Form 10-Q
period 1995-01-28
GENESEE CORP
filed 1995-03-09
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the  quarterly  period  ended  JANUARY  28, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition  period from     to

                         Commission File Number 0-1653

                              GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

STATE  OF NEW YORK                                               16-0445920
(State or other  jurisdiction of
incorporation or organization)                                 (I.R.S. Employer
                                                            Identification No.)

445 St. Paul Street, Rochester, New York                         14605
(Address of principal executive offices)                         (Zip Code)

Registrant's  telephone number, including area code (716)546-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                         Number of Shares
          Class                             Outstanding

Class A Common  Stock (voting),              209,885
par value $.50 per share

Class B Common  Stock (non-voting),          1,392,136
par value $.50 per share



                                    GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                          January 28, 1995 and April 30, 1994


                                                                                            UNAUDITED            AUDITED
(Dollars in Thousands)                                                               January 28, 1995     April 30, 1994
ASSETS
Current assets:
 Cash and cash equivalents                                                                    $13,514              7,159
 Marketable securities available for sale, at market                                           32,590             30,800
 Trade accounts receivable, less allowance for doubtful accounts
  of $660 at January 28, 1995; $677 at April 30, 1994                                           9,226             11,479
 Inventories, at lower of cost (FIFO) or market;
  Finished goods                                                                                4,005              3,479
  In process                                                                                    1,382              1,056
  Raw materials                                                                                 8,433              6,178
   Total Inventories                                                                           13,820             10,713
 Deferred income tax assets - current                                                           1,816              2,073
 Real estate mortgage receivable - current                                                      5,807                  0
 Other current assets                                                                           1,956                809
Total current assets                                                                           78,729             63,033

 Property, plant and equipment, at cost                                                       120,052            127,502
 Less accumulated depreciation                                                                 91,405             88,410
 Net property, plant and equipment                                                             28,647             39,092
 Investment in and notes receivable from unconsolidated
  real estate partnership                                                                       4,358              4,514
 Real estate mortgage receivable                                                                    0              6,000
 Investment in:
  Direct financing leases                                                                       2,580              2,967
  Leveraged leases                                                                             21,064             19,350
   Total investments in leases                                                                 23,644             22,317
 Deferred income tax assets - long term                                                        12,902             13,679
 Other non current assets                                                                       1,842              2,077
Total assets                                                                                 $150,122            150,712

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long term debt of consolidated
  real estate partnerships                                                                       $258                258
 Accounts payable                                                                              11,634             11,982
 Accrued compensation and other expenses                                                        4,334              3,204
 Federal and state income and excise taxes payable                                              1,223                414
 Federal and state beer taxes                                                                   1,460              2,147
 Deferred income taxes - current                                                                  961                912
 Accrued postretirement benefits - current                                                        566                566
Total current liabilities                                                                      20,436             19,483

 Deferred income taxes - long term                                                             18,924             18,718
 Accrued postretirement benefits - long term                                                   15,876             15,273
 Mortgage notes payable on real estate investments                                              3,840              9,611
 Other liabilities                                                                                308                 70
Total liabilities                                                                              59,384             63,155

 Minority interests in consolidated subsidiaries                                                1,461              1,454
 Shareholders' equity:
  Common stock Class A                                                                            105                105
  Common stock Class B                                                                            753                753
  Additional paid-in capital                                                                    5,882              5,882
  Retained earnings                                                                            87,921             83,385
  Less unrealized loss on marketable securities, net of income taxes                            1,376                  0
                                                                                               93,285             90,125
  Less treasury stock                                                                           4,008              4,022
 Total shareholders' equity                                                                    89,277             86,103

Total liabilities and shareholders' equity                                                   $150,122            150,712

See accompanying notes to consolidated financial statements.





                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                 Thirteen Weeks Ended January 28, 1995 and January 29, 1994

(Dollars in Thousands,
Except Per Share Data)                                                    UNAUDITED
                                                                     1995           1994
Revenues                                                                $41,464        41,992
 Less:
   Federal and state beer taxes                                           8,867         9,458
   Sales returns and allowances                                             813           741
                                                                          9,680        10,199

Net revenues                                                             31,784        31,793

  Cost of sales                                                          22,947        23,335

Gross profit                                                              8,837         8,458

  Selling, general and administrative expenses                            7,092         8,357

Operating income                                                          1,745           101

  Investment income                                                         837         1,966
  Other income / (expense), net                                            (34)          (44)
  Interest of minority partners in earnings of
    consolidated subsidiaries                                             (162)          (97)


Earnings before income taxes                                              2,386         1,926

  Income taxes                                                              942           748

Net earnings - $.90 per share
  in 1995, $.74 in 1994                                                   1,444         1,178

Retained earnings at beginning of period                                 86,477        82,416


Retained earnings at end of period                                      $87,921       $83,594

See accompanying notes to consolidated financial statements.











                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                    Thirty Nine Weeks Ended January 28, 1995 and January 29, 1994

(Dollars in Thousands,
Except Per Share Data)                                                    UNAUDITED
                                                                     1995           1994
Revenues                                                               $131,148       139,711
 Less:
   Federal and state beer taxes                                          29,196        32,294
   Sales returns and allowances                                           2,419         2,127
                                                                         31,615        34,421

Net revenues                                                             99,533       105,290

 Cost of sales                                                           71,460        77,180

Gross profit                                                             28,073        28,110

 Selling, general and administrative expenses                            22,850        26,410

Operating income                                                          5,223         1,700

  Investment income                                                       2,420         4,142
  Other income / (expense), net                                           (194)         (307)
  Gain on sale of interest in real estate partnership                     1,670             0
  Interest of minority partners in earnings of
    consolidated subsidiaries                                             (483)         (315)

Earnings before income taxes and cumulative
effect of change in accounting principle                                  8,636         5,220

  Income taxes                                                            3,418         2,052

Net earnings before cumulative effect
  of change in accounting principle                                       5,218         3,168

 Cumulative effect to May 1, 1994 of change in
   accounting for investments in debt and equity securities                 760             0

Net earnings - $3.73 per share
  in 1995, $1.98 in 1994                                                  5,978         3,168

Retained earnings at beginning of period                                 83,385        81,867

  Less: Dividends - $.90 per share in 1995
    and $.90 per share in 1994                                            1,442         1,441

Retained earnings at end of period                                      $87,921       $83,594

See accompanying notes to consolidated financial statements.





                                 GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Thirty Nine Weeks Ended January 28, 1995 and January 29, 1994


                                                                                                 UNAUDTIED
(Dollars in Thousands)
                                                                                        1995           1994
Cash flows from operating activities:
  Net Income                                                                                    $5,978         3,168
  Adjustment to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting principle                                         (760)             0
     Depreciation                                                                                3,835         4,711
     Provision for unrealized losses on short-term investments                                       0           270
     Interest of minority partners in earnings of consolidated subsidiaries                        483           315
     Gain on investment in real estate partnership                                             (1,670)             0
  Changes in non-cash assets and liabilities:
   (Increase) decrease in :
     Trade accounts receivable                                                                   2,253           858
     Inventories                                                                               (3,107)           120
     Deferred income tax assets                                                                  1,444       (1,001)
     Other assets                                                                                (912)           676
  (Decrease) increase in :
     Accounts payable                                                                            (348)       (3,313)
     Accrued compensation and other expenses                                                     1,130         1,416
     Income taxes payable                                                                          809           763
     Federal and state beer taxes                                                                (687)           441
     Deferred income tax liabilities                                                               255         1,333
     Accrued postretirement benefits                                                               603           900
     Other liabilities                                                                             238         (668)
Net cash provided by operating activities                                                        9,544         9,989

Cash flows from investing activities:
  Capital expenditures                                                                         (2,667)       (4,978)
  Sale of marketable securities                                                                  9,434        29,522
  Purchases of marketable securities                                                          (12,250)      (25,198)
  Investments in and advances to unconsolidated real estate partnerships                           156       (1,801)
  Principal payments on real estate mortgage receivable                                            193         (183)
  Proceeds from sale of property, plant, and equipment                                          10,947             0
  Net investment in direct financing and leveraged leases                                      (1,327)       (1,416)
  Contributions (withdrawals) by minority interest                                               (476)         (142)
Net cash provided (used) by investing activities                                                 4,010       (4,196)

Cash flows from financing activities:
  Principal payments on long term debt of consolidated real estate partnerships                (5,771)             0
  Net proceeds from treasury stock transactions                                                     14             0
  Payment of dividends                                                                         (1,442)       (1,441)
Net cash used by financing activities                                                          (7,199)       (1,441)

Net increase in cash and cash equivalents                                                        6,355         4,352

Cash and cash equivalents at beginning of period                                                 7,159         3,227

Cash and cash equivalents at end of period                                                     $13,514         7,579

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Income taxes                                                                                    $856           704
  Interest paid on consolidated real estate investment mortgage debt                              $498           551

See accompanying notes to consolidated financial statements.





                              GENESEE CORPORATION

Notes to Consolidated  Financial Statements

NOTE (A) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,602,021 for the thirteen week period ended January 28, 1995 and 1,601,322 for the thirteen week period ended January 29, 1994. The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,601,782 for the thirty nine weeks ended January 28, 1995 and 1,601,322 for the thirty nine weeks ended January 29, 1994.

NOTE (B) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at April 30, 1994 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year.

NOTE (C) In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items (with the exception of the accounting changes on May 1, 1994 to adopt Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities) which are necessary for a fair presentation of the results for the periods presented.

NOTE (D) The Corporation's net earnings reported for the thirty-nine weeks of fiscal 1995 include $760,000 (net of income taxes) relating to the cumulative effect to May 1, 1994 of a change in the accounting treatment for investments in debt and equity securities. Effective at the beginning of fiscal 1995, the Corporation was required to adopt Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS
115). The Corporation has classified all of its marketable debt and equity securities as available for sale. The Available for Sale classification means that such securities are shown on the Corporation's balance sheet at market value and that any change in the market value of these securities is reflected as a separate component of stockholders' equity on the balance sheet until such time that a security is sold. At that time, the Corporation will record a realized gain or loss on its statement of earnings. The cumulative effect to May 1, 1994 of this accounting change relates to the fact that prior to and through April 30, 1994, the Corporation had recorded $1.3 million in unrealized pre-tax losses on its investment portfolio.



                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of
        Financial Condition & Results of Operations

Comparison of 13 weeks ended January 28, 1995 to 13 weeks ended January 29, 1994


     Consolidated net revenues for the 13 weeks ended January 28, 1995 were $31.8 million, which is roughly equal to consolidated net revenues reported for the same period last year. Consolidated net earnings were $1.4 million, or $.90 per share in the 13 weeks this year, compared to net earnings of $1.2 million, or $.74 per share, for the same period last year.

     Genesee Brewing Company's net sales in the third quarter were $26.8 million, an increase of $1.0 million or 3.9% from last year's net sales of $25.8 million. Barrelage increased 1% to 445,000 barrels in the third quarter this year. The increase in net revenues and barrel sales for Genesee Brewing Company was primarily the result of rapid growth in the sales of JW Dundee's Honey Brown Lager, a higher priced specialty brew that was introduced in January 1994.

     Over the past few years, consumer trends in the malt beverage industry have favored innovative new brands and packages. Genesee Brewing Company has addressed this trend by continuing to introduce new brands and package configurations. During the third quarter this year, Genesee Brewing Company introduced Koch's Ice Beer, extending its line of popularly priced Kochs products. In addition, Genesee Brewing Company introduced 30 and 36 can package configurations in several major markets in an effort to capitalize on the continued popularity of can packages. Sales of these new products and packages have helped to offset declining sales in Genesee Brewing Company's established brands.

     The increase in Genesee Brewing Company's third quarter net sales was also the result of increased export sales. Export sales more than doubled in the third quarter this year to 22,359 barrels as compared to 10,573 barrels for the same period last year. The growth in export sales was the direct result of renewed sales efforts and greater focus on the export market segment.

     Genesee Brewing Company's net sales per barrel were up 3.7% for the third quarter this year, compared to the third quarter last year primarily as a result of a general price increase that went into effect late in fiscal 1994. A shift in product mix to Genesee Brewing Company's higher-priced specialty products and a $660,000 federal excise tax credit that was taken in the quarter also contributed to the increase in net sales per barrel.

     Net sales for Ontario Foods were $4.5 million in the third quarter, compared to $5.1 million for the third quarter of fiscal 1994. The decline in sales was attributable to the restructuring program initiated in August 1993 whereby several low profit product lines were eliminated. Ontario Foods experienced higher sales during the third quarter last year than this year as customers built inventories pending transition to other suppliers.





                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Although overall sales were down in the third quarter of fiscal 1995, Ontario Foods' private label business continued to grow. Private label sales for the third quarter were approximately $394,000 higher than last year due in part to continued growth in Ontario Foods' side dish business. Sales of these items were up $183,000 in the third quarter this year compared to the third quarter last year. In addition, late in the second quarter of this fiscal year, Ontario Foods completed the acquisition of several private label product lines from a New Jersey food processing company. Sales of these products amounted to $612,000 in the third quarter.

     Consolidated gross profit was $8.8 million or 27.8% of net sales for the third quarter this year compared to $8.5 million or 26.6% of net sales for the same period last year. The improved gross profit was primarily attributable to Genesee Brewing Company. Genesee Brewing Company's gross profit increased from $7.0 million or 27.2% of net sales in the third quarter fiscal 1994, to $7.9 million or 29.3% of net sales in the third quarter fiscal 1995. This increase resulted from the general price increase that went into effect late in fiscal 1994, a better brand and package mix, and continued efforts to contain or reduce production costs. However, commencing January 1, 1995, the price of aluminum cans increased approximately 40% in response to the recent increases and volatility in worldwide aluminum prices. Since the price increase went into effect late in the Corporation's third quarter, it did not significantly affect third quarter profitability. However, if current prices for aluminum cans hold, this will have a significant adverse effect on Genesee Brewing Company's cost of sales in the future.

     Selling, general and administrative expenses for the Corporation decreased by $1.3 million or 15.1%, over the third quarter last year. The majority of this decrease was attributable the Corporation's on-going cost containment efforts and to a $1.1 million reduction in Genesee Brewing Company's marketing and media expenditures this year compared to last. In addition, Ontario Foods' restructuring program resulted in non-recurring restructuring costs of $158,000 incurred in the third quarter last year.

     Consolidated operating income for the third quarter was $1.7 million compared to operating income of $100,000 for the same period last year. This improvement was primarily the result of improved performance by Genesee Brewing Company. Genesee Brewing Company's third quarter operating income of $1.4 million represented a $1.5 million improvement over last year's third quarter operating loss of $108,000. As already mentioned, improved volume and product mix, a general price increase, and lower selling, general and administrative spending all contributed to Genesee Brewing Company's operating performance.

     Ontario Foods' third quarter operating income was $12,000 this year, compared to a $181,000 operating loss last year. The improvement was primarily due to continued growth in private label sales and to lower selling, general and administrative expenses.






                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Genesee Ventures, Inc. the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $487,000 for the third quarter of fiscal 1995, compared to $544,000 for the third quarter of fiscal 1994. The lower operating income was the result of the sale in August 1994 of Genesee Venture's interest in a Columbus, Ohio apartment project. Genesee Ventures' equity interest in the project had generated operating income of $175,000 in the third quarter last year.

     Consolidated investment income for the third quarter of fiscal 1995 was down $1.1 million to $837,000. Fiscal 1994 investment income included approximately $1.1 million of realized gains on marketable securities sold in the third quarter last year when the Corporation restructured its portfolio. During the third quarter of fiscal 1995, the Corporation recorded $123,000 of realized losses on the sale of marketable securities.

     In sum, the Corporation's consolidated earnings before income taxes totaled $2.4 million for the third quarter of fiscal 1995, compared to $1.9 million last year primarily as a result of improved performance by Genesee Brewing Company.

Comparison of 39 weeks ended January 28, 1995 to 39 weeks ended January 29,1994

     The Corporation's consolidated net revenues for the 39 weeks ended January 28, 1995 were $99.5 million, down $5.8 million from consolidated net revenues reported for the same period last year. Consolidated net earnings were $6.0 million, or $3.73 per share, this year compared to $3.2 million, or $1.98 per share, for the same period last year.

     Genesee Brewing Company's net sales in the first three quarters were $84.5 million, down $1.8 million from net sales of $86.3 million reported for the same period last year. The lower net sales resulted from a 6.9% decline in barrel volume which, in turn was attributable to continued competitive pressures in Genesee Brewing Company's key markets. Genesee Brewing Company's established brands have experienced the greatest decline as consumer preference continues to favor new brands and product categories at the expense of established brands. Genesee Brewing Company has responded by increasing the pace of new product and package introductions over the past few years. These new product introductions include Koch's Ice Beer, which was introduced in fiscal 1995, and Michael Shea's Black & Tan, Genny Ice Beer, and JW Dundee's Honey Brown Lager, all introduced in fiscal 1994. Sales of new products partially offset lower sales of Genesee Brewing Company's established brands.

     In addition to new brands and line extensions, Genesee Brewing Company introduced new 30 and 36 can package configurations in fiscal 1995 to capitalize on the continued popularity of can packages. Total sales of these new packages was approximately 50,000 barrels through the first three quarters of fiscal 1995.





                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Despite overall lower barrel volume this year compared to last year, Genesee Brewing Company's net sales per barrel were up 5.1%, primarily as a result of a general price increase that went into effect late in fiscal 1994. A shift in product mix to Genesee Brewing Company's higher-priced specialty products and a $660,000 federal excise tax credit also contributed to the increase in net sales per barrel.

     Net sales for Ontario Foods were $12.7 million in the first three quarters of fiscal 1995, compared to $15.9 million for the first three quarters of fiscal 1994. The decline in sales was the result of the restructuring program mentioned above. Although overall sales were down in the first three quarters of fiscal 1995, Ontario Foods' private label business showed continued growth. Private label sales for the first three quarters of fiscal 1995 were approximately $1.4 million higher than last year as a result of increased sales of Ontario Foods' side dish lines and the acquisition of several new product lines from a New Jersey food processor.

     The Corporation's consolidated gross profit margin was 28.2% of net sales for the first three quarters this year compared to 26.7% of net sales for the same period last year. The improved gross profit margin was primarily attributable to Genesee Brewing Company. Genesee Brewing Company's gross profit increased from $23.3 million or 27.0% of net sales in the first three quarters of fiscal 1994, to $24.9 million or 29.5% of net sales in the first three quarters of fiscal 1995. This increase was attributable to the general price increase that went into effect late in fiscal 1994, a better brand and package mix, and continued efforts to contain or reduce production costs. However, commencing January 1, 1995, the price of aluminum cans increased substantially in response to the recent increases and volatility in worldwide aluminum prices. Since the price increase went into effect late in the Corporation's third quarter, it did not significantly affect profitability through the first three quarters. However, if the current prices of aluminum cans hold, this will have a significant adverse effect on Genesee Brewing Company's cost of sales in the future.

     Selling, general and administrative expenses for the Corporation decreased by $3.6 million, or 13.6%, over the first three quarters of last year. A portion of this decrease was attributable to Ontario Foods' restructuring program which resulted in staff reductions and other administrative cost savings. In addition, Genesee Brewing Company's selling, general and administrative expenses were down approximately $1.9 million from last year's levels due to lower selling marketing and advertising expenditures and to a cost reduction program initiated in response to lower barrel volume.

     Consolidated operating income for the first three quarters was $5.2 million, compared to $1.7 million for the same period last year. The increase was primarily attributable to improved profit performance by Genesee Brewing Company and Ontario Foods.

     Genesee Brewing Company's operating income for the first three quarters of fiscal 1995 was $4.1 million, an increase of approximately $3.5 million over operating profit of $617,000 reported for





                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the same period last year. A general price increase, improved product mix, and lower selling, general and administrative spending all contributed to Genesee Brewing Company's strong profit performance.

     Operating income reported by Ontario Foods increased for the first three quarters this year to $108,000 from a loss of approximately $234,000 for the same period last year. This improvement was the result of the continued cost containment measures, improved production efficiencies and lower overhead derived from last fall's restructuring program. In addition, $158,000 of non-recurring restructuring costs contributed for last year's operating loss.

     Genesee Ventures Inc., reported operating income unchanged at $1.7 million for the first three quarters of fiscal 1995 compared to the first three quarters of fiscal 1994 despite the sale of Genesee Ventures' interest in a Columbus, Ohio apartment project.


     Consolidated investment income for the first three quarters of fiscal 1995 totaled $2.4 million, compared to $4.1 million from the same period last year. Fiscal 1994 investment income included approximately $1.5 million of net gains on marketable securities sold in November and December 1993 as part of the Corporation's plan to restructure its portfolio. For the first three quarters of fiscal 1995, the Corporation recorded $106,000 of net realized losses on the sale of marketable securities.

     The Corporation's consolidated statement of earnings for the first three quarters ended January 28, 1995 includes a $1.7 million gain on the sale of Genesee Ventures' 89% equity interest in the partnership that owned a Columbus, Ohio apartment project. The sale took place in August 1994.

     Net earnings before cumulative effect of change in accounting principle was $5.2 million in the first three quarters of fiscal 1995, compared to $3.2 million last year.



LIQUIDITY  AND  CAPITAL  RESOURCES


     Cash, cash equivalents, and marketable securities totaled $46.1 million on January 28, 1995, compared to $38.0 million at April 30, 1994. The higher balances were the result of proceeds received from the sale of Genesee Ventures' interest in a Columbus, Ohio apartment project as well as improved cash flow at Ontario Foods and Genesee Brewing Company during the first three quarters of fiscal 1995.





                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Prior to May 1, 1994, marketable securities were stated at the lower of cost or market. The adoption of SFAS 115 effective May 1, 1994 (as more fully described in Note D to the financial statements) required that debt and equity securities be valued at market.

     Inventories at January 28, 1995 were approximately $3.1 million higher than the balances reported at April 30, 1994. Inventories at Genesee Brewing Company increased due to the addition of new products. Ontario Foods' inventory also contributed to the increase with the continuing expansion of existing products lines and the acquisition of several new product lines from a New Jersey food processor.

     The Corporation holds a mortgage receivable in the amount of $5,807,000 due in full on June 1, 1995. As of January 28, 1995 this receivable was a current asset whereas at April 30, 1994 it was reported a non-current asset.

     Current liabilities at January 28, 1995 were up $900,000 from fiscal year end. This increase was primarily attributable to increased federal and state income tax liability as a result of higher earnings by Genesee Brewing Company.

     Mortgage notes payable on real estate investments totaled $3.8 million as of January 28, 1995, compared to $9.6 million at April 30, 1994. The reduction is a result of the sale of the interest in the Columbus, Ohio apartment complex mentioned above. This sale also reduced the net property, plant, and equipment amount shown on the Corporation's January 28, 1995 consolidated balance sheet.

     During the third quarter of fiscal 1995, Genesee Brewing Company initiated a plan to make major modifications to one of it's bottling lines. These modifications will include installation of rotary labelers which will enhance Genesee Brewing Company's ability to offer upscale packaging as part of it's efforts to capitalize on the trend towards specialty brews. The capital project is expected to be completed by the second quarter of fiscal 1996 and to cost in excess of $3 million.

     The Corporation expects to fund all future capital needs internally as it has in the past. With respect to real estate and equipment leasing, such investments may also include a debt component, generally obtained on a non-recourse basis.

     To enhance the Corporation's opportunities for future growth and to capitalize on its strong financial condition, the Corporation's long term strategy includes plans to seek investment opportunities outside its core brewing business. The Corporation will continue to search for and develop such opportunities.





                              GENESEE CORPORATION

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)       No exhibits are being filed with this report.

(b) The Corporation did not file any reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENESEE CORPORATION


Date: 3/9/95                   /s/ Robert N. Latella
                               Robert N. Latella
                               Executive Vice President
                               and Chief Operating Officer



Date:  3/9/95                  /s/ Edward J. Rompala
                               Edward J. Rompala
                               Vice President and Treasurer




