Form 10-K405
period 1995-04-30
GENESEE CORP
filed 1995-07-26
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)
/X/For the fiscal year ended: April 30, 1995

                                       OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from __________ to _________

Commission File Number: 0-1653

                              GENESEE CORPORATION
               (Exact name of registrant as specified in its charter)

    NEW YORK                                                                                 16-0445920
(state or other jurisdiction of                                                           (I.R.S. Employer
incorporation or organization)                                                          Identification No.)

445 St. Paul Street, Rochester, New York                                                       14605
(Address of principal executive office)                                                      (zip code)

Registrant's Telephone Number, including area code:                                  (716) 546-1030

Securities Registered Pursuant to Section 12(b) of the Act:                          NONE

Securities Registered Pursuant to Section 12(g) of the Act:                            Class B Common Stock,
                                                                                      par value $.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 14, 1995 was approximately $2,039,700.

The number of shares outstanding of each of the registrant's classes of common stock as of July 14, 1995 was:

                                    Number of Shares
               Class                  Outstanding
Class A Common Stock (voting)           209,885
   par value $.50 per share
Class B Common Stock (non-voting)      1,393,012
   par value $.50 per share

                                     PART I

Item 1.   Description of Business

          General. Genesee Corporation (the "Corporation") was incorporated in 1932 under the laws of the State of New York. The Corporation functions as a holding company, with wholly-owned subsidiaries that conduct business in the areas of malt beverage production, dehydrated food processing and packaging, equipment leasing and real estate investment.

          Malt Beverage Business. The Corporation's malt beverage business is conducted by its wholly-owned subsidiary, The Genesee Brewing Company, Inc. ("Genesee Brewing Company"). Genesee Brewing Company commenced brewing at the end of Prohibition in 1932 and is the Corporation's dominant business.

          Malt beverage products produced by Genesee Brewing Company are marketed under the following trademarks: Genesee Beer, Genesee Light Beer, Genesee Cream Ale, Genesee 12-Horse Ale, Genesee Bock Beer, Genesee NA, Genny Ice Beer, Genny Red Lager, Michael Shea's Irish Amber Beer, Michael Shea's Black & Tan, Michael Shea's Blonde Lager, JW Dundee's Honey Brown Lager, Koch's Golden Anniversary Beer, Koch's Golden Anniversary Light Beer and Koch's Golden Anniversary Ice Beer.

          Genesee Brewing Company owns no patents, licenses, franchises or concessions, except for the trademarks identified above. These trademarks are a valuable source of product identity for Genesee Brewing Company brands.

          During the fiscal year ended April 30, 1995, Genesee Brewing Company sold approximately 1.8 million barrels of malt beverage products. Sales generally are greater in the summer than in the winter months.

          Except in Monroe County, New York, where Genesee Brewing Company sells its products directly to retailers, beer and ale are sold to approximately 250 independent wholesale distributors. Through this distribution system, malt beverages produced by Genesee Brewing Company are resold to retailers in twenty-six states and the Canadian provinces of Ontario and Quebec. Sales to distributors located in New York, Pennsylvania and Ohio account for approximately 85% of Genesee Brewing Company's sales. Export sales accounted for approximately two-percent of sales in fiscal 1995, and Genesee Brewing Company is pursuing opportunities to expand export sales.

          Genesee Brewing Company's marketing organization consists of staff advertising, sales promotion, graphics, merchandising, sales administration and field sales personnel. These sales personnel work with the independent distributors to stimulate sales in each distributor's territory.

          The brewing industry in the United States is highly competitive. Genesee Brewing Company's products compete with a growing number of national, regional, microbrewed and imported brands. Genesee Brewing Company competes on the basis of advertising and/or pricing, depending on the competitive brand strategy and the particular market involved. The domestic brewing industry is dominated by five brewers whose brands accounted for approximately 90% of the beer and ale sold in the United States in 1994. Genesee Brewing Company's relative position in the industry in terms of annual barrel sales is believed to be seventh, as it has been for several years.

          The Genesee and Koch's brands generate in excess of 90% of Genesee Brewing Company's sales volume. As part of its strategy to support its established brands, Genesee Brewing Company introduced Koch's Golden Anniversary Ice Beer in November 1994 to extend the Koch's family of value priced brands into the ice beer category. In March 1995, Genesee Brewing Company introduced Genny Red Lager to compete in the emerging red beer category. These two new brands demonstrate Genesee Brewing Company's commitment to maintain the vitality of its established brands with brand extensions and new products to meet changing consumer preferences.

          Overall consumption of malt beverage products in the United States has increased only slightly during the past ten years. Much of this growth has come from imported products and the popularity of microbrewed products which have spawned the small but rapidly growing specialty beer segment. Specialty beers are high quality, craft brewed products that utilize special ingredients and different brewing styles to create unique and distinctive malt beverage products. These specialty products may not have the broad appeal of the traditional American lager-style beers, but they have acquired a meaningful share of the market from consumers seeking variety in their malt beverage consumption habits.

          Genesee was an early entrant in the specialty beer segment when it introduced Michael Shea's Irish Amber in 1992. Genesee Brewing Company's specialty beer line now includes Michael Shea's Irish Amber, Michael Shea's Black & Tan, JW Dundee's Honey Brown Lager and Michael Shea's Blonde Lager, which was introduced in March 1995. These specialty brands account for a small but growing percentage of Genesee Brewing Company's overall sales and they represent a significant opportunity for Genesee Brewing Company in a growing segment of the malt beverage market. In recognition of the unique product development and marketing challenges posed by the specialty beer category, Genesee Brewing Company created a specialty brewing division to consolidate all of its specialty brands under a single identity. As part of its strategy to expand its sales in the specialty segment, Genesee Brewing Company will continue to develop new brands to expand its line of specialty products.

          Beer and ale products are produced from barley malt, hops, corn grits and corn syrups. Genesee Brewing Company uses the Krausen process in the brewing of beer. This process produces natural carbonation by the addition of a small amount of beer in the early stages of fermentation to fermented beer at the beginning of the lager or aging process. Variations in the flavor, appearance and aroma of beer and ale products are achieved by changing the proportions of the basic ingredients, modifying the malting and finishing processes, using different strains of yeast in the process of fermentation and altering the aging period.

          Genesee Brewing Company has several sources of supply available to it for most of the ingredients, packaging materials and equipment utilized in the brewing and bottling operations. Glass bottles in which beer and ale are packaged are purchased from three sources. Genesee Brewing Company is not under any contractual obligation to limit purchases of bottles to these suppliers and alternative sources are available.

          Genesee Brewing Company purchases all of its requirements for aluminum cans from a single supplier under an agreement which runs through December 31, 1998. This supplier has multiple plants which are qualified to produce for Genesee Brewing Company. If the current supplier was unable to supply Genesee Brewing Company's requirements, alternative sources for aluminum cans might not be readily available.

          Fiber board and chipboard used for secondary packaging of glass bottles and aluminum cans (e.g., 6-pack baskets, 12-pack wraps, etc.) are purchased from single sources to maintain compatibility with packaging equipment used by Genesee Brewing Company. Alternate sources for these secondary packaging materials might not be readily available.

          Corrugated packaging used for 24-can trays and 24-pack cartons is purchased from two suppliers. Genesee Brewing Company is not under any contractual obligation to limit purchases of corrugated packaging to these two suppliers and additional sources for these packaging materials are readily available.

          Genesee Brewing Company has an agreement to purchase virtually all of its requirements for barley malt from a single supplier. This agreement runs through December 1995 and can be renewed by Genesee Brewing Company for two additional one-year terms. Alternative sources for barley malt are readily available, subject to the possibility of shortages which may affect the entire commercial malting industry.

          The price, quality and availability of agricultural ingredients used in the brewing process are affected by weather and other climatic conditions in the regions where these ingredients are grown. Cool and wet conditions in certain growing regions during the summer of 1994 adversely affected crop yields and the quality of barley used to produce the barley malt used in the production of malt beverages. The supplier of barley malt to Genesee Brewing Company carefully monitored the barley it purchased to maintain the quality of barley malt supplied to Genesee Brewing Company. Although Genesee Brewing Company did not experience any difficulty in obtaining sufficient supplies of barley malt, the cost of barley malt was slightly higher than anticipated.

          Favorable weather conditions during the 1994 growing season produced record yields in many corn-growing regions which resulted in stable pricing, adequate supplies and high quality of the corn products used in malt beverage production.

          The price, quality and availability of agricultural ingredients for the remainder of fiscal 1996 will be determined by climatic conditions during the current growing season. To date, climatic conditions during the 1995 growing season have been generally favorable in most regions where agricultural ingredients used by Genesee Brewing Company are grown.

          A substantial portion of Genesee Brewing Company's requirements for hops is purchased on a contract basis two to three years in advance of harvest. These contracts are firm with respect to quality, price and variety. The balance of hops requirements is purchased as needed on the open market.

          In addition to the governmental regulation common to most businesses, Genesee Brewing Company is regulated by the U.S. Treasury Department's Bureau of Alcohol, Tobacco and Firearms, the U. S. Food and Drug Administration, the New York State Liquor Authority, the New York Department of Agriculture and Markets and the state liquor control agencies in each state in which its products are sold. These regulations cover, among other matters, collection of federal and state taxes, physical changes in plant and other operating facilities, types of credit allowed, reporting and changing prices, sales promotion, advertising and public relations, labeling and packaging, changes in officers and directors, investigations of employees, and distribution methods and relationships.

          As of April 30, 1995, seven states where Genesee Brewing Company products are sold (New York, Vermont, Maine, Connecticut, Massachusetts, Michigan and Delaware) require consumers to pay a deposit on containers. The United States Congress and several other states in which Genesee Brewing Company products are sold have, from time to time, considered legislation that would require a deposit on containers, impose special taxes on non-refillable containers or non-biodegradable packaging materials, or require hazard warnings to be included in advertising or posted at retail outlets.

          Although Genesee Brewing Company has facilities for removing certain solid waste materials from effluent discharged by its Rochester, New York brewing plant, the effluent is discharged into the Rochester Pure Waters District sewage system for further treatment. An agreement with the Rochester Pure Waters District provides that Genesee Brewing Company will make annual surcharge payments to the District which will fluctuate with production levels and may vary according to effluent content. In fiscal 1995, a surcharge of approximately $303,000 was paid in addition to the normal sanitary and combined sewage charge for the year of approximately $480,000.

          Food Business. The Corporation's food business is conducted by its wholly-owned subsidiary, Ontario Foods, Incorporated ("Ontario Foods"). Ontario Foods produces a variety of dry and dehydrated food and beverage products, including soup mixes, side dishes, infant cereals, iced tea mixes, instant beverage mixes and hot cocoa. The products are produced by mixing and blending various dry ingredients and packaging these products in a variety of packaging configurations, including flexible pouches, fiber and metal cans and bulk packaging in fiber drums and polyethylene lined cartons.

          Food and beverage products produced by Ontario Foods are sold to food store chains throughout the United States under Ontario Foods' proprietary labels or as private label products under the label of the food store chain. Chain store private label products are a growing product category and represent the largest part of Ontario Foods' revenues.

          Ontario Foods' proprietary food and beverage products are marketed under the Thirst Quench'r, Taste of the Alps, Sadano's, Golden Kettle and Van Dutch trademarks. Except for these trademarks, Ontario Foods does not own any trademarks, patents, franchises or concessions which are material to its business.

          In fiscal 1995, Ontario Foods continued the strategy it implemented in fiscal 1994 to focus resources on its private label business. As part of this strategy, Ontario Foods acquired the private label product lines of a New Jersey
- - -based food processing company in August 1994 which contributed to the growth of revenues and earnings from Ontario Foods' private label business in fiscal 1995.

          Although contract manufacturing was reduced as part of the plan to focus on private label business, Ontario Foods has continued some contract processing/packaging arrangements with major food companies. Contract processing /packaging agreements are typically short term in nature, terminating with the end of the particular production run. The blending and packaging of infant breakfast cereal for a single customer accounts for a significant amount of Ontario Foods' contract processing/packaging business.

          The food and beverage products produced by Ontario Foods utilize a variety of natural and artificial ingredients. Some of these ingredients are processed by Ontario Foods from a raw state while others have been pre-processed and are further processed by Ontario Foods to produce the finished product. Numerous sources of supply are available for the ingredients used in Ontario Foods' products. Products produced under contract processing/packaging agreements typically utilize ingredients and packaging supplied by the customer.

          Food and beverage products produced by Ontario Foods are packaged in a variety of packaging configurations, including cartons, flexible pouches and fiber and metal cans. Packaging materials used by Ontario Foods are purchased from a variety of sources.

          Ontario Foods' business is non-seasonal, although the product mix varies on a seasonal basis. For example, iced tea and beverage mixes are consumed in greater quantity in the summer months whereas consumption of dry soup mixes, side dishes and hot cocoa are typically greater in the fall and winter months.

          The dehydrated food industry consists of thousands of producers ranging from large multi-national companies with vast product offerings and operations, to small specialty producers which serve specific geographic areas or market niches. Ontario Foods competes primarily on the basis of quality, price and service.

          In addition to the governmental regulations common to most businesses, food processing is regulated by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the New York Department of Agriculture and Markets and a variety of other state and local agencies. These regulations cover ingredients and packaging materials, product labeling, plant sanitation and processing methods, and disposal of adulterated or contaminated ingredients or products.

          Other Businesses. The Corporation's equipment leasing business is conducted by a joint venture known as Cheyenne Leasing Company ("Cheyenne"), which is 85% owned by the Corporation's Genesee Ventures, Inc. ("Genesee Ventures") subsidiary. In the fiscal year ended April 30, 1995, Cheyenne financed leases involving equipment having an initial cost of $22 million. Cheyenne's total lease portfolio as of April 30, 1995 included more than 290 leases representing an initial equipment cost of approximately $109 million.

          The Corporation's real estate investment activities are conducted by two subsidiaries of Genesee Ventures. One real estate investment is a minority interest in an office building in Rochester, New York. The second is a fifty-percent interest in a multi-unit residential property located in a suburb of Syracuse, New York.

          During fiscal 1995, the Corporation sold its interest in a third property - a multi-unit residential property located in Columbus, Ohio. During fiscal 1994, the Corporation held a ninety-five percent interest in a $5.8 million mortgage from the 1990 sale of another investment property. This mortgage was paid in full in June 1995.

          Employees. As of April 30, 1995, the Corporation and its subsidiaries employed 693 people. Genesee Brewing Company employed 597 people, 380 of whom are represented by six separate unions whose collective bargaining agreements generally conform to those of the brewing industry. During fiscal 1995, three-year contracts were successfully negotiated with these unions. Employee relations with Genesee Brewing Company's union and non-union employees have been good.

          As of April 30, 1995, Ontario Foods employed 96 people, none of whom are represented by a union. Employee relations for Ontario Foods have been good.

Item 2.   Properties

          Brewing Operations. Genesee Brewing Company's brewing, bottling, racking, storage, shipping, branch distribution, garage, office and maintenance facilities are situated in Rochester, New York on approximately 26 acres of land.

          The original brewing building in Rochester is approximately 100 years old and is of stone construction. A second brewhouse was built in 1980. Genesee Brewing Company's other buildings in Rochester are of concrete block, steel or metal construction and have been constructed since 1932 except for certain warehouse and distribution facilities which are about 80 years old.

          Based on current product and package mix, these facilities give Genesee Brewing Company capacity for producing approximately 3,500,000 barrels of beer and ale per year. If demand were to warrant, Genesee Brewing Company could implement further phases of a planned brewhouse expansion which, based on current product and package mix, would achieve a total annual capacity of approximately 6,000,000 barrels.

          Production equipment is upgraded or added as needed and is comparable to that used in the industry.

          All of the properties described above are owned free and clear of any mortgages or other encumbrances. The Corporation considers the above properties and equipment to be in generally good condition and adequate and suitable for the conduct of its business.

          In January 1995, Genesee Brewing Company sold a former malting facility in Sodus Point, New York that had been out of service since it was closed in 1986.

          In June 1995, Genesee Brewing Company was notified that Consolidated Rail Corporation intends to abandon the track serving Genesee Brewing Company's facility within three years. Rail service is used to deliver grains used in brewing malt beverages. Other methods of delivery of brewing grains are available but would be more expensive.

          Genesee Brewing Company owns and operates a fleet of 20 delivery trucks and 11 tractors and 15 trailers used to transport beer to customers. Genesee Brewing Company also owns 75 automobiles used by salesmen and executives and 10 pick-up trucks and vans.

          Food Processing Operations. Ontario Foods leases approximately 220,000 square feet of office, production, laboratory and storage space in Albion, New York. The term of the lease expires in the year 2000. Ontario Foods also maintains a sales office in Ocean Township, New Jersey.

          The production facility, which is comprised of several buildings with attendant leasehold improvements, was designed and constructed for food processing operations. The buildings and related equipment are considered to be in generally good condition and are adequate and suitable for the current and projected future needs of Ontario Foods.

          Ontario Foods has production equipment for freeze drying, drum drying, mixing and packaging of food products. Equipment is regularly maintained and upgraded and is comparable to that used in the industry.

          Other. The Corporation's Genesee Ventures subsidiary has interests in three real estate investments. Each real estate investment is owned by a separate subsidiary of Genesee Ventures in partnership with a real estate investment and management company.

          Clinton Square is a 14-story office building in Rochester, New York, construction of which was completed in September 1990. A subsidiary of Genesee Ventures has a ten percent interest in the limited partnership that owns Clinton Square. A second Genesee Ventures subsidiary owns a fifty percent interest in the limited partnership that owns a 408-unit apartment complex located in a suburb of Syracuse, New York. A third Genesee Ventures subsidiary owns a ninety five percent interest in the limited partnership that formerly owned Brook Gardens, a 425-site manufactured home community in Hamburg, New York. The Brook Gardens property was sold in November 1990. The limited partnership held a note and mortgage from the buyer for a portion of the purchase price of the property. This note was paid in full and the mortgage was discharged in June 1995.

Item 3.   Legal Proceedings

          In September 1992, Myrtha Herandez, doing business as Upstate Returns, commenced a lawsuit in U.S. District Court for the Western District of New York against Genesee Brewing Company and beer distributors and soft drink bottlers in Rochester, New York. The lawsuit alleged that Genesee Brewing Company conspired with the other defendants in violation of federal and state antitrust statutes to prohibit and restrain the plaintiff from entering the beverage container recycling business. The complaint sought compensatory damages of $1,000,000, trebling thereof under applicable antitrust statutes, punitive damages of $15,000,000, attorneys fees, costs and disbursements. Genesee Brewing Company filed an answer asserting certain affirmative defenses and counterclaims. In response to motions by Genesee Brewing Company and the other defendants, the Court dismissed all causes of action against Genesee Brewing Company and all other defendants by order entered on May 2, 1995. Acting pro se, the plaintiff on June 22, 1995, filed a motion seeking reconsideration of the U.S. District Court ruling dismissing all causes of action and an extension to retain council
(sic).

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter ended April 30, 1995.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Corporation's Class B Common Stock is traded over-the-counter on the NASDAQ National Market System under the symbol GENBB. As of June 26, 1995, the approximate number of holders of record of Class A and Class B Common Stock were 170 and 1,250 respectively. There is no established public trading market for the Corporation's Class A (voting) Common Stock which has generally traded within the same range as Class B (non-voting) stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:

UNAUDITED          FISCAL YEAR ENDED APRIL 30, 1995       FISCAL YEAR ENDED APRIL 30, 1994
                      MARKET PRICE        DIVIDENDS         MARKET PRICE        DIVIDENDS
                    HIGH        LOW                       HIGH        LOW
First Quarter    $   40        36 1/2        0.30          38          32          0.30

Second Quarter       42          37          0.30          38          32          0.30

Third Quarter        39        34 1/2        0.30          44        34 1/4        0.30

Fourth Quarter     39 1/4      35 1/2        0.90        42 1/2      37 1/4        0.70

The Corporation expects to continue its policy of paying dividends. The dividends paid in any year, however, depend on earnings, capital requirements and the overall financial condition of the Corporation.

Item 6.   Selected Financial Data

                                                               UNAUDITED
YEARS ENDED                                    4/30/95  4/30/94  4/30/93  4/30/92  4/30/91
Net Revenues                                  $131,367  137,142  138,745  145,148  134,785

Earnings before Cumulative Effect of
  Changes in Accounting Principles            $  5,608    4,080      342    7,427    5,938

Net Earnings / (Loss)                         $  6,368    4,080  (6,505)    7,427    5,938

Total Assets                                  $148,699  150,712  149,012  142,780  122,616

Total Long Term Debt                          $  4,038    9,869   10,154   10,410    -

Earnings Per Share Before Cumulative Effect
  of Changes in Accounting Principles         $   3.50     2.55     0.21     4.64     3.71

Net Earnings / (Loss) Per Share               $   3.98     2.55   (4.06)     4.64     3.71

Cash Dividends Per Share                      $   1.80     1.60     1.60     1.68     1.60

(Dollars in thousands, except per share data)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Summary. Gross revenues for the fiscal year ended April 30, 1995 were $173.1 million compared to fiscal 1994 gross revenues of $181.8 million, and fiscal 1993 gross revenues of $184.4 million. The Corporation reported net earnings of $6.4 million in fiscal 1995 compared to net earnings of $4.1 million in fiscal 1994 and a net loss of $6.5 million in fiscal 1993.

          Fiscal 1995 net earnings include a $1.7 million gain from the sale of the Corporation's interest in a residential real estate project in Columbus, Ohio. In addition, fiscal 1995 net earnings include $760,000 (net of income taxes) relating to the cumulative effect to May 1, 1994 of a change in the accounting treatment for investments in debt and equity securities. Effective at the beginning of fiscal 1995, the Corporation was required to adopt Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Corporation has classified all of its marketable debt and equity securities as available for sale. This classification means that such securities are shown on the Corporation's balance sheet at market value and that any change in the market value of these securities is reflected as a separate component of shareholders' equity on the balance sheet until such time that a security is sold. At that time, the Corporation will record a realized gain or loss on its statement of earnings. The cumulative effect to May 1, 1994 of this accounting change relates to the fact that prior to and through April 30, 1994, the Corporation had recorded $1.3 million in unrealized pre-tax losses on its investment portfolio.

          The loss in fiscal 1993 included a one-time net, after-tax charge of $6.8 million resulting from the Corporation's early adoption of two required accounting changes which affected the accounting for income taxes and post-retirement benefits other than pensions.

          Results of Operations. Fiscal 1995 consolidated net revenues of $131.4 million were down $5.7 million compared to net revenues of $137.1 million in fiscal 1994. Net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $110.3 million, a decrease of $1.6 million or 1.4% from the $111.9 million in fiscal 1994. Genesee Brewing Company's barrel volume for fiscal 1995 decreased 5.4% to 1.8 million barrels compared to 1.9 million barrels in 1994. The decrease in malt beverage sales was primarily the result of lower sales of Genesee Brewing Company's established brands. In recent years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new brands and "niche" products targeted at specific consumer markets. Genesee Brewing Company has addressed this trend with the introduction of new products as described above in Item 1. Growth in the sales of these new brands has helped to offset the decline in sales of Genesee Brewing Company's established brands. Sales of Genesee Brewing Company's specialty brands nearly doubled in fiscal 1995 to a total of 150,000 barrels.

          Despite lower overall revenues, Genesee Brewing Company's net sales per barrel increased by almost $2.50 in fiscal 1995. The increase in sales per barrel is due to a general industry price increase that went into effect late in fiscal 1994, a $660,000 excise tax credit, and a favorable change in brand mix. Genesee Brewing Company's specialty brands are priced higher than its other brands and are generally more profitable.

          Net sales for Ontario Foods decreased $3.1 million in fiscal 1995 due to the restructuring program initiated in fiscal 1994. The restructuring program eliminated certain marginally profitable food ingredients and contract manufacturing business. In order to effect a smooth transition to other suppliers, the customers for this business temporarily increased their inventories which resulted in a one time surge in Ontario Foods' fiscal 1994 sales. Despite the overall sales decline, Ontario Foods' on-going private label business showed a $2 million increase in sales. Side dish sales in particular showed continued growth, increasing by $1.4 million over fiscal 1994 sales. Fiscal 1995 sales also benefited from Ontario Foods' acquisition of several private label product lines from a New Jersey food processing company. These products contributed approximately $1 million to sales in fiscal 1995.

          Genesee Corporation's consolidated net revenues for fiscal 1994 were down $1.6 million compared to fiscal 1993. Genesee Brewing Company's net sales were $111.9 million in fiscal 1994 compared to $114.3 million in fiscal 1993. Genesee Brewing Company's lower sales were the result of lower barrel sales in fiscal 1994. Barrel volume decreased 4.2% to 1.9 million barrels compared to 2 million barrels in fiscal 1993. The decrease in volume was primarily due to the continued decline in established brands resulting from competitive pressure and the current consumer trend towards newer brands.

          In fiscal 1994, Ontario Foods' net sales increased 4.5% or $900,000 despite the suspension of certain marginally profitable food ingredients and contract manufacturing business pursuant to the restructuring plan previously mentioned. Ontario Foods' line of private label side dishes continued to show strong sales growth in fiscal 1994. Sales of these products were up $3.2 million versus fiscal 1993.

          Genesee Corporation's consolidated gross profit was down by $810,000 in fiscal 1995 as compared to fiscal 1994 due to lower sales volume. However, as a percentage of net revenues, consolidated gross profit increased from 27% in fiscal 1994 to 27.6% in fiscal 1995. The higher percentage gross profit margins are attributable to the higher margins reported by Genesee Brewing Company. Genesee Brewing Company's gross profit margins, as a percent of net sales, increased by 1.5 percentage points despite lower sales volume and a sharp increase in the cost of aluminum cans that went into effect on January 1, 1995. The improvement in Genesee Brewing Company's percentage gross profit margins was primarily the result of increased specialty brand sales (i.e., improved brand mix), the price increase previously mentioned, and improved production efficiencies resulting from ongoing cost containment efforts.

          Ontario Foods' gross profit was down substantially in fiscal 1995 due to lower sales volume. However, Ontario Foods' private label business showed higher gross profits due to a more favorable sales mix. The more profitable side dish lines represented a greater percentage of total sales in fiscal 1995 compared to fiscal 1994. Ontario Foods had a higher percentage of low margin iced tea and drink mix sales in fiscal 1994 than in fiscal 1995.

          In fiscal 1994, Genesee Corporation's consolidated gross profit was up $3.2 million over the consolidated gross profit reported in fiscal 1993. This increase was primarily due to improved margins at Ontario Foods. Ontario Foods' gross profit increased by $2 million in fiscal 1994 due to the higher sales volume and longer, more efficient production runs during implementation of the restructuring plan in fiscal 1994.

          Genesee Brewing Company's gross profit also was higher in fiscal 1994 than in the prior year. The improved margin was due to generally lower materials costs in fiscal 1994, particularly on barley malt and aluminum cans. In addition, Genesee Brewing Company continued its efforts to control costs and improve production efficiencies in order to offset the adverse effects of lower volume and intense price competition.

          Consolidated selling, general, and administrative expenses were down over $2 million in fiscal 1995, primarily as a result of Ontario Foods' restructuring program. Elimination of the food ingredients division and most of the contract manufacturing business greatly simplified the remaining business thereby allowing substantial reductions in selling costs and administrative overhead.

          Genesee Brewing Company's selling, general, and administrative expenses were also lower in fiscal 1995 compared to fiscal 1994 due to lower marketing expenditures. Genesee Ventures' consolidated selling, general, and administrative expenses were also lower due to the sale of Genesee Venture's 89% interest in the Columbus, Ohio residential real estate project.

          On a consolidated basis, Genesee Corporation reported operating income of $4.7 million in fiscal 1995 compared to operating income of $3.5 million in fiscal 1994 and an operating loss of $1.4 million in fiscal 1993. All three of the Corporation's subsidiaries showed higher operating profits in fiscal 1995 than in the previous year.

          Genesee Brewing Company's operating income increased $1.5 million in fiscal 1995 primarily due to improved brand mix and cost controls.

          Ontario Foods' operating income of $470,000 in fiscal 1995 represents a $337,000 increase over fiscal 1994's operating income of $133,000 and a $2.2 million increase over fiscal 1993's operating loss of $1.7 million. The increase in operating income was due to successful completion of the restructuring program previously mentioned and to continued growth in the company's private label side dish business.

          Genesee Ventures' fiscal 1995 operating income increased slightly over the previous year primarily due to favorable lease residual experience. Although the sale of the Ohio real estate investment generated a $1.7 million non-operating gain, it depressed fiscal 1995 operating income because the project was sold in August 1994 and therefore generated only four months of operating income for fiscal 1995. Genesee Ventures has reported approximately $2.3 million of operating income in each of the last three fiscal years.

          Consolidated investment income -- representing interest income, realized gains and losses on marketable securities, dividend income from marketable equity securities, and, prior to fiscal 1995, unrealized losses on marketable securities -- was $3.5 million in fiscal 1995 compared to $3.9 million in fiscal 1994 and $3.2 million in fiscal 1993. Fiscal 1995 investment income benefited from generally higher interest rates and investable balances. However, the decline in investment income is due to the fact that fiscal 1994's investment income was especially high. During the second and third quarters of fiscal 1994, the Corporation adjusted the asset allocation for its cash investment portfolio. Consequently the Corporation realized a $1.7 million gain on the sale of marketable securities as a result of this change. Investment income in fiscal 1994 would have been even higher had the Corporation not incurred a $1.2 million of unrealized losses in the fourth quarter of fiscal 1994 when interest rates rose dramatically and bond prices fell.

          Earnings before income taxes and cumulative effects of changes in accounting principles were $8.6 million in fiscal 1995 compared to $6.3 million in fiscal 1994 and $900,000 in fiscal 1993. More favorable sales mix, higher production efficiencies, non-recurring income from the sale of the Ohio real estate investment, and overhead cost containment efforts all contributed to the $7.7 million improvement in profitability between fiscal 1993 and fiscal 1995. These factors also contributed to the $2.3 million increase in consolidated net earnings in fiscal 1995 versus fiscal 1994. In addition, the Corporation recognized $760,000 (net of income taxes) in fiscal 1995 due to the adoption of SFAS 115, which is more fully explained above.

          In fiscal 1993, the Corporation reported a net loss of $6.5 million partially as a result of a $1.8 million one-time charge relating to the discontinuance of its Buffalo, New York malting operation. In addition, the Corporation also recorded a one-time net, after tax charge of $6.8 million representing the cumulative effect of changes in accounting principles. The Corporation elected early adoption of Statement of Financial Accounting Standards No. 106 (SFAS 106), Employers' Accounting for Postretirement Benefits Other than Pensions and Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Both accounting changes were adopted as of the beginning of the fiscal year through a one-time charge or benefit on the income statement to reflect the cumulative effect of the change in accounting method on prior years. Therefore, effective May 1, 1992, the Corporation recorded a one-time benefit of $1.4 million resulting from adoption of SFAS 109 and a one-time, after-tax charge of $8.3 million resulting from adoption of SFAS 106.

          Liquidity and Capital Resources. Cash, cash equivalents and short term investments in total were $44.7 million at April 30, 1995, a $6.7 million increase over the $38 million reported at April 30, 1994. The higher balances reflect improved corporate profitability as well as the cash received from the sale of the Corporation's investment in the Columbus, Ohio real estate project.

          The net accounts receivable balance at April 30, 1995 of $11.1 million is slightly lower than the balance at April 30, 1994 due to the Corporation's lower overall sales revenue. Accounts payable were also somewhat lower at April 30, 1995 compared to the prior year reflecting the lower sales revenue.

          Total inventories were $13.6 million at April 30, 1995 compared to $10.7 million at April 30, 1994. The higher inventory balances are partially due to the proliferation of new customers and new products at Genesee Brewing Company and Ontario Foods. Each new customer or product requires the Corporation to increase its safety stock of materials and finished goods in order to maintain customer service levels. The Corporation is addressing this issue by focusing attention on warehousing operations and purchasing practices.

          In addition, a substantial amount of the increase in total inventories is attributable to an increase in sugar purchases at Ontario Foods in anticipation of higher sugar costs in fiscal 1996.

          Capital expenditures in fiscal 1995 totaled $4.4 million compared to $4.7 million in fiscal 1994. Fiscal 1995 capital expenditures include approximately $800,000 from the completion of a new duostack can packaging system, $500,000 in brewing equipment upgrades, $400,000 for a hot cocoa mix cartoning machine and $600,000 in progress payments on a $3.2 million packaging line reconfiguration and upgrade project. Fiscal 1994 capital expenditures included approximately $1.3 million for a malt storage and handling system that was required as a result of Genesee Brewing Company's decision in fiscal 1993 to shut down its own malting operations and purchase malt from a commercial malt supplier.

          The Corporation expects to fund all capital needs internally as it has in the past. With respect to real estate and equipment leasing, such investments may also include a debt component, which is usually obtained on a non-recourse basis.

          As previously discussed, the Corporation adopted SFAS 115 in fiscal 1995. The cumulative effect of this change resulted in net after-tax income of $760,000 which had no cash impact. As of May 1, 1994 -- the effective date of the change -- the Corporation had approximately $1.3 million of unrealized losses on its investment portfolio that had been charged to the Corporation's consolidated statement of earnings. During fiscal 1995, the Corporation's investment portfolio showed unrealized net capital gains of approximately $200,000 which served to reduce the $1.3 million offset to shareholders' equity. As of April 30, 1995, the offset to retained earnings was $652,000 net of $435,000 in deferred income taxes payable. Had the Corporation liquidated its portfolio on that day, it would have recorded a net after-tax charge of $652,000 to fiscal 1995 earnings on its consolidated statement of earnings.

          On June 12, 1995, the Corporation received payment in full on the $5.8 million mortgage receivable shown on the Corporation's consolidated balance sheet at April 30, 1995. Simultaneously, the corporation paid off underlying mortgages and term notes payable having a combined principal balance of $4 million at April 30, 1995. The receivable and notes payable relate to the November 1990 sale of the Hamburg, New York manufactured home park that was owned by a partnership in which the Corporation had a 50% (and later a 95%) interest. As part of the sale, the partnership took back financing in the form of a mortgage receivable that wrapped around the existing financing.

          As mentioned above, the Corporation sold its interest in an 89% owned residential real estate project in August 1994. The sale affected the Corporation's consolidated balance sheet primarily by reducing net property, plant and equipment by $9.8 million and mortgage notes payable by $5.7 million.

          The Corporation has a strategy to search for and develop opportunities which will contribute to the Corporation's future growth. The Corporation plans to continue to use its strong financial position to further diversify its business in order to broaden its profit base and contribute to the continued long-term success of the Corporation.

Item 8.   Financial Statements and Supplementary Data Selected

(a)    Selected Quarterly
        Financial Data              (Unaudited)

 FISCAL YEAR ENDED 4/30/95   FIRST    SECOND     THIRD  FOURTH   TOTAL
                            QUARTER   QUARTER   QUARTER QUARTER  YEAR
Net Revenues               $36,071    31,678    31,784  31,834  131,367

Gross Profit                 9,859     9,377     8,837   8,196  36,269

Net Earnings                 2,336     2,198     1,444    390    6,368

Net Earnings Per Share       1.46      1.37      0.90    0.25    3.98


 FISCAL YEAR ENDED 4/30/94   FIRST    SECOND     THIRD  FOURTH   TOTAL
                            QUARTER   QUARTER   QUARTER QUARTER  YEAR

Net Revenues               $39,337    34,160    31,793  31,852  137,142

Gross Profit                10,927     8,715     8,458   8,979  37,079

Net Earnings                 1,524      466      1,178    912    4,080

Net Earnings Per Share       0.95      0.29      0.74    0.57    2.55

(Dollars in thousands, except per share data)

(b)  Consolidated Financial
     Statements

                          Independent Auditors' Report

The Board of Directors and Shareholders
Genesee Corporation:

We have audited the accompanying consolidated balance sheets of Genesee Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years in the three-year period ended April 30, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesee Corporation and subsidiaries at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995 in conformity with generally accepted accounting principles.

As discussed in notes 1, 2, 3 and 14, the Corporation changed its method of accounting for debt and equity securities in fiscal 1995 and its method of accounting for income taxes and postretirement benefits other than pensions in fiscal 1993.


/s/KPMG Peat Marwick LLP


Rochester, N.Y.
June 2, 1995, except note 17
which is as of June 12, 1995

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            April 30, 1995 and 1994
                             (Dollars in thousands)

Assets                                                   1995    1994
                   Current Assets:
Cash and cash equivalents                            $ 10,422   7,159
Marketable securities available for sale, at market    34,300  30,800
Trade accounts receivable, less allowance for doubtful
     receivables of $565 in 1995 and $677 in 1994      11,067  11,479
Inventories, at lower of cost (first-in, first-out)
     or market                                         13,616  10,713
Deferred income tax assets                              1,680   2,073
Real estate mortgage receivable                         5,807       -
Other current assets                                    1,460     809
                Total current assets                   78,352  63,033

Property, plant and equipment, at cost                119,444 127,502
     Less accumulated depreciation                     91,053  88,410

          Net property, plant and equipment            28,391  39,092

Investment in and notes receivable from
     unconsolidated real estate partnerships            4,305   4,514

Real estate mortgage receivable                             -   6,000

Investment in:
     Direct financing leases                            3,511   2,967
     Leveraged leases                                  19,646  19,350
             Total investment in leases                23,157  22,317

Deferred income tax assets                             12,539  13,679

Other assets                                            1,955   2,077

                    Total Assets                     $148,699 150,712

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            April 30, 1995 and 1994
                             (Dollars in thousands)

Liabilities and Shareholders' Equity                     1995    1994
                Current liabilities:
Current installments of long-term debt of
     consolidated real estate partnerships           $  4,038     258
Accounts payable                                        9,278   9,618
Accrued expenses and other liabilities                  5,986   5,568
Income taxes payable                                      742     414
Federal and state beer taxes payable                    2,226   2,147
Deferred income tax liabilities                           828     912
Accrued postretirement benefits                           582     566
              Total current liabilities                23,680  19,483

Deferred income tax liabilities                        18,635  18,718
Accrued postretirement benefits                        15,698  15,273
Long-term debt of consolidated real estate
     partnerships, excluding current installments           -   9,611
Other liabilities                                         308      70
                  Total liabilities                    58,321  63,155

Minority interests in consolidated subsidiaries         1,428   1,454

                Shareholders' equity:
                    Common Stock:
Class A, voting, $.50 par value. Authorized 450,000
     shares; 209,885 shares issued and outstanding        105     105
Class B, non-voting, $.50 par value. Authorized
     3,850,000 shares; 1,506,876 shares issued and
     outstanding                                          753     753
Additional paid-in capital                              5,882   5,882
Retained earnings                                      86,870  83,385
Less unrealized loss on marketable securities, net
     of income taxes                                      652       -
Less Class B treasury stock, at cost; 114,740 shares
     in 1995 and 115,439 shares in 1994                 4,008   4,022

          Total shareholders' equity                   88,950  86,103

     Total liabilities and shareholders' equity      $148,699 150,712

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Retained Earnings

                   Years ended April 30, 1995, 1994 and 1993
                 (Dollars in thousands, except per share data)

                                                        1995    1994    1993
Revenues                                            $173,112 181,768 184,417
                       Less:
Federal and state beer taxes                          38,387  41,614  43,372
Sales returns and allowances                           3,358   3,012   2,300

                  Total deductions                    41,745  44,626  45,672

                    Net revenues                     131,367 137,142 138,745

Cost of goods sold                                    95,098 100,063 104,868

                    Gross profit                      36,269  37,079  33,877

Selling, general and administrative expenses          31,577  33,624  33,481

Provision for discontinuance of malting operations         -       -   1,760

             Operating income / (loss)                 4,692   3,455 (1,364)

Investment income                                      3,465   3,881   3,160

Other income / (expense), net                          (461)   (548)   (423)

Gain on sale of interest in real estate partnership    1,670       -       -

Minority interests in earnings of subsidiaries         (721)   (444)   (473)

    Earnings before income taxes and cumulative
    effects of changes in accounting principles        8,645   6,344     900

                    Income taxes                       3,037   2,264     558

Earnings before cumulative effects of changes in
   accounting principles                            $  5,608   4,080     342

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Retained Earnings

                                                  1995    1994    1993
   Cumulative effect of accounting changes:
Income taxes                                  $      -       -   1,437
Postretirement benefits other than pensions,
    net of income tax benefit of $5,523              -       - (8,284)
Investments in debt and equity securities,
     net of income tax expense of $507             760       -       -

Net earnings / (loss)                            6,368   4,080 (6,505)

Retained earnings at beginning of year          83,385  81,867  90,934

     Dividends - $1.80 per share in 1995 and
          $1.60 per share in 1994 and 1993       2,883   2,562   2,562

Retained earnings at end of year              $ 86,870  83,385  81,867

     Earnings / (loss) per common share:
Earnings before cumulative effects of changes
     in accounting principles                     3.50    2.55    0.21
   Cumulative effect of accounting changes:
Income taxes                                         -       -    0.90
Postretirement benefits other than pensions,
     net of income tax benefit                       -       -  (5.17)
Investments in debt and equity securities         0.48       -       -

    Net earnings / (loss) per common share    $   3.98    2.55  (4.06)

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Years ended April 30, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                               1995    1994    1993
           Cash flows from operating activities:
Net earnings / (loss)                                     $   6,368   4,080 (6,505)
     Adjustments to reconcile net earnings / (loss) to
        net cash provided by operating activities:
Cumulative effect of changes in accounting principles         (760)       -   6,847
Provision for discontinuance of malting operations                -       -   1,760
Gain on disposition of assets                               (1,877)    (51)    (43)
Provision for losses on disposition of property, plant
     and equipment                                              457       -     503
Depreciation                                                  4,595   5,420   6,353
Provision for unrealized losses on marketable securities          -   1,181      86
Other                                                           609     479     477
        Changes in noncash assets and liabilities:
Trade accounts receivable                                       524   (967)   3,021
Inventories                                                 (2,903)   1,698     649
Deferred income tax assets                                    1,461   (829) (4,235)
Other assets                                                  (529)     34    (198)
Accounts payable                                              (340) (3,384)   (723)
Accrued expense and other liabilities                           418     165   1,235
Income taxes payable                                            328      70   (305)
Federal and state beer taxes                                     79   1,164 (2,313)
Deferred income tax liabilities                               (167)   1,830   3,858
Accrued postretirement benefits                                 441     997   1,035
Other liabilities                                               238   (628)   (301)

Net cash provided by operating activities                 $   8,942  11,259  11,201

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                              1995     1994     1993
          Cash flows from investing activities:
Capital expenditures                                     $ (4,379)  (4,706)  (5,226)
Proceeds from sale of property, plant, and equipment        11,905      317       74
Sales of marketable securities                              10,608   31,261    8,332
Purchases of marketable securities                        (13,928) (26,983) (11,371)
Investments in and advances to unconsolidated real
     estate partnerships, net of distributions                 209  (1,827)       86
Net investment in direct financing and leveraged leases      (840)  (2,351)  (3,369)
Withdrawals by minority interest                             (747)    (191)    (276)
Other                                                          193        -        -

   Net cash (used in) provided by investing activities       3,021  (4,480) (11,750)

          Cash flows from financing activities:
Proceeds from refinancing of long-term debt of
     consolidated real estate partnerships                       -    5,727        -
Principal payments on long-term debt of consolidated
     real estate partnerships                              (5,831)  (6,012)    (256)
Payment of dividends                                       (2,883)  (2,562)  (2,562)
Proceeds from exercise of stock options                         48        -      210
Purchase of treasury stock                                    (34)        -    (210)

   Net cash (used in) provided by financing activities     (8,700)  (2,847)  (2,818)

  Net increase / (decrease) in cash and cash equivalents     3,263    3,932  (3,367)

Cash and cash equivalents at beginning of year               7,159    3,227    6,594

Cash and cash equivalents at end of year                 $  10,422    7,159    3,227

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         April 30, 1995, 1994 and 1993

(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include the consolidated accounts of Genesee Corporation, The Genesee Brewing Company, Inc., Ontario Foods, Incorporated and the consolidated accounts of Genesee Ventures, Inc., which is the Corporation's wholly owned equipment leasing and real estate subsidiary.

     The Corporation's investments in real estate limited partnerships, in which it has less than a majority interest, are accounted for by the equity method. The Corporation's proportionate shares of the results of operations of the unconsolidated limited partnerships are recorded as other income or expense in the consolidated statements of earnings.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash Equivalents and Marketable Securities

     Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. Marketable securities include mutual funds; corporate, government and government agency obligations; and common stock and equivalents.

     During fiscal 1995, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) effective May 1, 1994. See note 2 for details.

     Returnable Containers

     Returnable containers (kegs, bottles and related cases), specifically identifiable as owned by The Genesee Brewing Company, Inc., are capitalized at cost and are reflected in the consolidated financial statements in property, plant and equipment. All generic returnable containers are expensed when shipped.

     A liability for deposits charged to customers for returnable containers is included in the consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     Revenue Recognition

     Revenue from the sale of beer, ale and food products is recognized upon shipment. Revenue from the Corporation's lease portfolio is recognized on a level yield method. Revenue from real estate investments is recognized when rent is earned.

     Depreciation

     The Corporation provides for depreciation at rates which are estimated to write off the cost of depreciable assets over their useful lives. The straight-line method of depreciation is generally used on all assets. The following estimated useful lives, in years, are used:
          Buildings                               25 - 50
          Machinery and equipment                  3 - 20
          Furniture and fixtures                   5 - 10
          Returnable containers         Estimated trip life or 8 years

     Income Taxes

     The Corporation files a consolidated federal income tax return with its wholly owned consolidated subsidiaries. Separate or combined tax returns are filed at the state level, depending on the state. Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, required a change from the deferred method of accounting for income taxes of APB Opinion No. 11 (APB 11) to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are derived from the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     During fiscal 1993, the Corporation elected to adopt SFAS 109 effective May 1, 1992, and has reported the cumulative effect of the change in method of accounting for income taxes to May 1, 1992 in the fiscal 1993 consolidated statement of earnings.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     Postretirement Benefit Plans

     The Corporation provides certain health care and life insurance benefits to retired employees and spouses under defined benefit plans covering substantially all retirees and employees.

     During fiscal 1993, the Corporation elected to adopt Statement of Financial Accounting Standards No. 106 (SFAS 106), Employers' Accounting for Postretirement Benefits Other than Pensions, effective May 1, 1992. Under this pronouncement, postretirement health and other benefits are accounted for as a form of deferred compensation to be recognized over the service life of employees, rather than the Corporation's previous practice of recording costs as cash payments were made. The Corporation has recorded the cumulative effect of this change as of May 1, 1992 in the fiscal 1993 consolidated statement of earnings.

     Net Earnings Per Share

     Net earnings per share amounts are based on the weighted average number of shares of Class A and Class B common stock outstanding. Weighted averages were 1,601,842 in fiscal 1995, 1,601,322 in fiscal 1994 and 1,601,128 in fiscal 1993.

     Reclassifications

     It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

(2)  Marketable Securities - Available for Sale

     Effective May 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115). SFAS 115 expands the use of fair value accounting for securities to be classified as "held to maturity", "available for sale" or "trading" based on the corporation's intentions with respect to the ultimate disposition of the security. The classification determines the appropriate accounting carrying value
     (cost basis or fair value) and, in the case of fair value, whether any fluctuation impacts stockholders' equity directly or is reflected in the consolidated statement of earnings.

     The Corporation has classified its entire investment portfolio as "available for sale". Securities available for sale consist of debt and equity securities that are not intended to be held to maturity and are not actively traded. Securities available for sale are reported at fair value, with unrealized gains and losses credited or charged, net of tax effect, directly to stockholders' equity. Realized gains and losses on securities available for sale are determined on a weighted average basis and are reported in the consolidated statement of earnings as investment income.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)  Marketable Securities - Available for Sale (continued)

     As a result of the adoption of SFAS 115, the Corporation recorded in its fiscal 1995 consolidated statement of earnings a net of tax benefit of $760,000 reflecting the cumulative effect of this new accounting standard on retained earnings to May 1, 1994. Concurrently, the Corporation recorded a $760,000 net of tax charge directly against stockholders' equity.

     The components of the Corporation's portfolio of marketable securities at April 30, 1995:

                                                         Gross      Gross
                                             Amortized Unrealized Unrealized  Fair
          (Dollars in thousands)               Cost      Gains      Losses    Value
Equity securities                              $ 1,809      189       77      1,921

         Fixed income securities:
Debt securities issued by U.S. Government        1,716       14       71      1,659
Corporate debt securities                        3,831       64      121      3,774
Mortgage-backed securities                         946       12        5        953
                 Sub total                       6,493       90      197      6,386

               Mutual funds:
Equity funds                                     3,000      278        -      3,278
Fixed income funds                              13,437        -      908     12,529
Foreign funds                                    3,134      151        1      3,284
Mortgage-backed funds                            6,587        -      611      5,976
                 Sub total                      26,158      429    1,520     25,067

Other                                              927        -        1        926

 Marketable securities available for sale      $35,387      708    1,795     34,300

                             GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)  Marketable Securities - Available for Sale (continued)

     The components of the Corporation's portfolio of marketable securities at April 30, 1994:

                                                         Gross      Gross
                                            Amortized Unrealized Unrealized   Fair
          (Dollars in thousands)               Cost      Gains    Losses      Value
Equity securities                              $   842       23       57        808

         Fixed income securities:
Debt securities issued by U.S. Government        1,156        -       83      1,073
Corporate debt securities                        4,976       38      125      4,889
Mortgage-backed securities                         500        7        -        507
                 Sub total                       6,632       45      208      6,469

               Mutual Funds:
Equity funds                                     2,250       24        -      2,274
Fixed income funds                              12,635        -      859     11,776
Foreign funds                                    3,000      262        -      3,262
Mortgage-backed funds                            6,120        -      497      5,623
                 Sub total                      24,005      286    1,356     22,935

Other                                              588        -        -        588

Marketable securities available for sale       $32,067      354    1,621     30,800

     The amortized cost and fair value of fixed income securities at April 30, 1995, by contractual maturity, are as follows:


                                         Amoritized  Fair
                                            Cost    Value
          Contractual maturity
Within one year                             $   573    549
After one year, but within five years         2,848  2,826
After five years, but within ten years        1,432  1,408
After ten years                                 694    650
               Sub total                      5,547  5,433
Mortgage-backed securities                      946    953
     Total fixed income securities          $ 6,493  6,386

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)  Marketable Securities - Available for Sale (continued)

     The following represents the total proceeds from sales of marketable securities for fiscal years 1995, 1994 and 1993 and the components of net gains realized on those sales:

Year Ended April 30,                 1995    1994  1993
Proceeds from sales               $10,570  33,008 8,569

Gains from sales                      178   2,218   400
Losses from sales                   (216)   (471) (163)

Net gains / (losses) from sales   $  (38)   1,747   237

( Dollars in thousands)

(3)  Income Taxes

     As discussed in note 1, the Corporation adopted SFAS 109 effective May 1, 1992. The cumulative effect of this change in accounting for income taxes of approximately $1.4 million or $.90 per share was determined as of May 1, 1992 and is reported separately in the consolidated statement of earnings for the year ended April 30, 1993.

     Components of income tax expense (benefit) are as follows:

                                             1995     1994    1993
                 Current:
Federal                                     $1,259   1,003    702
State                                          484     260    233
Total current income tax expense             1,743   1,263    935

                Deferred:
Federal                                      1,588     829  (441)
State                                        (294)     172     64
Total deferred income tax expense/(benefit)  1,294   1,001  (377)

Total income tax expense                    $3,037   2,264    558

(Dollars in thousands)

     The actual tax expense for the three years differs from the "expected" tax expense, computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes and cumulative effect of changes in accounting principles. A reconciliation of the expected tax expense to actual tax expense, including the impact of state income tax, is presented below:

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)  Income Taxes (continued)

                                                            1995    1994   1993
Computed "expected" tax expense at 34%                   $ 2,939   2,157    306
State income taxes (net of federal income tax benefit)       125     285    196
Other (none individually in excess of 5% of computed
  "expected" tax expense)                                   (27)   (178)     56

Total income tax expense                                 $ 3,037   2,264    558

Effective tax rate                                         35.1%   35.7%  62.0%
(Dollars in thousands)

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at April 30, 1995 and 1994 are presented below:

                                                            1995    1994
              Deferred income tax assets:
Deposit liabilities                                      $   329     555
Compensated absences, principally due to accrual
  for financial reporting purposes                           503     490
Allowance for doubtful accounts                              226     271
Reserve for workmen's compensation                           420     320
Deferred compensation                                        100    -
Postretirement benefits other that pensions                6,512   6,360
Alternative minimum tax credit carryforwards               3,993   5,960
Building and equipment valuation reserves                    144     395
Charitable contribution carryforwards                        144     355
Unrealized losses on investments                             435     507
Other (none individually in excess of 5% of total)         1,413     539
            Total deferred income tax assets              14,219  15,752

            Deferred income tax liabilities:
Basis differential on leasing portfolio                   14,971  14,102
Basis differential on real estate partnerships               389   1,313
Accelerated depreciation on plant and equipment            3,108   3,148
Returnable containers                                        780     869
Other                                                        215     198
         Total deferred income tax liabilities            19,463  19,630

Net deferred income tax liabilities                      $ 5,244   3,878
(Dollars in thousands)

                             GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)  Income Taxes (continued)

     As detailed above, the Corporation has $14,219,000 of deferred income tax assets at April 30, 1995, including $3,993,000 of alternative minimum tax
     (AMT) credit carry forwards which carry forward indefinitely. Management believes that it is more likely than not that the deferred income tax assets will be realized in the normal course of operations. The Corporation does not expect to be an AMT taxpayer indefinitely. Accordingly, no valuation allowance has been recognized for deferred income tax assets.

(4)  Inventories

     Inventories at April 30, 1995 and 1994 are summarized as follows:


                                                       1995     1994
Finished goods                                     $  3,933    3,479
Goods in process                                      1,190    1,056
Raw materials, containers and packaging supplies      8,493    6,178
                Total inventories                  $ 13,616   10,713

     (Dollars in thousands)

(5)  Property, Plant and Equipment

     Property, plant and equipment at April 30, 1995 and 1994 are summarized as follows:

                                                       1995     1994
Land and land improvements                         $  1,175    1,189
Buildings                                            20,764   20,588
Real estate held for investment purposes              -        9,828
Machinery, equipment, furniture and fixtures         68,411   67,451
Returnable containers                                27,692   26,842
Construction in process                               1,402    1,604
       Total property, plant and equipment          119,444  127,502
Less accumulated depreciation                        91,053   88,410

Net property, plant and equipment                  $ 28,391   39,092

(Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  Leasing Activities

     The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a joint venture which is 85% owned by Genesee Ventures, Inc. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at April 30, 1995 and 1994 is presented below:

                                              Direct Financing     Leveraged
                                                   Leases           Leases
                                                1995    1994     1995     1994
Minimum rentals receivable                    $  3,284   2,471    1,736    1,690
Estimated unguaranteed residual
  value of leased assets                           826     897   23,931   23,416
Unearned and deferred income                     (599)   (401)  (6,021)  (5,756)

Investment in leases                          $  3,511   2,967   19,646   19,350

Deferred taxes arising from leveraged leases                   (14,733) (13,606)

Net investment in leveraged leases                             $  4,913    5,744
(Dollars in thousands)

     The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at April 30, 1995:

             Year ending April :
                     1996                                 $ 1,793
                     1997                                   1,092
                     1998                                     967
                     1999                                     584
                     2000                                     338
                     Thereafter                               246
          Total minimum rentals receivable                $ 5,020
                (Dollars in thousands)

                             GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  Industry Segments

     The Corporation's principal business segments are: beer and ale products, dehydrated food products, equipment leasing, and real estate investments. Financial information for these segments is as follows:


    As of and for              Operating
   the fiscal year      Net    Income /                Capital  Identifiable
  ending April 30,    Revenues  (loss)   Depreciation Additions    Assets
        1995

Brewing               $110,323     2,936        4,190     3,559       54,018
Food processing         17,993       470          405       820       13,474
Leasing                  2,095     2,029      -           -           23,408
Real estate                956       295      -           -           11,503
Corporate and other      -       (1,038)      -           -           46,296
        Total         $131,367     4,692        4,595     4,379      148,699

        1994

Brewing               $111,850     1,467        4,601     4,352       55,137
Food processing         21,108       133          522       232       10,553
Leasing                  1,547     1,495      -           -           21,883
Real estate              2,637       781          297       122       21,938
Corporate and other      -         (421)      -           -           41,201
        Total         $137,142     3,455        5,420     4,706      150,712

(Dollars in thousands)

                             GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  Industry Segments (continued)


    As of and for              Operating
   the fiscal year      Net    Income /                Capital  Identifiable
  ending April 30,    Revenues  (loss)   Depreciation Additions    Assets
         1993

Brewing               $114,289   (1,494)        5,521     3,884       56,805
Food processing         20,196   (1,695)          551     1,297       11,050
Leasing                  1,678     1,617      -           -           20,367
Real Estate              2,582       716          281        45       18,856
Corporate and other      -         (508)      -           -           41,934
        Total         $138,745   (1,364)        6,353     5,226      149,012
(Dollars in thousands)

(8)  Mortgage Note Receivable

     The Corporation holds a mortgage receivable in the amount of $5,807,000 requiring monthly payments of interest only at 10.37 %. Principal is due in full on June 1, 1995. See note 17.

(9)  Discontinuance of Malting Operations

     During fiscal 1993, the Corporation elected to purchase its malt from a third-party supplier. Previously, the Corporation produced its own malt at a malthouse in Buffalo, New York. As a result of this decision, the Corporation recorded a fourth quarter charge of approximately $1.8 million before taxes in fiscal 1993 to reflect the total anticipated cost of discontinuing malting operations, including a loss on the sale of the Buffalo malthouse.

(10) Gain on Sale of Interest in Real Estate

     Partnership In August 1994, the Corporation sold it's 89% interest in a real estate limited partnership for cash and recognized a pre-tax gain of $1,670,000 recorded on the consolidated statement of earnings.

                                GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Long-Term Debt

     Long-term debt at April 30, 1995 represents obligations of the Corporation's consolidated real estate limited partnerships. At April 30, 1995 and 1994, long-term debt consisted of the following:

                                                                   1995   1994
Mortgage note payable requiring monthly payments of $56,
including interest at stepped rates ranging from 8.75% to
10.25% (8.75% at April 30, 1994).  This debt related to the
interest in the real estate partnership which was sold in
August 1994 as discussed in note 10.                           $  -      5,720

Mortgage note payable requiring monthly payments of $16
principal and interest at prime plus 1% (10% at April 30,
1995), maturing in July 1995, secured by the underlying real      1,207  1,266
estate.

Term note payable requiring monthly payments of $28 principal
and interest at 10%, maturing in July 1995.                       2,831  2,883

Total long-term debt                                              4,038  9,869
Less current installments                                         4,038    258
Total long-term debt, excluding current installments           $  -      9,611
(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Shareholders' Equity

     A summary of changes in and balances of additional paid-in capital, treasury stock and unrealized loss on marketable securities as of and for the three years ended April 30, 1995 follows:

                                                                              Unrealized
                                                                               Loss on
                                    Per       Additional     Treasury Stock  Marketable
                                Share Price Paid in-Capital  Shares  Amount   Securities
Balances at April 30, 1992                         $  5,843  115,755 $(3,983)      -

Stock options exercised              $34.84              39   (4,904)    171       -
Acquisition of stock            44.75-46.00               -    4,588    (210)      -

Balances at April 30, 1993                         $  5,882  115,439 $(4,022)      -

Stock options exercised                                   -        -       -       -
Acquisition of stock                                      -        -       -       -

Balances at April 30, 1994                         $  5,882  115,439 $(4,022)      -

Net change in unrealized loss
  on marketable securities                                -        -       -    (652)
Stock options exercised              $34.84               -   (1,500)    (48)      -
Acquisitions of stock                 41.00               -    1,178      48       -
Stock bonus issued                    37.46               -     (377)     14       -

Balances at April 30, 1995                         $  5,882  114,740 $(4,008)   (652)
(Dollars in thousands, except per share data)

                                GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Stock Option and Bonus Plans

     Under the 1992 Stock Plan (1992 Plan), the Corporation made available an aggregate of 100,000 shares of Class A or Class B common stock for the purpose of incentive stock options and bonuses to certain key employees. In October 1994, the 1992 Plan was amended, subject to shareholder approval at the 1995 Annual Meeting, to authorize an additional 100,000 shares of Class A or Class B common stock for issuance under the 1992 Plan and to provide options to outside directors of the Corporation. Such shares may be issued from authorized and unissued shares or from treasury shares. Options granted under the 1992 Plan may be exercised any time from the option award date to a specified expiration date not more than ten years from the award date or five years in the case of ten percent or more shareholders. At April 30, 1995, options for 70,000 shares were exercisable under the 1992 Plan at prices ranging from $34.62 to $49.78 per share. Option prices were not less than the fair market value of the stock on the date the options were granted. Under the 1992 Plan, stock bonuses may be granted at the discretion of the Corporation at a price less than the fair market value of the stock on the date the bonus is granted.

     The Corporation has adopted a Stock Bonus Incentive Program under the 1992 Plan (Bonus Program). No stock bonuses were awarded under the Bonus Program in fiscal 1993. In fiscal 1994, the Corporation awarded from treasury a total of 1,885 shares of Class B common stock under the Bonus Program; 377 shares were issued to plan participants in June 1994 and the balance will be issued in four equal annual installments of 377 shares commencing June 1995. Compensation expense in the amount of $71,000 was recorded in fiscal 1994 as a result of the June 1994 grant based on the fair market value of 1,885 shares awarded. In fiscal 1995, the Corporation awarded from treasury a total of 2,495 shares of Class B common stock under the Bonus Program; 499 shares were issued to plan participants in June 1995 and the balance will be issued in four equal annual installments of 499 shares commencing June 1996. Compensation expense in the amount of $140,000 was recorded in fiscal 1995 as a result of the June 1995 grant based on the fair market value of 2,495 shares awarded.

     Under the 1982 Incentive Stock Option Plan (1982 Plan), the Corporation made available an aggregate of 240,000 shares of common stock for the purpose of incentive stock options and bonuses to certain key employees. Such shares may be issued from authorized and unissued shares or from treasury shares. The purchase date may be any time from the option award date to a specified expiration date not more than ten years from the award date or five years in the case of ten percent or more shareholders. At April 30, 1995, options for 15,250 shares were exercisable under the 1982 Plan at option price`s ranging from $31.00 to $34.10 per share. No further shares are available for future grants under the 1982 Plan. Option prices are not less than the fair market value of the stock on the date the options were granted.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14) Retirement Plans

     Substantially all union employees are covered under a multi-employer pension plan which requires the Corporation to contribute specified amounts per employee. The Corporation has no current intentions to withdraw from this plan. All costs under the plan are paid currently and charged directly to earnings ($793,000 in fiscal 1995, $823,000 in fiscal 1994 and $919,000 in fiscal 1993).

     All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully-trusteed, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($1,208,000 in fiscal 1995, $1,036,000 in fiscal 1994 and $1,106,000 in fiscal 1993).

     The Corporation provides certain health care and life insurance benefits to retired employees and spouses under a defined benefit plan covering substantially all retirees and employees. The Corporation's share of nonbargaining health care costs is limited to twice it's fiscal 1993 cost, with the Corporation sharing future health care cost increases equally with nonbargaining retirees until such limit is reached. The Corporation implemented a cap on the future medical cost for bargaining retirees equal to 150% of it's fiscal 1994 cost. The Corporation pays for all future health care cost increases until the cap is reached.

     The life insurance benefits are noncontributory and provide an earnings related benefit to salaried exempt employees and executives and a fixed benefit to other covered employees.

     As discussed in note 1, the Corporation elected the adoption of SFAS 106 effective May 1, 1992. The Corporation elected to immediately recognize the cumulative effect of the change in accounting principle of $8,284,000 or $5.17 per share (net of income tax benefit of $5,523,000) which represents the accumulated postretirement benefit obligation existing at May 1, 1992.

     Postretirement health care and life insurance costs for fiscal 1995 and fiscal 1994 were approximately $1,023,000 and $1,622,000 respectively. In addition to the cumulative effect, the Corporation's fiscal 1993 postretirement health care and life insurance costs were approximately $1,583,000. The Corporation continues to fund such benefit costs principally on a pay-as-you-go basis.

                                GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14) Retirement Plans (continued)

     The following table presents the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at April 30, 1995 and 1994:


                                                   1995    1994
Accumulated postretirement benefit obligation:
Retirees                                         $  5,689   6,857
Fully eligible active plan participants             1,032   1,409
Other active plan participants                      3,110   6,373
                                                    9,831  14,639
Unrecognized net gain from past experience
  different from that assumed                       2,708     770
Prior service benefit not yet recognized in net
  periodic postretirement benefit cost              3,741     430

Accrued postretirement benefit cost included
  in the balance sheets                          $ 16,280  15,839
(Dollars in thousands)

     Net periodic postretirement benefit cost for fiscal 1995, fiscal 1994 and fiscal 1993 includes the following components:

                                                     1995    1994   1993
Service cost                                     $    291     437    432
Interest cost                                         989   1,215  1,151
Net amortization and deferral                       (257)    (30)   -

Net periodic postretirement benefit cost         $  1,023   1,622  1,583
(Dollars in thousands)

     The implementation of a cap on the medical cost for bargaining retirees required an interim measurement as of November 1, 1994. The cap on bargaining health care cost increases resulted in a $496,000 decrease in the fiscal 1995 net periodic postretirement benefit cost and $3.5 million decrease in the accumulated postretirement benefit obligation.

     For measurement purposes, a 11.5 % annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal 1995 (13% in fiscal 1994 and 14% in fiscal 1993); the rate was assumed to decrease gradually to 5.5 % by the year 2001 and remain at that level thereafter.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14) Retirement Plans (continued)

     In determining the accumulated postretirement benefit obligation as of April 30, 1995, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be lower in each future year than for prior measurements, i.e., 10.5 % for fiscal 1996 decreasing gradually to 5.5 % for fiscal 2001 and later fiscal years.

     Increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation as of April 30, 1995 nor on the net periodic postretirement benefit expense for fiscal 1995.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at May 1, 1994, 9.0% at November 1, 1994 and 8.5% at April 30, 1995.

 (15) Disclosures about Fair Value of Financial Instruments

     Cash and Cash Equivalents

     The carrying amount of cash and cash equivalents approximates fair market value because of the short maturity of these instruments.

     Marketable Securities

     As discussed in notes 1 and 2, the carrying value of marketable securities is market value.

     Real Estate Mortgage Receivable

     The fair value of notes receivable is estimated by discounting future cash flows using a rate of 10.37 % and is estimated to be $5,807,000 at April 30, 1995.

(16) Cash Flow Information

     The following is supplemental cash flow information for the years ended April 30:

                                         1995   1994   1993
    Cash paid during the year for:
Income taxes                           $ 1,609  1,476  1,440
Interest on debt of consolidated real
estate partnerships                        598    737    756
(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17) Subsequent Event

     On June 12, 1995, the Corporation received a payment of $5,965,000 in complete satisfaction of all principal and interest owed to it on the mortgage receivable described in note 8. The Corporation thereupon paid off the mortgage and term notes payable described in note 11 which had a combined principal balance of $4,038,000 at April 30, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Inapplicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          (a) Directors: The table below lists the directors of the Corporation and sets forth their ages, their other positions with the Corporation and its subsidiaries, the principal occupations of those directors who do not hold other positions with the Corporation or its subsidiaries, and the expiration of their terms in office. The term in office of each director expires at the annual meeting of shareholders of the Class A Common Stock held in the year specified.

      Name and Age         Director  Position and Principal Occupation           Expiration
                            Since       for the Last Five Years                   of Term
                                                                                  in Office
Stephen B. Ashley (55)       1987    President and Chief Executive Officer of        1996
                                     Sibley Corporation (1)

William A. Buckingham (52)   1992    Executive Vice President of First Empire        1996
                                     State Corporation and Manufacturers and
                                     Traders Trust Company (2)

Thomas E. Clement (62)       1970    Partner - Nixon, Hargrave, Devans & Doyle,      1996
                                     Attorneys

Gary C. Geminn (52)          1986    Vice President - Production of Genesee          1997
                                     Brewing Company

William J. Hoot (78)         1960    Retired; formerly President of the              1997
                                     Corporation

Samuel T. Hubbard, Jr. (45)  1992    President and Chief Executive Officer of        1995
                                     The Alling and Cory Company (3)

Robert N. Latella (52)       1986    Executive Vice President and Chief              1995
                                     Operating Officer of the Corporation

Richard P. Miller, Jr. (52)  1987    Vice President - External Affairs and           1997
                                     Senior Counsel to the President,
                                     University of Rochester (4)

John D. Reifenrath (67)      1982    Retired; formerly Senior Vice President -       1995
                                     Marketing of Genesee Brewing Company (5)

Charles S. Wehle (47)        1976    Senior Vice President of the Corporation (6)    1997

John L. Wehle, Jr. (49)      1976    Chairman of the Board, President and Chief      1996
                                     Executive Officer of the Corporation (7)

     (1) Sibley Corporation is a privately held mortgage banking company. Mr. Ashley is also a Director of Hahn Automotive Warehouse, Inc. and the Federal National Mortgage Association.

     (2) First Empire State Corporation is a publicly-held bank holding company and Manufacturers and Trust Company is a New York State chartered bank. Prior to assuming his present position in 1990, Mr. Buckingham was Executive Vice President of Manufacturers Hanover Trust Company.

     (3) The Alling and Cory Company is a distributor of paper and packaging products headquartered in Rochester, New York. Mr. Hubbard is also a director of First Empire State Corporation.

     (4)  Mr. Miller is also a Director of Rochester Telephone Corporation.

     (5) Mr. Reifenrath retired in 1993 as Senior Vice President - Marketing of Genesee Brewing Company.

     (6)  See Note (3) to Item 10(b).

     (7)  Mr. Wehle is also a Director of First Empire State Corporation.

          (b) Executive Officers and Significant Employees: The table below lists the executive officers and significant employees of the Corporation and its subsidiaries and sets forth their ages, the dates they became officers and the offices held. Officers of the Corporation and its subsidiaries serve for a term of one year beginning with the first meeting of the Board of Directors occurring after the annual meeting of the holders of Class A Common Stock of the Corporation.

                         Officer of
                         the Company
        Name         Age    Since                       Office
John L. Wehle, Jr.   49     1970     Chairman of the board, President and Chief
                                     Executive Officer (1)

Robert N. Latella    52     1986     Executive Vice President and Chief Operating
                                     Officer (2)

Charles S. Wehle     47     1988     Senior Vice President (3)

Gary C. Geminn       52     1985     Vice President - Production of Genesee
                                     Brewing Company (4)

Karl D. Simonson     52     1994     Vice President - Planning & Development (5)

William A. Neilson   44     1986     Vice President - Human Resources (6)

Mark W. Leunig       40     1988     Vice President, Secretary and
                                     General Counsel (7)

Edward J. Rompala    35     1989      Vice President and Treasurer (8)

Michael C. Atseff    39     1992     Controller (9)

     (1) Mr. J. L. Wehle, Jr. was elected Chairman of the Board of Directors in November 1993. He has been President and Chief Executive Officer of the Corporation for more than five years. He is also a Director and President and Chief Executive Officer of Genesee Brewing Company.

     (2) Mr. Latella has been Executive Vice President and Chief Operating Officer of the Corporation for more than five years. He is also a Director and Executive Vice President and Chief Operating Officer of Genesee Brewing Company.

     (3) Mr. Wehle was elected Senior Vice President of the Corporation in January 1995. He is also Executive Vice President - Sales and Marketing of Genesee Brewing Company, a position he has held for more than five years.

     (4) Mr. Geminn has been Vice President - Production of Genesee Brewing Company for more than five years.

     (5) Mr. Simonson was elected Vice President - Planning and Development of the Corporation in October 1994. He is also President of Ontario Foods, a position he has held since June 1993. He joined the Corporation in September 1992 as Manager of Planning and Development. Prior to that he held a variety of senior management positions in the food industry.

     (6) Mr. Neilson has been Vice President - Human Resources of the Corporation for more than five years. He is also Vice President - Human Resources of Genesee Brewing Company.

     (7) Mr. Leunig was elected Vice President of the Corporation in October 1994. He also serves as Secretary and General Counsel of the Corporation and Genesee Brewing Company, positions he has held for more than five years.

     (8) Mr. Rompala was elected Vice President of the Corporation in October 1994. He also serves as Treasurer of the Corporation and Genesee Brewing Company, positions to which he was elected in October 1990. Prior to that he served as Manager of Planning and Development and Assistant Treasurer of the Corporation.

     (9) Mr. Atseff was appointed Controller of the Corporation in January 1992. Prior to that he held a variety of positions in the Corporation's Finance Department.

          John L. Wehle, Jr. and Charles S. Wehle are brothers.

          (c)  Compliance with Section 16(a) of Securities Exchange Act of 1934:
To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Act during the Corporation's fiscal year ended April 30, 1995.

Item 11.  Executive Compensation

          (a) The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the Chief Executive Officer and the four other executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended April 30, 1995 exceeded $100,000.



                                            Annual Compensation                            Long Term Compansation
        Name and         Fiscal                              Other Annual         Restricted           Stock        All Other
   Principal Position     Year    Salary ($)    Bonus ($)    Compensation    Stock Awards ($)(3)    Options (#)    Compensation
John L. Wehle, Jr.,       1995     320,000     151,382 (1)       1,500              6,930              5,000        54,547 (4)
Chariman of the           1994     280,085     52,407 (2)         656               5,244              3,000          31,538
Board, President,         1993     243,304          0              0                  0                4,000          46,046
Chief Executive
Officer

Robert N. Latella,        1995     214,065     104,616 (1)       1,500              6,930              4,000        38,261 (5)
Executive Vice            1994     200,717     38,197 (2)         656               5,244              2,500          26,718
President, Chief          1993     192,773          0              0                  0                4,000          36,671
Operating Officer

Charles S. Wehle,         1995     142,625     35,668 (1)        1,125              5,390              3,000        22,105 (6)
Senior Vice               1994     124,364     13,857 (2)         468               3,746              2,000          15,999
President                 1993     113,713          0              0                  0                3,000          19,808

Gary C. Geminn,           1995     106,122     23,663 (1)        1,031              4,620              2,000        22,105 (7)
Vice President -          1994      99,505     12,944 (2)         468               3,746              1,000          12,844
Production of             1993      95,566          0              0                  0                1,500          15,685
Genesee Brewing Co.

Mark W. Leunig,           1995      93,902     22,509 (1)        1,031              4,620              1,500        15,113 (8)
Vice President,           1994      89,736     11,612 (2)         468               3,746              1,000          10,935
General Counsel,          1993        --           --             --                  --                 --             --
Secretary

     (1) Amounts reflect cash and stock bonuses earned during fiscal year 1995 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1995.

     (2) Amounts reflect bonuses earned under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan during fiscal 1994 which were paid to the named executive officer in June 1994.

     (3) The restricted stock awards reported in this column vest annually in one-quarter increments over a four-year period. No dividends are paid on the restricted stock. As of June 22, 1995, the aggregate number of shares and corresponding value of restricted stock held by each of the named individuals was as follows: 285 shares valued at $10,863 held by each of Mr. J. L. Wehle, Jr. and Mr. Latella; 215 shares valued at $8,200 held by Mr. C. S. Wehle and 195 shares valued at $7,430 held by each of Mr. Geminn and Mr. Leunig.

     (4) Amount reflects $21,000 contribution under the Corporation's Profit Sharing Retirement Plan, $31,939 contribution under the Corporation's Benefit Restoration Plan and $1,608 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Wehle.

     (5) Amount reflects $21,000 contribution under the Corporation's Profit Sharing Retirement Plan, $15,216 contribution under the Corporation's Benefit Restoration Plan and $2,045 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Latella.

     (6) Amount reflects $21,000 contribution under the Corporation's Profit Sharing Retirement Plan, $305 contribution under the Corporation's Benefit Restoration Plan and $800 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Wehle.

     (7) Amount reflects $16,856 contribution under the Corporation's Profit Sharing Retirement Plan and $870 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Geminn.

     (8) Amount reflects $14,846 contribution under the Corporation's Profit Sharing Retirement Plan and $267 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Leunig.

          (b) The table below sets forth information about options granted to the named executive officers during the Corporation's fiscal year ended April 30, 1995.

                            OPTION GRANTS IN LAST FISCAL YEAR

                      Individual Grants                             Potential Realizable
                              % of Total                              Value at Assumed
                               Options                             Annual Rates of Stock
                     Options  Granted to                           Price Appreciation for
                     Granted Employees in   Exercise   Expiration     Option Term (2)
        Name         (#) (1) Fiscal Year  Price ($/SH)    Date       5% ($)      10% ($)
John L. Wehle, Jr.    5,000     20.8%        $41.80     8/28/99     $33,493      $96,997

Robert N. Latella     4,000     16.7%        $38.00     8/28/99      41,995      92,798

Charles S. Wehle      3,000     12.5%        $41.80     8/28/99      20,096      58,198

Gary C. Geminn        2,000      8.7%        $38.00     8/28/99      20,997      46,399

Mark W. Leunig        1,500      6.3%        $38.00     8/28/99      15,748      34,799

     (1) Options to acquire shares of Class B Common Stock pursuant to the Corporation's 1992 Stock Plan. Options are exercisable in their entirety from and after the date of grant.

     (2) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified annual compound rates of appreciation on the Corporation's Class B Common Stock over the term of the options.

          (c) The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended April 30, 1995; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

            AGGREGATED OPTION EXERCISES IN LAST FIACAL YEAR AND FISCAL YEAR-END OPTION VALUES

                       Shares              Number of Unexercised Options    Value of Unexercised In-the-
                                                        at
                     Acquired on Value $            FY-End (#)              Money Options at FY-End ($)
        Name          Exercise   Realized   Exercisable    Unexercisable    Exercisable     Unexercisable
John L. Wehle, Jr.        0         -         15,750             0           $ 11,813             0

Robert N. Latella         0         -         13,000             0             25,325             0

Charles S. Wehle          0         -         10,000             0             6,300              0

Gary C. Geminn            0         -          6,000             0             12,005             0

Mark W. Leunig            0         -          5,500             0             12,005             0

          (d) Directors who are employees of the Corporation do not receive directors' fees. Directors who are not employees receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend.

          (e)  The Corporation has agreements with John L. Wehle, Jr., Charles
     S. Wehle and Robert N. Latella (the "Agreements") which provide that, after a "Change in Control" (as that term is defined in the Agreements), if employment is terminated by the Corporation without "Cause" (as that term is defined in the Agreements) or by Messrs. Wehle or Mr. Latella for "Good Reason" (as that term is defined in the Agreements), the Corporation must pay a lump sum payment equal to a maximum of three times the annual base salary of Messrs. Wehle or Mr. Latella in effect at the date of termination of employment, plus three times the largest bonus paid to them at any time during the preceding five fiscal years.

          (f) Under an agreement with the Corporation, John L. Wehle, Jr. is employed by the Corporation for so long as may be mutually agreed upon. Mr. Wehle is also entitled to receive for so long as he lives a monthly payment of $7,500 in the event he ceases to be employed by the Corporation, whether by reason of death, disability or otherwise. If Mr. Wehle should die prior to having received 120 such monthly installments, the Corporation is obligated to pay the remainder of such installments to his designated beneficiaries or to his estate. Installment payments while Mr. Wehle is alive are contingent upon his not engaging in a competing business without the Corporation's consent.

          (g) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley, Thomas E. Clement and William J. Hoot served during the fiscal year ended April 30, 1995 as members of the Management Continuity Committee of the Corporation's Board of Directors. Mr. Hoot was an officer of the Corporation prior to his retirement in 1982. See description of relationship with Mr. Clement at Item 13.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (a) The Corporation's only class of voting securities is its Class A Common Stock. As of July 14, 1995, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                     Percent of
           Name and Address            Amount Owned Class A Stock
John L. Wehle, Jr., as Trustee          73,845 (1)      35.2%
     under th Will of Louis A. Wehle
     P.O. Box 762
     Rochester, NY  14603

John L. Wehle, Jr., Charles S. Wehle    41,957 (2)      20.0%
     and Henry S. Wehle
     P.O. Box 762
     Rochester, NY  14603

John L. Wehle, Jr., as Trustee under    12,145 (3)      5.8%
     Elizabeth R. Wehle Trust
     P.O. Box 762
     Rochester, NY  14603

Mutual Series Fund, Inc.                27,546 (4)      13.1%
     51 John F. Kennedy Parkway
     Short Hills, New Jersey  07078

(1) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee. In the event of his death, resignation or incapacity, such power would pass to Charles S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), John L. Wehle, Jr. is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Charles S. Wehle would succeed John L. Wehle, Jr. as proxy in the event of the death, incapacity or resignation of John
     L. Wehle, Jr. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders.
     As of July 14, 1995, 41,957 Class A shares, constituting 20% of the Class
     A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee.

(4) Power to vote and otherwise act with respect to these shares is vested in Heine Securities Corporation under investment advisory agreements. Information with respect to these shares is based on Schedule 13G filings with the Securities and Exchange Commission.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

          (b) The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 14, 1995 by each director and by all directors and officers as a group are set forth in the following table:

                          Shares of   Percentage of   Shares of    Percentage of
  Name of Director or      Class A       Class A       Class B        Class B
   Executive Officer     Common Stock Common Stock   Common Stock  Common Stock
John L. Wehle, Jr.       127,947 (1)       61%     94,100 (3)(4)        6.7%
                                                          (5)(6)

William J. Hoot              119          (17)      2,343 (7)          (17)

Robert N. Latella            604          (17)     13,115 (8)          (17)

Gary C. Geminn               None          --       7,448 (9)          (17)

John D. Reifenrath           None          --       3,879 (10)         (17)

Charles S. Wehle             (2)           (2)     11,347 (4)(11)      (17)

Thomas E. Clement            None          --       1,104 (4)(12)     (17)

Stephen B. Ashley            None          --       1.200 (13)         (17)

Richard P. Miller, Jr.       None          --       1,100 (14)         (17)

Mark W. Leunig               None          --       5,580 (15)         (17)

William A. Buckingham        240          (17)      1,000 (16)         (17)

Samuel T. Hubbard, Jr.       None          --       1,000 (16)         (17)

All Directors and
Executive Officers as
a group (16 persons)       128,910        61.4%   157,495             10.7%

     (1)  See Table under Item 12(a) and Notes (1), (2) and (3) thereto.

     (2)  See Table under Item 12(a) and Notes (1) and (2) thereto.

     (3) Includes 40,633 shares held as trustee under the will of Louis A. Wehle. See Note (1) to table set forth in Item 12(a) above.

     (4) These directors serve as trustees of Genesee Country Museum, which holds 37,638 Class B shares, none of which are included in the table above. J. L. Wehle, Jr. is also an officer of the Museum.

     (5) Includes 37,090 shares held as trustee under Elizabeth R. Wehle irrevocable trust dated January 12,1950. The power to act with respect to those shares is vested in John L. Wehle, Jr. while a trustee.

     (6) Includes 115 shares owned individually, 512 shares held as custodian for minor child under the New York Uniform Gifts to Minors Act and 15,750 shares which may be acquired pursuant to presently exercisable stock options.

     (7) Includes 1,343 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

     (8) Includes 115 shares owned individually and 13,000 shares which may be acquired pursuant to presently exercisable stock options.

     (9) Includes 1,448 shares owned individually and 6,000 shares which may be acquired pursuant to presently exercisable stock options.

     (10) Includes 2,879 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

     (11) Includes 1,085 shares owned individually, 10,000 shares which may be acquired pursuant to presently exercisable stock options and 262 shares held as custodian under the New York Uniform Gifts to Minors Act.

     (12) Includes 104 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

     (13) Includes 200 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

     (14) Includes 100 shares owned by Mr. Miller's wife, the beneficial ownership of which is disclaimed by Mr. Miller, and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

     (15) Includes 80 shares owned individually and 5,500 shares which may be acquired pursuant to presently exercisable stock options.

     (16) Shares which may be acquired pursuant to presently exercisable stock options.

     (17) Amount of shares owned does not exceed one-percent of shares outstanding.
          A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to
          Item 12(a).

Item 13.  Certain Relationships and Related Transactions

          The professional corporation of Thomas E. Clement, a director of the Corporation, is a partner of the law firm of Nixon, Hargrave, Devans & Doyle, which during fiscal year 1995 performed legal services for the Corporation and which the Corporation intends to retain to provide such services in fiscal year 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1.   Financial Statement Schedules:

                    Independent Auditors' Report on Schedules.

                    Schedule VIII - Consolidated Valuation and Qualifying Accounts for the years ended April 30, 1995, 1994 and 1993.

Other schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

               2.   Exhibits:

                    See Exhibit Index at Page 52 of this report.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      7/13/95        By: /s/John L. Wehle, Jr
       (Date)            John L. Wehle, Jr., Chairman, President
                         and Chief Executive Officer

      7/13/95        By: /s/Edward J. Rompala
       (Date)            Edward J. Rompala, Vice President and Treasurer
                         (Principal Financial Officer)

      7/13/95        By: /s/Michael C. Atseff
       (Date)            Michael C. Atseff, Controller

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Stephen B. Ashley                    7/11/95       Director
Stephen B. Ashley                       (Date)

/s/William A. Buckingham                7/14/95       Director
William A. Buckingham                   (Date)

/s/Thomas E. Clement                    7/12/95       Director
Thomas E. Clement                       (Date)

/s/Gary C. Geminn                       7/12/95       Director
Gary C. Geminn                          (Date)

/s/William J. Hoot                      7/12/95       Director
William J. Hoot                         (Date)


/s/Samuel T. Hubbard, Jr.               7/11/95       Director
Samuel T. Hubbard, Jr.                  (Date)

/s/Robert N. Latella                    7/12/95       Director
Robert N. Latella                       (Date)

/s/Richard P. Miller, Jr.               7/13/95       Director
Richard P. Miller, Jr.                  (Date)

/s/John D. Reifenrath                   7/17/95       Director
John D. Reifenrath                      (Date)

/s/Charles S. Wehle                     7/17/95       Director
Charles S. Wehle                        (Date)

/s/John L. Wehle, Jr.                   7/13/95       Director
John L. Wehle, Jr.                      (Date)

                          Independent Auditors' Report

The Board of Directors and Shareholders
Genesee Corporation:


Under date of June 2, 1995, except for note 17 which is as of June 12, 1995, we reported on the consolidated balance sheets of Genesee Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years in the three-year period ended April 30, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed, notes 1, 2, 3 and 14 to the financial statement, the Company changed its method of accounting for debt and equity securities in fiscal 1995 and income taxes and postretirement benefits other than pensions in 1993.




/s/KPMG Peat Marwick




Rochester, New York
June 2, 1995, except note 17
     which is as of June 12, 1995

                              GENESEE CORPORATION                SCHEDULE VIII
                                AND SUBSIDIARIES

                Consolidated Valuation and Qualifying Accounts

                   Years ended April 30, 1995, 1994 and 1993

                             Balance at    Additions        Net      Balance
                             beginning  charged to cost   amounts    at end
        Description          of period   and expenses   written off of period
                                          (Dollars in thousands)
            1995
Allowance for
  doubtful receivables         $    677            (10)         102       565
Allowance for loss on
  idle plant and equipment          486             457         486       457
Allowance for obsolete
  inventory                         280              86         298        68
                               $  1,443             533         886     1,090

            1994
Allowance for
  doubtful receivables         $    712             (3)          32       677
Allowance for loss on
  idle plant and equipment          486               -           -       486
Allowance for obsolete
  inventory                           -             280           -       280
Allowance for malthouse
  shut down costs              $    353               -         353         -
                                  1,551             277         385     1,443

            1993
Allowance for
  doubtful receivables         $    708              57          53       712
Allowance for loss on
  idle plant and equipment          350             136           -       486
Allowance for obsolete
  inventory                          10               -          10         -
Allowance for malthouse
  shut down costs                     -             353           -       353
                               $  1,068             546          63     1,551

                                 EXHIBIT INDEX

Number                           Document                           Page
  3-1   Certificate of Incorporation (incorporated by                --
        reference to Exhibit 3-1 to the Corporation's report
        on Form 10-K for the fiscal year ended April 30, 1994).

  3-2   By-Laws.                                                     53

 10-1   1986 Genesee Incentive Bonus Plan, as amended June 12,       --
        1990 (incorporated by reference to Exhibit 10-2 to the
        Corporation's report on Form 10-K for the fiscal year
        ended April 30, 1991).

 10-2   1982 Incentive Stock Option Plan (incorporated by            --
        reference to Exhibit 10-2 to the Corporation's report on
        Form 10-K for the fiscal year ended April 30, 1994).

 10-3   1992 Stock Plan amended in 1994.                             59

 10-4   Stock Bonus Incentive Program under 1992 Stock Plan          --
        (incorporated by reference to Exhibit 10-6 to the
        Corporation's report on Form 10-K for the fiscal year
        ended April 30, 1992).

 10-5   Agreement with John L. Wehle, Jr. dated August 29, 1994.     65

 10-6   Executive Agreement with J.L. Wehle, Jr. dated February      68
        27, 1995.  Substantially identical agreements were
        executed with C.S. Wehle and R.N. Latella.

 10-7   Indemnification Agreement with J.L. Wehle, Jr. dated June    73
        8, 1989.  Substantially identical agreements were
        executed with all other directors and officers of the
        Corporation.

  22    Subsidiaries of the Registrant.                              82

                                  EXHIBIT 3-2

                              GENESEE CORPORATION
                                    BY-LAWS

                                   ARTICLE I
                                  SHAREHOLDERS

     Section 1. Annual Meeting: An annual meeting of shareholders for the election of directors and the transaction of other business shall be held on such day in the month of October in each year and at such time on such day as shall be fixed by the Board of Directors of the Corporation not later than 10 days before the meeting.

     Section 2. Meetings: Special meetings of the shareholders may be called by the Board of Directors. Such meetings shall be held at such time as may be fixed in the call and stated in the notice of meeting.

     Section 3. Place of Meetings: Meetings of shareholders shall be held at such place, within or without the State of New York, as may be fixed in the notice of meeting. Unless otherwise provided by action of the Board of Directors, all meetings of shareholders shall be held at the office of the Corporation in Rochester, New York.

     Section 4. Notice of Meetings: Notice of each meeting of shareholders shall be in writing and shall state the place, date, and hour of the meeting and the purpose or purposes for which the meeting is called.
     A copy of the notice of any meeting shall be given, personally, or by mail, not less than ten or more than fifty days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders, or, if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address.

     Section 5. Inspectors of Election: The Board of Directors, in advance of any shareholders' meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders' meeting may, and on the request of any shareholder entitled to vote thereat shall, appoint two inspectors. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability.
     The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. Any report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them.

     Section 6. List of Shareholders at Meetings: A list of shareholders as of the record date, certified by the Secretary or any Assistant Secretary or by the transfer agent, if any, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

     Section 7. Qualification of Voters: Every shareholder of record of Common Stock of the Corporation shall be entitled at every meeting of shareholders to one vote for every share of Class A Stock standing in his name on the record of shareholders.

     Section 8. Quorum of Shareholders: The holders of a majority of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business.
     The shareholders present, in person or by proxy, and entitled to vote may, by a majority of votes cast, adjourn the meeting despite the absence of a quorum.

     Section 9. Vote of Shareholders: Directors shall, except as otherwise required by law, be elected by a plurality of the votes cast at a meeting of shareholders by the holders of shares entitled to vote in the election.
     Whenever any corporate action, other than the election of directors, is to be taken by vote of the shareholders, it shall, except as otherwise required by law, be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon.

     Section 10. Proxies: Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy.

     Section 11. Fixing Record Date: For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board of Directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than fifty nor less than ten days before the date of such meeting, nor more than fifty days prior to any other action.

                                   ARTICLE II
                               BOARD OF DIRECTORS

     Section 1. Power of Board and Qualification of Directors: The business of the Corporation shall be managed by the Board of Directors, each of whom shall be at least twenty-one years of age. Except as to any person who has at any time served as the chief executive officer or the chief operating officer of the Corporation, neither a director who has reached the age of 70 nor a director who is an employee of the Corporation and whose employment terminates for any reason, shall be eligible for re-election to the Board of Directors.
(Amended by Board of Directors, 3/6/86)

     Section 2. Number of Directors: The number of directors constituting the entire Board of Directors shall be such number as may be fixed from time to time by vote of a majority of the entire Board of Directors, and until otherwise fixed by the Board shall be twelve. No decrease in the number of directors shall shorten the term of any incumbent director.
                (Amended by approval of Shareholders, 10/21/76)

     Section 3. Election and Term of Directors: The Board of Directors shall be classified, with respect to the time for which each class shall hold office, into three classes, as nearly equal in number as possible as determined by the Board of Directors. The first class of directors shall be initially elected to hold office until the annual meeting of shareholders held in the first year following the year of their election, the second class shall be initially elected to hold office until the annual meeting of shareholders held in the second year following the year of their election, and the third class shall be elected to hold office until the annual meeting of shareholders held in the third year following the year of their election, with the members of each class to hold office until their successors are elected and qualified. Thereafter, the successors of the class of directors whose term expires at each annual meeting of shareholders shall be elected to hold office until the annual meeting of shareholders held in the third year following the year of their election and until their successors are elected and qualified.
              (Amended by approval of Board of Directors, 9/11/87)

     Section 4. Quorum of the Board; Action by the Board: A one-third of the entire Board of Directors shall constitute a quorum for the transaction of business, and the vote of the majority of the directors present at the time of such vote, if a quorum is then present, shall be the act of the Board.

     Section 5. Meeting of the Board: An annual meeting of the Board of Directors shall be held in each year directly after the adjournment of the annual shareholders' meeting. Regular meetings of the Board shall be held at such times as may from time to time be fixed by resolution of the Board. Special meetings of the Board may be held at any time upon the call of the President or any two directors.
     Meetings of the Board of Directors shall be held at such place, within or without the State of New York, as from time to time may be fixed by resolution of the Board for annual and regular meetings and in the notice of meeting for special meetings. If no place is so fixed, meetings of the Board shall be held at the office of the Corporation in Rochester, New York.
     No notice need be given of annual or regular meetings of the Board of Directors. Notice of each special meeting of the Board shall be given by oral, telegraphic, or written notice, duly given or sent or mailed to each director not less than one day before such meeting.

     Section 6. Newly Created Directorships and Vacancies: Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board of Directors for any reason except the removal of directors by shareholders without cause may be filled by vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall be elected to hold office for the unexpired term of his predecessor.

     Section 7. Executive and Other Committees of Directors: The Board of Directors, by resolution adopted by a majority of the entire Board, may designate from among its members an Executive Committee consisting of three or more directors and may designate from among its numbers other committees each consisting of three or more directors, and each of which, to the extent provided in the resolution, shall have all the authority of the Board, except that no such committee shall have authority as to matters vested solely in the Board by law.

     Section 8. Compensation of Directors: The Board of Directors shall have authority to fix the compensation of directors for services in any capacity.

     Section 9.     Indemnification of Directors and Officers:
     (a) Right to Indemnification. Except as prohibited by law or as provided in Paragraph (b) below, the Corporation shall indemnify any person against all reasonable expenses, including attorneys fees, and all judgments, excise taxes, fines, penalties, amounts paid in settlement and any other liability paid or incurred by such person in connection with any actual or threatened claim, action, suit or proceeding, whether civil, criminal, administrative, investigative, or other, or whether brought by or in the right of the Corporation or otherwise, in which such person may be involved as a party or otherwise, by reason of the fact that such person or such person's testator or intestate is or was a director or officer of the Corporation, or serves or served in any capacity at the request of the Corporation any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. To the maximum extent permitted by law, the Corporation shall make advances of expenses incurred by such person in connection with any such actual or threatened claim, action, suit or proceeding prior to final disposition thereof, provided that the Corporation receives an undertaking by or on behalf of such person to repay such advances to the extent such person is ultimately found not to be entitled to indemnification.
     (b) Exclusions. No indemnification shall be made to or on behalf of any person if a judgment or other final adjudication adverse to such person establishes that either (i) such person's acts were committed in bad faith, or were the result of active and deliberate dishonesty, and were material to the action, or (ii) such person gained in fact a financial benefit or other economic advantage to which such person was not legally entitled.
     (c)  Indemnification Not Exclusive. The right of indemnification under this
Section 9 shall not be deemed exclusive of any other rights to which persons seeking indemnification hereunder may be entitled under applicable law, by agreement or otherwise, and the provisions hereof shall inure to the benefit of the heirs, beneficiaries and legal representatives of persons entitled to indemnification hereunder and shall be applicable to actions arising from acts or omissions occurring before or after the adoption hereof. Persons who are not directors or officers of the Corporation may be similarly indemnified and entitled to advancement or reimbursement of expenses to the extent authorized at any time by the Board of Directors. The Corporation is authorized to enter into agreements with any of its directors or officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to this By-Law.
     (d) Contract Rights. The right of indemnification under this Section 9 shall be deemed to constitute a contract between the Corporation and the persons entitled to indemnification and may not, without the consent of such person, be amended or repealed with respect to any event, act or emission occurring or allegedly occurring prior to the end of the term of office such person is serving when such amendment or repeal is adopted.
              (Amended by approval of Board of Directors, 6/4/87)

     Section 10. Action Without a Meeting: Any action required or permitted to be taken by the Board of Directors or any committee thereof may be taken without a meeting if all members of the or the committee consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto shall be filed with the minutes of the proceedings of the Board or committee.
              (Amended by approval of Board of Directors, 3/10/75)

     Section 11. Participation in Board Meeting by Conference Telephone: Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.
              (Amended by approval of Board of Directors, 9/4/75)

                                  ARTICLE III
                                    OFFICERS

     Section 1. Officers: The Board of Directors, as soon as may be practicable after the annual election of directors, shall elect a Chairman of the Board of Directors, a President, one or more Vice Presidents (one of whom may be designated Executive Vice President), a Secretary and a Treasurer, and from time to time may elect or appoint such other officers as it may determine. Any two or more offices may be held by the same person, except the offices of President and Secretary.
(Amended 10/20/69)

     Section 2. Term of Office and Removal: Each officer shall hold office for the term for which he is elected or appointed, and until his successor has been elected or appointed and qualified.

     Section 3. Powers and Duties: The officers of the Corporation shall each have such powers and authority and perform such duties in the management of the property and affairs of the Corporation, as from time to time may be prescribed by the Board of Directors and, to the extent not so prescribed, they shall each have such powers and authority and perform such duties in the management of the property and affairs of the Corporation, subject to the control of the Board, as generally pertain to their respective offices.
     Without limitation of the foregoing:
          (a) Chairman of the Board of Directors: The Chairman shall be a senior officer of the Corporation, shall preside at all meetings of the Corporation's stockholders and at all meetings of the Board of Directors and shall be a Director of the Corporation.
          (b) President: The President shall be the Chief Executive Officer of the Corporation. In the absence of the Chairman of the Board, he shall preside at meetings of shareholders and of the Board of Directors.
          (c) Executive Vice President: The Executive Vice President shall be the Chief Operating and Administrative Officer and, in the event of the death, resignation, removal, disability, or absence of the President, shall possess the powers and perform the duties of the President.
          (d) Vice Presidents: The Board of Directors shall determine the powers and duties of the respective Vice Presidents and may, in its discretion, fix such order of seniority among the respective Vice Presidents as it may deem advisable.
          (e) Secretary: The Secretary shall issue notices of all meetings of shareholders and directors where notices of such meetings are required by law or these By-Laws, and shall keep the minutes of such meetings. He shall sign such instruments and attest such documents as require his signature or attestation and affix the corporate seal thereto where appropriate.
          (f) Treasurer: The Treasurer shall have general charge of, and be responsible for, the fiscal affairs of the Corporation and shall sign all instruments and documents as require his signature.
                               (Amended 10/23/86)

     Section 4. Records: The Corporation shall keep (a) correct and complete books and records of account; (b) minutes of the proceedings of the shareholders, Board of Directors, and any committees of the Board; and (c) a current list of the directors and officers and their residence addresses.
     The Corporation shall also keep at its office in the State of New York or at the office of its transfer agent or registrar in the State of New York, if any, a record containing the names and addresses of all shareholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof.

     Section 5. Checks and Similar Instruments: All checks and drafts on the Corporation's bank accounts and all bills of exchange and promissory notes and all acceptances, obligations, and other instruments, for the payment of money, shall be signed by facsimile or otherwise on behalf of the Corporation by such officer or officers or agent or agents as shall be thereunto authorized from time to time by the Board of Directors.

     Section 6. Voting Shares Held by the Corporation: Either the President or the Secretary may vote shares of stock held by the Corporation in other corporations and may execute for and on behalf of the Corporation proxies for such purpose.

                                   ARTICLE IV
            SHARE CERTIFICATES AND LOSS THEREOF - TRANSFER OF SHARES

     Section 1. Form of Share Certificates: The shares of the Corporation shall be represented by certificates, in such forms as the Board of Directors may from time to time prescribe, signed by the Chairman of the Board if such there be, or the President or a Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the corporation or a facsimile thereof. The signatures of the officers upon a certificate may be facsimiles if the certificate is counter-signed by a transfer agent or registered by a registrar other than the Corporation or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue.

     Section 2. Lost, Stolen, or Destroyed Share Certificates: No certificate or certificates for shares of the Corporation shall be issued in place of any certificate alleged to have been lost, stolen, or destroyed, except upon production of such evidence of the loss, theft, or destruction, and upon such indemnification and payment of costs of the Corporation and its agents to such extent and in such manner as the Board of Directors may from time to time prescribe.

     Section 3. Transfer of Shares: Share of the Corporation shall be transferable on the books of the Corporation by the registered holder thereof in person or by his duly authorized attorney, by delivery for cancellation of a certificate or certificates for the same number of shares, with proper endorsement consisting of either a written assignment of the certificate or a power of attorney to sell, assign, or transfer the same or the shares represented thereby, signed by the person appearing by the certificate to be the owner of the shares represented thereby, either written thereon or attached thereto, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require. Such endorsement may be either in blank or to a specified person, and shall have affixed thereto all stock transfer stamps required by law.

                                   ARTICLE V
                                 Other Matters

     Section 1. Corporate Seal: The corporate seal shall have inscribed thereon the name of the Corporation and such other appropriate legend as the Board of Directors may from time to time determine. In lieu of the corporate seal, when so authorized by the Board, a facsimile thereof may be affixed or impressed or reproduced in any other manner.

     Section 2. Amendments: By-Laws of the Corporation may be amended, repealed or adopted by vote of the holders of the shares at the time entitled to vote in the election of any directors. By-Laws may also be amended, repealed, or adopted by the Board of Directors, but any By-Law adopted by the Board may be amended or repealed by the shareholders entitled to vote thereon as hereinabove provided.
     If any By-Law regulating an impending election of directors is adopted, amended, or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors the By-Law so adopted, amended, or repealed, together with a concise statement of the changes made.

                                  EXHIBIT 10-3

                              Genesee Corporation
                                1992 Stock Plan
                                Amended in 1994

1.   Purpose

     The purpose of the Plan is to enable eligible key employees of the Corporation and its subsidiaries to purchase shares of Common Stock of the Corporation by means of stock options, including incentive stock options under
Section 422 of the Internal Revenue Code of 1986, and to provide for the award of stock bonuses as additional compensation to eligible key employees of the Corporation and its subsidiaries. An additional purpose of the plan is to increase the stake in the Corporation of members of the Board of Directors of the Corporation who are not otherwise officers or employees of the Corporation or its subsidiaries by the award of stock options. Through the use of such options and awards, the Corporation expects to be able to attract and retain the best available talent and to encourage the highest level of performance from key personnel to the Corporation and its subsidiaries.

2.   Administration

     The Plan shall be administered by the Management Continuity Committee (the "Committee") consisting of not less than three directors appointed by the Board of Directors of the Corporation. Each member of the Committee shall be a member of the Board who is "disinterested" as defined in Rule 16b-3 under the Securities Exchange Act of 1934 ("Rule 16b-3"). The Board shall fill any vacancy.

     Subject to the provisions of the Plan, the Committee shall possess the authority, in its discretion (a) to determine the employees of the Corporation or its subsidiaries to whom, and the time or times at which, options and awards shall be granted, and the number and class of shares to be subject to each option or award, and to provide a limitation on the number of shares included within the option or award that may be purchased by the optionee or granted to an awardee during any annual (or other stated) period; (b) to interpret the Plan; (c) to make and amend rules and regulations relating thereto; (d) to prescribe the form and conditions of option and award agreements; and (e) to make all other determinations necessary or advisable for the administration of the Plan. The Committee's determinations shall be conclusive and binding.
The Committee shall have no discretion as to Outside Director's Options as set forth in Section 5A hereof.

     The Plan and all grants and awards under it are intended to comply with Rule 16b-3 and any provision of the Plan or any grant or award, insofar as it does not so comply, shall be deemed ineffective and shall be construed as to so comply, except as otherwise determined by the Committee.

3.   Eligible Employees

     Options or awards may be granted under the Plan only to key employees of the Corporation or one of its subsidiaries, as determined by the Committee. Neither the members of the Committee, nor any director who is not an officer or employee of the Corporation or one of its subsidiaries, shall be eligible to receive an option or award under the Plan, except pursuant to Section 5A.

4.   Shares Available

     An aggregate of 200,000 shares of the Class A Common Stock (par value fifty cents) or the Class B Common Stock (par value fifty cents) shall be available for grants of options or awards of stock bonuses under the Plan. Such shares may be authorized and unissued shares or may be treasury shares. If an option or stock bonus expires, terminates, is canceled without being exercised or is forfeited or becomes not payable, new options or stock bonuses may be thereafter granted or awarded covering such shares. No person shall receive grants of options totaling more than 100,000 shares in the aggregate under the Plan.

5.   Terms and Conditions of Options

     Each option granted under the Plan shall be evidenced by a stock option agreement in such form as the Committee shall approve from time to time, which agreements shall conform with this Plan. Incentive stock option agreements shall reflect the terms and conditions set forth in Sections 5(a) through 5(j) hereof.
          (a) Purchase Price. The purchase price under each option shall be not less than the fair market value of the stock at the time such option is granted. The Committee shall determine the purchase price. If an option is granted to an employee who at the time of grant owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Corporation (a "10-percent Shareholder"), the purchase price shall be at least 110% of the fair market value of the stock subject to the option.
          (b) Duration of Option. Each option by its terms shall not be exercisable after the expiration of ten years from the date such option is granted. In the case of an option granted to a 10-percent Shareholder, the option by its terms shall not be exercisable after the expiration of five years from the date such option is granted.
          (c) Options Nontransferable. Each option by its terms shall not be transferable by the optionee otherwise than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order, and shall be exercisable, during his lifetime, only by the optionee.
          (d) Exercise Period. The exercise of each option shall be subject to such conditions as may be imposed by the Committee and specified in the option agreement. The Committee may, among other things, specify a minimum length of employment and may stagger the period of exercise by providing that only a certain percentage of options may be exercised each year.
          (e) Payment of Option Price. An option shall be exercised upon written notice to the Corporation accompanied by payment in full for the shares being acquired. The payment shall be made in cash or by check; by delivery of whole shares of Common Stock of the Corporation registered in the name of the optionee, having an aggregate fair market value on the date of exercise equal to the aggregate exercise price of the option being exercised; (for options granted after the adoption of the 1994 amendments) by delivery of instructions to the Corporation to withhold from the shares of Common Stock which would otherwise be issued on the exercise that number of whole shares having a fair market value equal to the exercise price; or by a combination of the foregoing.
          (f) Maximum Value of Shares. All options granted to an employee under this Plan and any other incentive stock option plan maintained by the Corporation or its subsidiaries shall restrict to $100,000 in each calendar year the aggregate fair market value (determined on the date of grant) of the Common Stock with respect to which the incentive stock options are exercisable for the first time by an employee.
          (g) Rights as a Shareholder. The optionee shall have no rights as a shareholder with respect to any option shares until the date of issuance to the optionee of a stock certificate for such shares and no adjustment shall be made for any dividends or other rights the record date for which is prior to the date such stock certificate is issued.

          (h) General Restriction. Each option shall be subject to the requirement that, if at any time the Board of Directors shall determine, in its discretion, that the listing, registration or qualification of the shares subject to such option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such option or the issue or purchase of shares thereunder, such option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors.
          (i) Limit on Grants. Each option must be granted within ten years from the date of the Plan's adoption or the date the Plan is approved by shareholders, whichever is earlier.
          (j) Termination of Employment. If the employment of an optionee terminates for any reason other than death or disability, the option may be exercised by him at any time prior to the earlier of the expiration date of the option or the expiration of three months after the date of termination, but only if, and to the extent that, he was entitled to exercise the option at the date of such termination. Notwithstanding the foregoing, an option may not be exercised after termination of employment if the Committee determines that the termination of employment of such optionee resulted from willful acts, or failure to act, by the optionee detrimental to the Corporation or any of its subsidiaries. The Committee shall determine whether an authorized leave of absence shall constitute a termination of employment for purposes of this Plan. If an optionee's employment terminates by reason of disability (within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986) or death, his option may be exercised at any time prior to the earlier of the expiration of the option or the expiration of one year following the date employment terminated due to disability or death. If after termination of employment but before the expiration of the earlier of the option period or the three months period, the optionee dies, the option shall continue to be exercisable only for the remainder of either such period (whichever is shorter) and the one year period shall not be applicable.
     Options other than incentive stock options may be granted under the Plan at exercise prices as the Committee shall determine. Such non-incentive stock options shall be evidenced by stock option agreements which shall contain such provisions as the Committee shall deem appropriate and which shall identify the options as not being incentive stock options. To the extent that an incentive stock option does not meet the requirements applicable thereto, it shall be deemed a non-incentive stock option and shall otherwise remain in full force and effect.

     5A.  Outside Director's Options

          (a) Outside Director's Options. Subject to the limitation in Section 5A(j), an option to purchase 1,000 shares of Class B Common Stock ("Outside Director's Options") (as may be adjusted pursuant to Section 7) shall be granted automatically to each member of the Board of Directors of the Corporation who is not otherwise an officer or employee of the Corporation or its subsidiaries ("Outside Director"). The first Outside Director's Options shall be granted to each Outside Director immediately following the meeting of the Board at which this Section 5A is added to the Plan subject to the approval of shareholders at the next following annual meeting of the Corporation's shareholders. The grant of Outside Director's Options shall continue each year immediately following the annual meeting of the Corporation's shareholders until and including the annual meeting of the Corporation's shareholders in the year 2002. Any Outside Director who is elected to the Board after the above grants commence shall also automatically receive an option to purchase 1,000 shares of Class B Common Stock each year for the number of years remaining until and including the annual meeting of the Corporation's shareholders in the year 2002, beginning with the annual meeting of the Corporation's shareholders at which the director is elected or the meeting of the Corporation's shareholders next following the election if the election is by the Board.
          (b) General. Each Outside Director's Option granted under the Plan shall be evidenced by an agreement (an "Agreement") duly executed on behalf of the Corporation and by the director to whom such Outside Director's Option is granted and dated as of the applicable date of grant. Each Agreement shall be signed on behalf of the Corporation by an officer or officers delegated such authority by the Committee using manual signature. Each Agreement shall comply with and be subject to the terms and conditions of the Plan. Any Agreement may contain such other terms, provisions and conditions not inconsistent with the Plan or this Section 5A as may be determined by the Committee, so long as the "disinterestedness" requirement of Section 2 is not compromised. All Outside Director's Options granted under the Plan shall be non-qualified stock options.

          (c) Outside Director's Option Exercise Price. The exercise price per share for an Outside Director's Option shall be the fair market value determined as of the date of grant by taking the mean between the highest and lowest quoted selling prices on that date. If there were no sales on the date of grant, fair market value shall be determined by taking the weighted average of the means between the highest and lowest sales on the nearest date before and the nearest date after the valuation date, in accordance with the Estate Tax Regulations, 26 CFR S 20.2031-2.
          (d) Exercise. Outside Director's Options shall be exercisable immediately upon grant and are exercisable in whole or in part, at any time from time to time, until the expiration or termination of their term in accordance with Section 5A(f) by giving written notice of exercise, signed by the person exercising the Outside Director's Option, to the Secretary of the Corporation at the principal office of the Corporation specifying the number of shares of Common Stock as to which the Outside Director's Option is then being exercised together with payment of the full exercise price for the number of shares of Common Stock to be purchased. The date both such notice and payment are received by the office of the Corporate Secretary of the Corporation shall be the date of exercise of the Outside Director's Option as to such number of shares. Notwithstanding any provision to the contrary, no Outside Director's Option may at any time be exercised with respect to a fractional share.
          (e)  Payment of Exercise Price. The exercise price may be paid:
               (i) in cash, or by check, bank draft or money order payable in United States dollars to the order of the Corporation; or
               (ii) by delivery by the Outside Director to the Corporation of whole shares of Common Stock registered in the name of the Outside Director having an aggregate fair market value on the date of exercise equal to the aggregate exercise price of the Common Stock as to which the Stock Option is then being exercised; or
               (iii) by delivery of instructions to the Corporation to withhold from the shares of Common Stock which would otherwise be issued on the exercise that number of whole shares having a fair market value equal to the exercise price; or
               (iv)      by any combination of (i), (ii) or (iii) above.
          (f) Term of Outside Director's Options. Each Outside Director's Option shall expire five (5) years from its date of grant, but shall be subject to earlier termination as follows:
              (i) In the event of the termination of an Outside Director's Option holder's service as a Director, by re(ason of the removal of the Director (by the shareholders, the Board of Directors or otherwise), the then-outstanding Outside Director's Options of such holder (whether or not then exercisable) shall automatically expire on (and may not be exercised on) the effective date of such termination.
               (ii) In the event of the termination of an Outside Director's Option holder's service as a Director by reason of retirement or total and permanent disability, the then-outstanding Outside Director's Options of such holder shall become exercisable, to the full extent of the number of shares of Common Stock remaining covered by such Outside Director's Options, and each such Outside Director's Option shall expire one year after the date of such termination or on the stated expiration date, whichever is earlier. For purposes of this Section, the phrase "by reason of retirement" means (a) mandatory retirement pursuant to Board policy or (b) termination of service by deciding not to stand for re-election.

               (iii) In the event of the death of an Outside Director's Option holder while such holder is a Director, the then-outstanding Outside Director's Options of such holder shall become exercisable, to the full extent of the number of shares of Common Stock remaining covered by such Outside Director's Options, and each such Outside Director's Option shall expire one year after the date of death of such optionee or on the stated grant expiration date, whichever is earlier. Exercise of a deceased holder's Outside Director's Options that are still exercisable shall be by the estate of such holder or by the person or persons to whom the holder's rights have passed by will or the laws of descent and distribution.

               (iv) In the event of the termination of an Outside Director's Option holder's service as a Director for any reason other than as described in Sections 5A(f)(i)-(iii), including without limitation, resignation, the then outstanding Outside Director's Options of such holder shall become exercisable, to the full extent of the number of shares of Common Stock remaining covered by such Outside Director's Options, and each such Outside Director's Option shall expire three (3) months after the effective date of such termination or on the stated grant expiration date, whichever is earlier.

          (g) Limitation of Rights. Neither the recipient of an Outside Director's Option under the Plan nor the recipient's successor or successors in interest shall have any rights as a shareholder of the Corporation with respect to any shares of Common Stock subject to an Outside Director's Option granted to such person until the date of issuance of a stock certificate for such shares of Common Stock.
          (h) Limitation as to Directorship. Neither the Plan, nor the granting of an Outside Director's Option, nor any other action taken pursuant to the Plan shall constitute or be evidence of any agreement or understanding, express or implied, that an Outside Director has a right to continue as a Director for any period of time or at any particular rate of compensation.
          (i) Limitation on Awards to Outside Directors. Notwithstanding any provision to the contrary, an Outside Director shall not be entitled to receive or participate in any grant or award under the Plan other than Outside Director's Options which are granted to such Outside Director pursuant to
Section 5A(a) and meet all of the requirements of Section 5A applicable thereto.
          (j) Curtailment of Outside Director's Options. Notwithstanding any provision to the contrary, no Outside Director's Option shall be granted pursuant to Section 5A(a) on a date when the number of shares of Common Stock authorized and then available for issuance pursuant to the Plan is less than the aggregate number of such shares which would be issuable pursuant to Outside Director's Options otherwise required to be granted on such date.
          (k) Conflicting Provisions. In the event of any conflict between a provision of this Section 5A and a provision in any other section of the Plan with respect to Outside Director's Options, such provision of this Section 5A shall be deemed to control. Except in the case of conflict, however, provisions in other sections are applicable.

6.   Stock Bonus Awards

     The Committee shall have authority to award stock bonuses to eligible employees as additional compensation for service to the Corporation. Stock bonuses shall be awarded for past services and, unless otherwise determined by the Committee, for no cash consideration. All shares awarded as a stock bonus shall be subject to such restrictions, if any, as the Committee may determine. In order to enforce any restrictions imposed by the Committee on a stock bonus, the employee awarded the stock bonus shall enter into an agreement with the Corporation setting forth the restrictions or conditions of the award.

7.   Adjustment of Shares

     In the event of any change in the Common Stock of the Corporation by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination, or exchange of shares, or rights offering to purchase Common Stock at a price substantially below fair market value, or of any similar change affecting the Common Stock, the number and kind of shares which thereafter may be optioned and sold or awarded under the Plan and the number and kind of shares subject to option in outstanding option agreements and the purchase price per share thereof shall be appropriately adjusted consistent with such change in such manner as the Committee may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, participants in the Plan.

8.   No Employment Rights

     The Plan and any options or awards granted under the Plan shall not confer upon any optionee or awardee any right with respect to continuance of employment by the Corporation or any subsidiary, nor shall they interfere in any way with the right of the Corporation or any subsidiary by which an optionee or awardee is employed to terminate his employment at any time.

9.   Amendment and Discontinuance

     This Plan may be amended, modified or terminated by the shareholders of the Corporation or by the Board of Directors, except that the Board may not (i) amend the Plan more than once every six months to change the amount, price or timing of Director's Options or (ii) without approval of the shareholders, materially increase the benefits accruing to participants under the Plan, increase the maximum number of shares as to which options or awards may be granted under the Plan, change the minimum option price, change the class of eligible employees, extend the period for which options or awards may be granted or exercised, or cause the Plan or options or awards granted under the Plan to fail to meet the requirements of Rule 16b-3. No amendment, modification, or termination of the Plan may, without the written consent of an employee to whom any option or restricted award shall theretofore have been granted, adversely affect the rights of such employee under such option or restricted award.

10.  Effective Date

     The effective date of the Plan shall be the earlier of the date the Plan is adopted by the Board of Directors or the date the Plan is approved by shareholders, so long as the latter date is within twelve months of the former date.

11.  Name of Plan

     The name of the Plan shall be Genesee Corporation 1992 Stock Plan, as amended in 1994.

                                  EXHIBIT 10-5

     DEFERRED COMPENSATION AGREEMENT as of the 29th day of August, 1994, by and between GENESEE CORPORATION, a New York corporation of Rochester, New York ("Company"), and JOHN L. WEHLE, JR. residing at 2171 Scottsville Road, Scottsville, New York 14546 ("Wehle").

     Wehle has made substantial contributions to Company over a period of more than 25 years, including as its Chief Executive Officer. In recognition of that service, to assure his continuing commitment to the Company, and to provide him with benefits commensurate with his responsibilities as the Company's Chairman, President and Chief Executive Officer, Wehle and the Company have agreed to the terms hereof.

     NOW, THEREFORE, in pursuance of the foregoing and the promises and conditions hereinafter set forth, the parties hereto do mutually covenant and agree with each other as follows:

     1. The Company agrees to employ Wehle as its Chief Executive Officer from the date as of which this Agreement is made for so long as it is mutually agreed upon between Wehle and the Company, and Wehle agrees that so long as he continues in the employ of the Company in that capacity he shall devote his best efforts and such of his business time and attention to the affairs of the Company as is necessary to properly fulfill his responsibilities as such Chief Executive Officer. Wehle's base salary shall be mutually agreed upon from time to time between himself and the Management Continuity Committee of the Board of Directors of the Company.

     2. Wehle agrees that from and after the date he ceases to be employed as the Chief Executive Officer of the Company he will serve the Company as a consultant and the Company hereby agrees to retain the services of Wehle as such a consultant. Wehle's duties as a consultant shall be to advise and consult with the management of the Company with respect to the operations of its several businesses and customer relations, and to assist the management of the Company in contacts with presently existing customers of the Company to the extent reasonably requested so to do by the Company and to develop further contacts and business for the Company to the extent reasonably requested so to do by the Company. It is agreed that the foregoing consulting services shall in no way restrict Wehle's movements and that the Company will reimburse him for out-of-pocket expenses reasonably incurred by him in the performance of such services for the Company. It is further understood that from and after the date he ceases to be employed as the Chief Executive Officer of the Company Wehle will not be considered an employee, representative or agent of the Company for any purposes and that he shall have no authority to bind or obligate the Company to third persons. The Company shall have no control over the manner or means of Wehle's performance.

     3. From and after the date Wehle ceases to be employed by the Company, whether by reason of death, disability, retirement or otherwise, the Company shall pay to Wehle Seven Thousand Five Hundred Dollars ($7,500.00) per month for so long as he shall live, provided, however, that if Wehle shall die prior to having received one hundred twenty (120) such monthly installments the Company shall pay the remainder of such installments to the beneficiary or beneficiaries and in the proportions designated by Wehle under paragraph 8 hereof. If no such beneficiary is designated, or if Wehle so directs in his designation, the Company shall pay the "commuted value" of such remaining installments (as defined in Exhibit A annexed hereto) in one lump sum to Wehle's estate or such designated beneficiary or beneficiaries.

     4. Payment of each monthly installment hereunder while Wehle is alive shall be subject to the condition that Wehle shall not, without first having procured the written consent of the Company, directly or indirectly as a principal, officer, director, stockholder (except as the owner of less than 5% of the stock of a company whose stock is publicly traded), partner, employee or in any other capacity whatsoever, engage in or become associated with, or advise or assist, any business or enterprise which is engaged in providing any goods or services that are competitive with any goods or services that are or may at any time be offered by the Company.

     5. Neither Wehle nor his estate shall under any circumstances have any option or right to require payments hereunder, otherwise than in accordance with the terms and subject to full compliance with the conditions herein specified.

     6. The Company agrees that if at any time prior to the making of any payments to be paid to Wehle hereunder it shall liquidate or dissolve, it shall, to the extent that it may be legally capable of doing so, before any such liquidation or dissolution, make proper provision for the continuation of the payments to Wehle or his beneficiary or beneficiaries as hereinabove set forth. The Company further agrees that it shall not merge, consolidate with or transfer its assets to any other corporation unless such corporation shall assume the Company's obligations under this Agreement.

     7. Nothing contained in this Agreement shall in any way affect or interfere with the right of Wehle to participate in any retirement plan or in any bonus or other incentive compensation or benefit plan to which he may now or hereafter be entitled as an officer or employee of the Company.

     8. Wehle shall have the right, by an instrument in writing delivered to the Company, to name one or more beneficiaries to receive any monies payable hereunder after his death, the amount payable to each of such beneficiaries and whether such payment or payments shall be in continuing installments or in a single lump sum equal to the "commuted value" of all remaining installments, and to change such beneficiary or beneficiaries at any time and from time to time. The Company shall be bound by the designation last filed with it by Wehle.

     9. This Agreement shall be binding upon the parties hereto, their heirs, executors, administrators, successors and assigns.

     IN WITNESS WHEREOF, the Company has caused this instrument to be executed by the Chairman of the Management Continuity Committee of its Board of Directors and by its duly authorized officer, and Wehle has hereunto set his hand, as of the day and year first above appearing.


                                        GENESEE CORPORATION
                                        For The Management Continuity
                                        Committee of the Board of Directors:

                                             /s/Stephen B. Ashley
                                             Stephen B. Ashley
                                             Chairman

                                        For the Corporation:

                                             /s/Robert N.Latella
                                             Robert N. Latella
                                             Executive Vice President
                                             and Chief Operating Officer

                                             /s/John L. Wehle, Jr.
                                             John L. Wehle, Jr.

                                    EHIBIT A

Definition of Commuted Value

The commuted value of the remaining payments shall equal the present value, as of the date of payment, of the remaining payments that would have been made had Wehle not died. In determining the present value, a discount rate equal to the Treasury Rate plus 100 basis points on the date of payment shall be used, with semi-annual compounding. The Treasury Rate shall equal the yield-to-maturity of United States Treasury obligations having a maturity substantially equal to the remaining payment period.

                                  EXHIBIT 10-6

                              EXECUTIVE AGREEMENT

     This AGREEMENT is dated as of February 27, 1995 by and between GENESEE CORPORATION (the "Corporation") and JOHN L. WEHLE, JR. (the "Executive") and supersedes the Employment Agreement between the parties dated May 7, 1991 ("Employment Agreement").

     Employee has contributed substantially to the success of the Corporation over a period of years. The Corporation desires to encourage his continuing service by continuing to provide certain benefits provided to Executive pursuant to the Employment Agreement, and Executive is willing to enter into this Agreement.

     Now, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the parties agree as follows:

     1. Term of Agreement. The term of this Agreement commenced on the date hereof and shall continue in effect until terminated by written agreement of both parties.

     2.   Termination of Employment.

          (a) Cause. As used in this Agreement, "Cause" shall mean (i) Executive is convicted of a felony, or (ii) Executive, in carrying out the duties of his employment, has been guilty of unreasonable (and persistent) neglect or refusal to perform his duties hereunder, or (iii) any material misappropriation of funds or property by Executive.

          (b)  Termination Following a Change in Control.

               (1) For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if any of the following occur unless the Board of Directors prior to such occurrence resolves that the occurrence shall not constitute a "Change in Control" for purposes of this Agreement:
                    (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")
(other than (a) the Corporation or (b) any corporation owned, directly or indirectly, by the Corporation or the shareholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 20% of more of the combined voting power of the Corporation's then outstanding securities (provided, however, that no direct descendant of John L. Wehle, Sr., the trust established under the will of Louis
A. Wehle and any trustee thereunder shall be a "person" for purposes of this Agreement); or
                    (ii) during any period of two consecutive years, there is elected 20% or more of the members of the Board of Directors of the Corporation without the approval of the nomination of such members by a majority of that portion of the Board consisting of members who were serving at the beginning of the two-year period; or
                    (iii) the shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent more than 80% of the combined voting power of the voting securities of the Corporation, or such surviving entity, outstanding immediately after such merger or consolidation; or (b) a merger or consolidation effected to implement a recapitalization of the Corporation (or similar transaction) in which no "person" (as defined above) acquires more than 20% of the combined voting power of the Corporation's then-outstanding securities; or

                    (iv) the shareholders of the Corporation approve an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets.

               (2) If Executive's employment is terminated by the Corporation following a Change in Control for no reason or for a reason other than Cause, then within 5 business days following such termination, Executive shall be paid by the Corporation, subject to Section 2(c) below, a lump sum payment in cash equal to the sum of the following:

                    (A) (i) The amount left to be paid with respect to his base salary earned through the termination date but not yet paid; (ii) an amount equal to the amount expended on his behalf by the Corporation during the 12 months preceding the date of termination for all life insurance, medical insurance and disability insurance premiums and benefits, automobile use, perquisites, club dues and all other such employee benefits and reimbursements;
(iii) any deferred salary, bonuses and compensation, but subject to the terms of the applicable plans or deferral agreements; (iv) amounts and rights to which Executive is entitled in respect of any outstanding equity grants, stock options and supplemental retirement benefit arrangements, as determined in accordance with the applicable plans, agreements or arrangements; (v) the prorated portion (based on the portion of the fiscal year served prior to termination) of the bonus that Executive would have earned pursuant to any award that is made to him for that fiscal year under the 1986 Incentive Bonus Plan, as amended, as if all the primary targets in respect of that year had been achieved and, based thereon, the maximum discretionary bonuses had been paid; and (vi) a prorated amount (based on the portion of the fiscal year served prior to termination) in respect of the Profit Sharing Retirement Plan of Employer assuming a contribution by the Corporation at the rate of 15% of Executive's annual compensation (assumed for purposes of this calculation to have continued throughout the fiscal year at the rate in effect at termination). The amounts and rights to which Executive may be entitled in respect of any outstanding stock grants, stock options and supplemental retirement benefit arrangements shall be determined in accordance with the applicable plans and/or any applicable agreements; provided, however, that any vesting period provided for under any such plan, agreement, or arrangement shall be accelerated and deemed to have passed.

                    (B) A single lump sum payment equal to the product of 3 times Executive's annual base salary in effect at the date of his termination of employment, plus an amount equal to the product of 3 times the amount of the highest cash bonus paid to Executive at any time during the five fiscal years of the Corporation preceding termination of his employment.

               (3) If Executive's employment is terminated by Executive following a Change in Control for Good Reason (as herein defined), then Executive shall be entitled to receive the payment described in subparagraphs
(2)(A) and (B) of this Section 2 (b). "Good Reason" shall mean the occurrence of any of the following circumstances:
                    (i) the assignment to Executive of any duties inconsistent with the position that Executive held immediately prior to the Change in Control of the Corporation, or a significant adverse alteration in the nature or status of Executive's responsibilities or the conditions of his employment from those in effect immediately prior to such Change in Control; or
                    (ii) the relocation of the Corporation's offices at which Executive is employed immediately prior to the date of the Change in Control of the Corporation to a location more than 50 miles from Rochester, New York, or the Corporation's requiring Executive to be based anywhere other than the Corporation's offices at such location except for required travel on the Corporation's business to an extent substantially consistent with Executive's business travel obligations at the time of the Change in Control; or
                    (iii) the failure by the Corporation to continue in effect any material compensation or retirement or other benefit plan or arrangement in which Executive participates immediately prior to the Change in Control of the Corporation unless an equitable and substantially comparable arrangement (embodied in a substitute or alternative plan) has been made with respect to such plan or arrangement, or the failure by the Corporation to continue Executive's participation therein (or in such substitute or alternative plan or arrangement) on a basis not less favorable, both in terms of the amount of benefits provided and the level of participation relative to other participants, as existed at the time of the Change in Control of the Corporation; or

                    (iv) the failure by the Corporation to continue to provide Executive with benefits substantially similar to those enjoyed by him under any of the life insurance, medical, health and accident, or disability plans in which Executive was participating at the time of the Change in Control of the Corporation, the taking of any action by the Corporation which would directly or indirectly materially reduce any of such benefits, or the failure by the Corporation to provide Executive with the number of paid vacation days to which he is entitled in accordance with the Corporation's normal vacation policy in effect at the time of the Change in Control of the Corporation; or
                    (v) any breach of this Agreement by the Corporation.

               (c) Possible Cutback. It is anticipated that the payments to be made to Executive under this Agreement and other agreements may become subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any similar tax that may hereafter be imposed) on account of "excess parachute payments" as defined in Section 280G of the Code. Executive and the Corporation agree that the total amount payable under this Agreement shall be the amount such that the Executive's net after tax benefit of all such payments is the greater of either (i) the largest amount which will avoid the imposition of the Excise Tax or (ii) the amount payable without regard to any such limitation (and which will be subject to the imposition of the Excise Tax). The term "net after tax benefit" means the amount that would be left to the Executive after the Excise Tax and federal and state income taxes. The determination of the amount to be paid hereunder shall be made by an independent certified public accounting firm selected by the Executive and whose fee will be paid by the Corporation.

3. Funding. The Corporation may in its discretion establish a trust or other fund to finance any of the payments which are or may become payable to Executive under this Agreement.

4. Legal Expense. If, with respect to any alleged failure by the Corporation to comply subsequent to a Change in Control with any of the terms of this Agreement and regardless of whether Executive is successful, Executive hires legal counsel with respect to this Agreement or institutes any negotiations or institutes or responds to legal action to assert or defend the validity of, enforce his rights under, or recover damages for breach of this Agreement, the Corporation shall pay, as they are incurred, his actual expenses for attorneys' fees and disbursements, together with such additional payments, if any, as may be necessary so that the net after tax payments to the Executive equal such fees and disbursements.

5. Restrictive Covenant; Trade Secrets. (a) Executive agrees that for two years after the termination of his employment, he will not, without the prior written consent of the Corporation, directly or indirectly, as a principal, officer, director, stockholder (except as the owner of less than 5% of the stock of a company whose stock is publicly traded), partner, employee or in any other capacity whatsoever engage in or become associated with, or advise or assist, any business or enterprise that is engaged in providing any goods or services that are competitive with any goods or services that are or may at any time be offered by the Corporation. For the purposes of this Section 5 a business or enterprise shall be deemed to be engaged in providing goods or services that are competitive with any goods or services offered by the Corporation if the Board of Directors of the Corporation so determines. It is agreed that the Corporation's sole remedy in the event of Executive's breach of this Section 5(a) shall be the termination of all compensation otherwise payable to Executive under Section 2 with respect to the period of time after such breach. Notwithstanding any of the foregoing, this Section 5 shall not be applicable with respect to (i) commercial real estate investment or management or (ii) any discrete business of the Corporation which accounts, in the fiscal year immediately preceding the year in which Executive's employment terminates, for less than 5% of the Corporation's consolidated net sales and net earnings.

     (b) Executive agrees that during the period of his employment by the Corporation and thereafter he shall hold in confidence and not disclose to any unauthorized person any knowledge or information of a confidential nature or any trade secret with respect to the businesses of the Corporation and any of its subsidiaries, and not to disclose, publish or make use of the same without the prior express written consent of the Corporation. Executive shall be free to disclose such information, knowledge or trade secret in the ordinary course of his carrying out his duties as an officer of the Corporation, and shall be free to disclose such information, knowledge or trade secret if such matters become public through no fault of Executive or if compelled by legal process.

6.   Miscellaneous.

     (a) Amendments. This Agreement may not be altered, modified or amended except by a written instrument signed by each of the parties hereto.

     (b) Successors. As used in this Agreement, the term "Corporation" shall include any successors to all or part of the business and/or assets of the Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation and its successors and assigns. The Corporation shall require any successor (whether direct or indirect, by purchase merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, heirs, distributees, devisees and legatees.

     (c) Assignment. Except as provided under Paragraph (b) of this Section 6, neither this Agreement nor any of the rights or obligations hereunder shall be assigned or delegated by any party hereto without the prior written consent of the other party.

     (d) Waiver. Waiver by any party hereto of any breach or default by the other party of any of the terms of this Agreement shall not operate as a waiver of any other breach or default, whether similar to or different from the breach or default waived.

     (e) Severability. In the event that any one or more of the provisions of this Agreement shall be or become invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

     (f) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     (g) Notices. Notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:

     If to the Executive to:       John L. Wehle, Jr.
                                   2171 Scottsville Road
                                   Scottsville, New York 14546

     If to the Corporation to:     The Genesee Corporation
                                   P.O. Box 762
                                   445 St. Paul Street
                                   Rochester, New York 14603
                                   Attention: General Counsel

or to such other address or such other person as Executive or the Corporation shall designate in writing in accordance herewith except that notices regarding changes in notices shall be effective only upon receipt.

     (i) Headings. Headings to sections and paragraphs in this Agreement are for the convenience of the parties only and are not intended to be a part of, or to affect the meaning or interpretation of, this Agreement.

     (j) Governing Law. The Agreement shall be governed by the laws of the State of New York without reference to the principles of conflict of laws.

     IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed and Executive has hereunto set his hand as of the day and year first above written.

GENESEE CORPORATION

By: /s/Mark W. Leunig
Its: Vice President & Secretary

/s/ John L. Wehle, Jr.
John L. Wehle, Jr.

                                  EXHIBIT 10-7

                           INDEMNIFICATION AGREEMENT

     Agreement, dated June 8, 1989 between Genesee Corporation, a New York corporation (the "Company"), and John L. Wehle, Jr. (the "Indemnitee").

     WHEREAS, highly competent persons are becoming more reluctant to serve as directors and officers of the Company unless they are provided with adequate protection through insurance or adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the Company;

     WHEREAS, the current impracticability of obtaining adequate insurance and the uncertainties relating to indemnification have increased the difficulty of attracting and retaining such persons;

     WHEREAS, the Board of Directors of the Company has determined that the inability to attract and retain such persons is detrimental to the best interests of the Company's stockholders and that the Company should act to assure such persons that there will be increased certainty of such protection in the future;

     WHEREAS, it is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified; and

     WHEREAS, the Indemnitee is willing to serve, continue to serve and to take an additional service for or on behalf of the Company on the condition that the Indemnitee be so indemnified;

     NOW, THEREFORE, the Company and the Indemnitee hereby agree as follows:

                            ARTICLE I - DEFINITIONS

     For purposes of this Agreement, the following terms shall have the meanings given:

     1.1  "Board" shall mean the Board of Directors of the Company.

     1.2  A "Change in Control" shall be deemed to have occurred if:

          (i) any "Person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than
(a) the Company or (b) any corporation owned, directly or indirectly, by the Company or the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities (provided, however, that none of John L. Wehle, any direct descendant of John L. Wehle, the trust established under the will of Louis A. Wehle and any trustee thereunder shall be a "person" for purposes of this Agreement);

          (ii) during any period of two consecutive years, there is elected 20% or more of the members of the Board of Directors of Company without the approval of the nomination of such members by a majority of that portion of the Board consisting of members who were serving at the beginning of the two-year period;

          (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 80% of the combined voting power of the voting securities of the Company, or such surviving entity, outstanding immediately after such merger or consolidation; or
(b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined above) acquires more than 20% of the combined voting power of the Company's then-outstanding securities; or

          (iv) the stockholders of the Company approve an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, including a sale or disposition of Genesee Brewing Co., Inc. or its assets.

     1.3 "Disinterested Director" means a director of the Company who is not and was not a party to the Proceeding in respect of which indemnification is sought by the Indemnitee.

     1.4 "Expenses" shall include all reasonable attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, or being or preparing to be a witness in a Proceeding.

     1.5 "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past three years has been, retained to represent (i) the Company or the Indemnitee in any matter material to either such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have any conflict of interest in representing either the Company or the Indemnitee in an action to determine the Indemnitee's rights under this Agreement.

     1.6 "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other actual, threatened or completed proceeding, whether civil, criminal, administrative or investigative, other than one initiated by the Indemnitee. For purposes of the foregoing sentence, a "Proceeding" shall not be deemed to have been initiated by the Indemnitee where the Indemnitee seeks pursuant to Article VII of this Agreement to enforce the Indemnitee's rights under this Agreement.

                    ARTICLE II - SERVICES BY THE INDEMNITEE,
                             NOTICE OF PROCEEDINGS

     2.1 Services. The Indemnitee agrees to continue to serve as a director and/or officer of the Company. The Indemnitee may at any time and for any reason resign from such position(s) (subject to any other contractual obligation or any obligation imposed by operation of law).

     2.2 Notice of Proceeding. The Indemnitee agrees promptly to notify the Company in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document or communication relating to any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder; provided, however, that the failure by the Indemnitee to give such notice, or any delay in giving such notice, shall not relieve the Company of its obligations under this Agreement except to the extent that the Company is actually prejudiced by any such failure or delay.

                         ARTICLE III - INDEMNIFICATION

     3.1 In General. In connection with any Proceeding, whether relating to events occurring before or after the date hereof, the Company shall indemnify, and advance Expenses, to the Indemnitee as provided in this Agreement and to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit.

     3.2 Proceeding Other Than Proceedings by or in the Right of the Company. The Indemnitee shall be entitled to the rights of indemnification provided in this Section if, because the Indemnitee is or was a director of the Company, the Indemnitee is, or is threatened to be made, a party to any Proceeding, other than a Proceeding by or in the right of the Company. Subject to Section 3.1, the Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection with such Proceeding.

     3.3 Proceedings by or in the Right of the Company. The Indemnitee shall be entitled to the rights of indemnification provided in this Section if, because the Indemnitee is or was a director of the Company, the Indemnitee is, or is threatened to be made, a party to any Proceeding brought by or in the right of the Company to procure a judgment in its favor. Subject to Section 3.1, the Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection with such Proceeding. Notwithstanding the foregoing, no such indemnification shall be made in respect of any claim, issue or matter in such Proceeding as to which the Indemnitee shall have been adjudged to be liable to the Company if applicable law prohibits such indemnification or if such claim, issue or matter involves an accounting of profits by the Indemnitee to the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended ("Section 16").

     3.4 Indemnification of a Party Who is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement, to the extent that the Indemnitee is, because the Indemnitee is or was a director of the Company, a party to and is successful, on the merits or otherwise, in any Proceeding, the Indemnitee shall be indemnified to the fullest extent permitted by law, against all Expenses, judgments, penalties, fines, and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection therewith. If the Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company shall indemnify the Indemnitee to the fullest extent permitted by law, against all Expenses, judgments, penalties, fines, and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection with each successfully resolved claim, issue or matter. For purposes of this Section and without limitation, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.

     3.5 Indemnification for Expenses of a Witness. Notwithstanding any other provision of this Agreement, to the extent that the Indemnitee is, because the Indemnitee is or was a director of the Company, a witness in any Proceeding, the Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection therewith.

                      ARTICLE IV - ADVANCEMENT OF EXPENSES

     Notwithstanding any provision to the contrary in Article V, the Company shall advance all reasonable Expenses which, because the Indemnitee is or was a director of the Company, were incurred by or on behalf of the Indemnitee in connection with any Proceeding, within 10 days after the receipt by the Company of a statement or statements from the Indemnitee requesting such advance or advances, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses and shall include or be preceded or accompanied by an undertaking by or on behalf of the Indemnitee to repay any Expenses if it shall ultimately be determined that the Indemnitee is not entitled to be indemnified against such Expenses. Any advance and undertakings to repay pursuant to this Article IV shall be unsecured and interest free.

            ARTICLE V - PROCEDURES FOR DETERMINATION OF ENTITLEMENT

     5.1 Initial Request. To obtain indemnification under this Agreement, the Indemnitee shall submit to the Company a written request, including such documentation and information as is reasonably available to the Indemnitee and is reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification. The Secretary of the Company shall promptly advise the Board in writing that the Indemnitee has requested indemnification.

     5.2 Method of Determination. A determination (if required by applicable law) with respect to the Indemnitee's entitlement to indemnification shall be made as follows:

          (a) if a Change of Control has occurred, unless the Indemnitee shall request in writing that such determination be made in accordance with clause (b) of this Section, the determination shall be made by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to the Indemnitee.

          (b) if a Change of Control has not occurred, the determination shall be made by the Board by a majority vote of a quorum consisting of Disinterested Directors. In the event that a quorum of the Board consisting of Disinterested Directors is not obtainable or, even if obtainable, such quorum of Disinterested Directors so directs, the determination shall be made by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to the Indemnitee.

     5.3 Selection, Payment and Discharge of Independent Counsel. In the event the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to the preceding Section, the Independent Counsel shall be selected, paid, and discharged in the following manner:

          (a) If a Change of Control has not occurred, the Independent Counsel shall be selected by the Board, and the Company shall give written notice to the Indemnitee advising the Indemnitee of the identity of the Independent Counsel so selected.

          (b) If a Change of Control has occurred, the Independent Counsel shall be selected by the Indemnitee (unless the Indemnitee shall request that such selection be made by the Board, in which event clause (a) of this Section shall apply), and the Indemnitee shall give written notice to the Company advising it of the identity of the Independent Counsel so selected.

          (c) Following the initial selection described in clauses (a) and (b) of this Section, the Indemnitee or the Company, as the case may be, may, within seven days after such written notice of selection has been given, deliver to the other party a written objection to such selection. Such objection may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of "Independent Counsel" as defined in Section 1.5 of this Agreement, and the objection shall set forth with particularity the factual basis of such assertion. Absent a proper and timely objection, the person or firm so selected shall act as Independent Counsel. If such written objection is made, the Independent Counsel so selected may not serve as Independent Counsel unless and until a court has determined that such objection is without merit.

          (d) Either the Company or the Indemnitee may petition the Supreme Court of the State of New York or other court of competent jurisdiction if the parties have been unable to agree on the selection of Independent Counsel within 20 days after submission by the Indemnitee of a written request for indemnification pursuant to Section 5.1 of this Agreement. Such petition may request a determination whether an objection to the party's selection is without merit and/or seek the appointment as Independent Counsel of a person or firm selected by the court or by such other person as the court shall designate. A person or firm so appointed shall act as Independent Counsel under Section 5.2 of this Agreement.

          (e) The Company shall pay any and all reasonable fees and expenses of Independent Counsel incurred by such Independent Counsel in connection with its actions pursuant to this Agreement, and the Company shall pay all reasonable fees and expenses incident to the procedures of this Section, regardless of the manner in which such Independent Counsel was selected or appointed.

          (f) Upon the due commencement of any judicial proceeding or arbitration pursuant to Section 7.2 of this Agreement, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

     5.4 Cooperation. The Indemnitee shall cooperate with the person, persons or entity making the determination with respect to the Indemnitee's entitlement to indemnification under this Agreement, including providing to such person, persons or entity upon reasonable advance request any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to the Indemnitee and reasonably necessary to such determination. Any reasonable costs or expenses (including attorneys' fees and disbursements) incurred by the Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Company (irrespective of the determination as to the Indemnitee's entitlement to indemnification) and the Company hereby indemnifies and agrees to hold the Indemnitee harmless therefrom.

     5.5 Payment. If it is determined that the Indemnitee is entitled to indemnification, payment to the Indemnitee shall be made within ten days after such determination.

                    ARTICLE VI - PRESUMPTIONS AND EFFECT OF
                              CERTAIN PROCEEDINGS

     6.1 Burden of Proof. In making a determination with respect to entitlement to indemnification hereunder, the person or persons or entity making such determination shall presume that the Indemnitee is entitled to indemnification under this Agreement if the Indemnitee has submitted a request for indemnification in accordance with Section 5.1 of this Agreement, and the Company shall have the burden of proof to overcome that presumption in connection with the making by any person, persons or entity of any determination contrary to that presumption.

     6.2 Effect of Other Proceedings. The termination of any Proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent shall not (except as otherwise expressly provided in this Agreement) of itself adversely affect the right of the Indemnitee to indemnification or create a presumption that the Indemnitee did not meet any applicable standard of conduct.

     6.3 Actions of Others. The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company shall not be imputed to the Indemnitee for purposes of determining the right to indemnification under this Agreement.

                    ARTICLE VII - REMEDIES OF THE INDEMNITEE

     7.1 Application. This Article VII shall apply in the event of a Dispute. For purposes of this Article, "Dispute", shall mean any of the following events:

          (a) a determination is made pursuant to Article V of this Agreement that the Indemnitee is not entitled to indemnification under this Agreement;

          (b) advance of Expenses is not timely made pursuant to Article IV of this Agreement;

          (c)  the determination of entitlement to be made pursuant to Section
5.2 of this Agreement has not been made within 30 days after receipt by the Company of the request for indemnification;

          (d) payment of indemnification is not made pursuant to Section 3.5 of this Agreement within 20 days after receipt by the Company of a written request therefor; or

          (e) payment of indemnification is not made within 20 days after a determination has been made that the Indemnitee is entitled to indemnification pursuant to Article V of this Agreement.

     7.2 Adjudication. In the event of a Dispute, the Indemnitee shall be entitled to an adjudication in an appropriate court of the State of New York, or in any other court of competent jurisdiction, of the Indemnitee's entitlement to such indemnification or advancement of Expenses. Alternatively, the Indemnitee, at the Indemnitee's option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association. The Indemnitee shall commence such proceeding seeking an adjudication or an award in arbitration within 180 days following the date on which the Indemnitee first has the right to commence such proceeding pursuant to this Section. The Company shall not oppose the Indemnitee's right to seek any such adjudication or award in arbitration.

     7.3 De Novo Review. In the event that a determination shall have been made pursuant to Article V of this Agreement that the Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration commenced pursuant to this Article VII shall be conducted in all respects as a de novo trial, or arbitration, on the merits and the Indemnitee shall not be prejudiced by reason of that adverse determination or by reason of the absence of a determination pursuant to Article V. In any such proceeding or arbitration, the Company shall have the burden of proving that the Indemnitee is not entitled to indemnification or advancement of Expenses, as the case may be.

     7.4 Company Bound. If a determination shall have been made or deemed to have been made pursuant to Article V of this Agreement that the Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration absent (i) a misstatement by the Indemnitee of a material fact, or an omission of a material fact necessary to make the Indemnitee's statement not materially misleading, in connection with the request for indemnification or (ii) a prohibition of such indemnification under applicable law.

     7.5 Procedures Valid. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Article VII that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement.

     7.6 Expenses of Adjudication. In the event that the Indemnitee, pursuant to this Article VII, seeks a judicial adjudication of, or an award in arbitration to enforce the Indemnitee's rights under, or to recover damages for breach of, this Agreement, the Indemnitee shall be entitled to recover from the Company, and shall be indemnified by the Company against, any and all expenses (of the types described in the definition of Expenses in Section 1.4 of this Agreement) actually and reasonably incurred by the Indemnitee in such adjudication or arbitration, but only if the Indemnitee prevails therein. If it shall be determined in such adjudication or arbitration that the Indemnitee is entitled to receive part, but not all of the indemnification or advancement of expenses sought, the expenses incurred by the Indemnitee in connection with such adjudication or arbitration shall be appropriately prorated.

             ARTICLE VIII - NON-EXCLUSIVITY, INSURANCE, SUBROGATION

     8.1 Non-Exclusivity. The rights of indemnification and to receive advancement of Expenses as provided by this Agreement shall not be deemed exclusive of any other rights to which the Indemnitee may at any time be entitled under applicable law, the Certificate of Incorporation or By-Laws of the Company, any agreement, a vote of shareholders or a resolution of directors, or otherwise. No amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to the Indemnitee with respect to any action taken or omitted by the Indemnitee as a director of the Company prior to such amendment, alteration, rescission or replacement.

     8.2 Insurance. The Company may maintain an insurance policy or policies against liability arising out of this Agreement or otherwise.

     8.3 Subrogation. In the event of any payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

     8.4 No Duplicative Payment. The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that the Indemnitee has otherwise actually unconditionally received such payment under any insurance policy, contract, agreement or otherwise.

                        ARTICLE IX - GENERAL PROVISIONS

     9.1 Binding Effect. This Agreement shall be binding upon the Company and its successors and assigns, shall inure to the benefit of the Indemnitee and the Indemnitee's heirs, executors and administrators and shall continue in effect regardless of whether the Indemnitee continues to serve as a Director of the Company.

     9.2 Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever:

          a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and

          (b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

     9.3 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement.

     9.4 Headings. The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.

     9.5 Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     9.6 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (i) delivered by hand, or (ii) mailed by certified or registered mail with postage prepaid, on the third business day after the day on which it is so mailed:

               If to the Indemnitee:

                         John L. Wehle, Jr.
                         2171 Scottsville Road
                         Scottsville, New York 14546

               If to the Company:

                         Attn: The President
                         445 St. Paul Street
                         Rochester, New York 14605

or to such other address as may have been furnished to the Indemnitee by the Company or to the Company by the Indemnitee, as the case may be.

     9.7 Governing Law. The parties agree that this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New York without application of the conflict of laws principles thereof.

     9.8 Entire Agreement. This Agreement constitutes the entire agreement and understanding between the parties hereto in reference to all the matters herein agreed upon. This Agreement replaces all prior indemnification agreements or understandings of the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

                         Company:

                         Genesee Corporation

                         By: /s/Robert N. Latella
                              Name: Robert N. Latella
                              Title: Executive Vice President and
                                     Chief Operating Officer

                         Indemnitee

                              /s/John L. Wehle, Jr.
                              John L. Wehle, Jr.

                                   EXHIBIT 22

                                  Subsidiaries

                         Names                            State of Incorporation
               The Genesee Brewing Company, Inc.                 New York
               Genesee Ventures, Inc.                            New York
               Ontario Foods, Incorporated                       New York