Form 10-Q
period 1995-10-28
GENESEE CORP
filed 1995-12-08
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.
                                      FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended OCTOBER 28, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

                                Commission File Number 0 - 1653

                                    GENESEE CORPORATION

             (Exact name of registrant as specified in its charter)

STATE OF NEW YORK                                            16-0445920
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

445 St. Paul Street, Rochester, New York                        14605
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (716) 546-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                  Number of Shares
                      Class                         Outstanding

            Class A Common Stock (voting),            209,885
              par value $.50 per share
            Class B Common Stock (non-voting),       1,406,273
              par value $.50 per share

               GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      October 28, 1995 and April 30, 1995


                                                                         UNAUDITED           AUDITED
(Dollars in Thousands)                                               October 28, 1995    April 30, 1995
ASSETS
   Current assets:
     Cash and cash equivalents                                        $   2,225            $ 10,422
     Marketable securities available for sale, at market                 38,450              34,300
     Trade accounts receivable, less allowance for doubtful accounts
       of $578 at October 28, 1995; $565 at April 30, 1995               10,460              11,067
     Inventories, at lower of cost (FIFO) or market;
       Finished goods                                                     3,778               3,933
       In process                                                         1,326               1,190
       Raw materials                                                      7,998               8,493
          Total Inventories                                              13,102              13,616
     Deferred income tax assets - current                                 1,783               1,680
     Real estate mortgage receivable - current                              -                 5,807
     Other current assets                                                 2,784               1,460
          Total current assets                                           68,804              78,352

   Property, plant and equipment, at cost                               123,084             119,444
     Less accumulated depreciation                                       93,483              91,053
       Net property, plant and equipment                                 29,601              28,391

   Investment in and notes receivable from unconsolidated real estate     8,528               4,305
   investments
   Investment in:
       Direct financing leases                                            3,821               3,511
       Leveraged leases                                                  18,940              19,646
          Total investments in leases                                    22,761              23,157
   Deferred income tax assets - long term                                12,089              12,539
   Other non current assets                                               2,377               1,955
          Total assets                                                 $144,160            $148,699


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current installments of long term debt of consolidated real
     estate partnerships                                               $    -             $  4,038
     Accounts payable                                                     8,820              9,278
     Accrued expenses and other liabilities                               5,330              5,986
     Federal and state income and excise taxes payable                      768                742
     Federal and state beer taxes                                         1,749              2,226
     Deferred income taxes - current                                        835                828
     Accrued postretirement benefits - current                              582                582
       Total current liabilities                                         18,084             23,680

   Deferred income taxes - long term                                     19,091             18,635
   Accrued postretirement benefits - long term                           15,698             15,698
   Other liabilities                                                        443                308
       Total liabilities                                                 53,316             58,321

   Minority interests in consolidated subsidiaries                        1,392              1,428
   Shareholders' equity:
     Common stock Class A                                                   105                105
     Common stock Class B                                                   753                753
     Additional paid-in capital                                           5,839              5,882
     Retained earnings                                                   85,895             86,870
     Unrealized gain / (loss) on marketable securities, net of              395               (652)
     income taxes
     Less treasury stock                                                  3,535              4,008
        Total shareholders' equity                                       89,452             88,950

        Total liabilities and shareholders' equity                     $144,160           $148,699

     See accompanying notes to consolidated financial statements.

                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                 Thirteen Weeks Ended October 28, 1995 and October 29, 1994

(Dollars in Thousands,
Except Per Share Data)                                                     UNAUDITED
                                                                      1995           1994
Revenues                                                                $46,210        41,660
 Less:
   Federal and state beer taxes                                           9,925         9,100
   Sales returns and allowances                                             959           889
                                                                         10,884         9,982

Net revenues                                                             35,326        31,678

  Cost of sales                                                          27,778        22,301

Gross profit                                                              7,548         9,377

  Selling, general and administrative expenses                            8,521         8,037

Operating income / (loss)                                                  (973)        1,340

  Investment income                                                         780           763
  Other income / (expense), net                                              82           (16)
  Gain on sale of interest in real estate partnership                       -           1,670
  Interest of minority partners in earnings of
    consolidated subsidiaries                                              (193)         (114)


Earnings / (loss) before income taxes and cumulative
  effect of change in accounting principle                                 (304)        3,643

  Income taxes                                                             (122)        1,445

Net earnings / (loss) - ($.11) per share
  in 1995, $1.37 in 1994                                                   (182)        2,198

Retained earnings at beginning of period                                 87,209        85,240

     Less:  Dividends - $.70 per share in 1995
            and $.60 per share in 1994                                    1,132           961

Retained earnings at end of period                                      $85,895       $86,477

See accompanying notes to consolidated financial statements.

                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                    Twenty Six Weeks Ended October 28, 1995 and October 29, 1994

(Dollars in Thousands,
Except Per Share Data)                                                    UNAUDITED
                                                                     1995           1994
Revenues                                                               $ 97,351        89,684
 Less:
   Federal and state beer taxes                                          21,834        20,329
   Sales returns and allowances                                           1,828         1,606
                                                                         23,662        21,935

Net revenues                                                             73,689        67,749

 Cost of sales                                                           56,974        48,513

Gross profit                                                             16,715        19,236

 Selling, general and administrative expenses                            16,879        15,759

Operating income / (loss)                                                  (164)        3,477

  Investment income                                                       1,602         1,583
  Other income / (expense), net                                              75          (159)
  Gain on sale of interest in real estate partnership                       -           1,670
  Interest of minority partners in earnings of
    consolidated subsidiaries                                              (315)         (321)

Earnings before income taxes and cumulative
  effect of change in accounting principle                                1,198         6,250

  Income taxes                                                              479         2,476

Net earnings before cumulative effect
  of change in accounting principle                                         719         3,774

 Cumulative effect to May 1, 1994 of change in
   accounting for investments in debt and equity securities                 -             760

Net earnings - $.45 per share
  in 1995, $2.83 in 1994                                                    719         4,534

Retained earnings at beginning of period                                 86,869        83,385

  Less: Dividends - $1.05 per share in 1995
    and $.90 per share in 1994                                            1,693         1,442

Retained earnings at end of period                                      $85,895       $86,477

See accompanying notes to consolidated financial statements.

                                 GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Twenty-Six Weeks Ended October 28, 1995 and October 29, 1994


                                                                                                 UNAUDTIED
(Dollars in Thousands)
                                                                                              1995           1994
Cash flows from operating activities:
  Net Income                                                                                    $  719         4,534
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting principle                                           -            (760)
     Depreciation                                                                                2,430         2,635
     Other                                                                                         326        (1,348)
  Changes in non-cash assets and liabilities:
     Trade accounts receivable                                                                     594         2,508
     Inventories                                                                                   514          (191)
     Deferred income tax assets                                                                    347           552
     Other assets                                                                               (1,746)         (540)
     Accounts payable                                                                             (458)       (1,354)
     Accrued expenses and other liabilities                                                       (656)          503
     Income taxes payable                                                                           26         1,291
     Federal and state beer taxes                                                                 (477)         (583)
     Deferred income tax liabilities                                                              (234)         (265)
     Accrued postretirement benefits                                                               -             539
     Other liabilities                                                                             135           238
               Net cash provided by operating activities                                         1,520         7,759

Cash flows from investing activities:
  Capital expenditures                                                                          (3,640)       (1,399)
  Proceeds from sale of property, plant, and equipment                                             -          10,948
  Sale of marketable securities                                                                  3,058         1,997
  Purchases of marketable securities                                                            (5,463)       (9,845)
  Investments in and advances to unconsolidated real estate investments, net of distributions   (4,223)           97
  Net investment in direct financing and leveraged leases                                          396          (181)
  Repayment of real estate mortgage receivable                                                   5,807           193
  Withdrawals by minority interest                                                                (351)         (381)
               Net cash (used in) provided by investing activities                              (4,416)        1,429

Cash flows from financing activities:
  Principal payments on long term debt of consolidated real estate partnerships                 (4,038)       (5,771)
  Dividends paid                                                                                (1,693)       (1,442)
  Net proceeds from treasury stock transactions                                                    430            14
               Net cash (used in) provided by financing activities                              (5,301)       (7,199)

Net increase / (decrease) in cash and cash equivalents                                          (8,197)        1,989

Cash and cash equivalents at beginning of period                                                10,422         7,159

Cash and cash equivalents at end of period                                                     $ 2,225         9,148

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Income taxes                                                                                    $151           844
  Interest paid on consolidated real estate investment mortgage debt                              $ 76           400

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (A) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,608,726 for the thirteen week period ended October 28, 1995 and 1,601,841 for the thirteen week period ended October 29, 1994. The weighted average number of Class A and Class B shares outstanding used in the computationof net earnings per share is 1,605,576 for the twenty six weeks ended October 28, 1995 and 1,601,662 for the twenty six weeks ended October 29, 1994.

NOTE (B) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at April 30, 1995 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year.

NOTE (C) In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented.

                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of 13 weeks ended October 28, 1995 to 13 weeks ended October 29, 1994

Consolidated net revenues for the 13 weeks ended October 28, 1995 were $35.3 million, an increase of $3.6 million over the consolidated net revenues reported for the same period last year. The higher revenues were the result of increased malt beverage, iced tea mix and side dish sales.

On a consolidated basis, the Corporation reported a $973,000 operating loss for the second quarter compared to an operating profit of $1.3 million for the same period last year. This year's second quarter loss is attributable to a substantial increase in the cost of aluminum cans and to planned increases in Genesee Brewing Company's sales and marketing expenditures.

As a result of lower operating earnings, the Corporation reported a consolidated net loss of $182,000, or ($.11) per share in the second quarter this year, compared to net earnings of $2.2 million, or $1.37 per share, for the same period last year. Last year's net income included a $1.7 million pre-tax gain on the sale of a real estate investment.

Individually, the Corporation's subsidiaries performed as follows:

Genesee Brewing Company

Genesee Brewing Company's net sales in the second quarter were $28.7 million, an increase of $2.2 million or 8.3% from last year's net sales of $26.5 million. Barrel volume increased 8.2% in the second quarter this year. The increase in net sales and barrel sales for Genesee Brewing Company was the result of continued growth in the sales of value-priced 30 and 36 can "multi-paks" and JW Dundee's Honey Brown Lager.

The growth in multi-pak sales nearly offset the volume decline in Genesee Brewing Company's more established "core" brands. In recent years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new brands and "niche" products targeted at specific consumer markets. In response to the growth opportunities in the craft beer segment, Genesee Brewing Company recently formed the HighFalls Brewing Company division which is now the umbrella entity for all of Genesee Brewing Company's craft brand sales efforts. The HighFalls brands (which include JW Dundee's Honey Brown Lager and the Michael Shea's family of brands) have increased their penetration in Genesee Brewing Company's traditional markets and have expanded distribution into new markets such as Texas and Nebraska. As result, HighFalls volume was up in the second quarter this year compared to the same period last year.

                                GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite higher barrel sales, Genesee Brewing Company's gross profit declined to $6.0 million or 20.9% of net sales in the second quarter fiscal 1996, compared to $8.0 million or 31.2% of net sales, in the second quarter of fiscal 1995. The effect of increased barrel volume was offset by an unfavorable shift in package mix away from higher margin returnable, refillable packages and into lower margin, value-priced multi-paks. However, the decrease in gross profit was primarily the result of a substantial increase in the cost of aluminum cans that went into effect January 1, 1995 and has adversely affected all domestic brewing companies that use aluminum cans. The can cost increase accounted for approximately $1.4 million of the decline in Genesee Brewing Company's gross profit in the second quarter this year. In addition, the second quarter last year included a $220,000 refund of federal excise tax on beer shipments, which is not expected in fiscal 1996 due to the increase in barrel sales.

Genesee Brewing Company's selling, general and administrative expense increased by $900,000 in the second quarter of fiscal 1996 compared to the same period last year. The increase reflects planned increases in sales and marketing expenditures primarily to support the HighFalls brands.

The aluminum can cost increase and the higher sales and marketing expenditures resulted in a second quarter operating loss of $1.8 million for Genesee Brewing Company compared to an operating profit of $1.1 million reported in the second quarter last year. However, during the fourth quarter of calendar year 1995, aluminum prices have been declining. As a result, Genesee Brewing Company was able to negotiate a new aluminum can supply contract which is expected to reduce aluminum can costs by at least $1 million in calendar year 1996.

During the second quarter of fiscal 1996, the Genesee Brewing Company began production on a contract to brew and package malt beverage products for the Boston Beer Company under the Samuel Adams Boston Lager label. The initial volumes were small, but production is expected to gradually grow and include additional Samuel Adams brands and packages. Production for Boston Beer Company will allow Genesee Brewing Company to make greater utilization of its existing plant capacity.

Ontario Foods

Net sales for Ontario Foods were $6.1 million in the second quarter of fiscal 1996, compared to $4.6 million for the second quarter last year. The sales increase is attributable to continued growth in side dish sales, higher sales of iced tea mix and the addition of the private label product lines acquired from a New Jersey food processing company in the third quarter of fiscal 1995.

Due to the increased sales and favorable sales mix, Ontario Foods reported second quarter operating income of $489,000, compared to $167,000 reported last year.

                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Genesee Ventures

Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $553,000 for the second quarter of fiscal 1996, compared to $475,000 for the second quarter of fiscal 1995. The higher operating income was primarily due to favorable lease residual experience.

Comparison of 26 weeks ended October 28, 1995 to 26 weeks ended October 29, 1994

Consolidated net revenues for the 26 weeks ended October 28, 1995 were $73.7 million, an increase of $6.0 million over the consolidated net revenues reported for the same period last year. The higher revenues were the result of increased malt beverage, iced tea mix and side dish sales.

On a consolidated basis, the Corporation reported a $164,000 operating loss for the first half compared to an operating profit of $3.5 million for the same period last year. This year's first half loss is attributable to a substantial increase in the cost of aluminum cans and to planned increases in Genesee Brewing Company's sales and marketing expenditures.

As a result of lower operating earnings, the Corporation reported consolidated net earnings of $719,000, or $.45 per share in the first half this year, compared to net earnings of $4.5 million, or $2.83 per share, for the same period last year. Last year's net income included a $1.7 million pre-tax gain on the sale of a real estate investment and a $760,000 after-tax benefit from a change in accounting treatment for debt and equity securities required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Individually, the Corporation's subsidiaries performed as follows:

Genesee Brewing Company

Genesee Brewing Company's net sales in the first half were $62.7 million, an increase of $5.1 million or 8.9% from last year's net sales of $57.6 million. Barrel volume increased 7.2% in the first half this year. The increase in net sales and barrel sales for Genesee Brewing Company was the result of continued growth in the sales of value-priced 30 and 36 can "multi-paks" and JW Dundee's Honey Brown Lager.

                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The growth in multi-pak sales nearly offset the volume decline in Genesee Brewing Company's more established "core" brands. In recent years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new brands and "niche" products targeted at specific consumer markets. In response to the growth opportunities in the craft beer segment, Genesee Brewing Company recently formed the HighFalls Brewing Company division which is now the umbrella entity for all of Genesee Brewing Company's craft brand sales efforts. The HighFalls brands (which include JW Dundee's Honey Brown Lager and the Michael Shea's family of brands) have increased their penetration in Genesee Brewing Company's traditional markets and have expanded distribution into new markets such as Texas and Nebraska. As result, HighFalls volume was up in the first six months this year compared to the same period last year.

Despite higher barrel sales, Genesee Brewing Company's gross profit was $14.5 million or 23.1% of net sales in the first half of fiscal 1996, compared to $17.0 million or 29.5% of net sales in the first half of fiscal 1995. The effect of increased barrel volume was offset by an unfavorable shift in package mix away from higher margin returnable, refillable packages and into lower margin, value- priced multi-paks. However, the decrease in gross profit was primarily the result of a substantial increase in the cost of aluminum cans that went into effect January 1, 1995 and has adversely affected all domestic brewing companies that use aluminum cans. The can cost increase accounted for approximately $3.0 million of the decline in Genesee Brewing Company's gross profit in the first half this year. In addition, the first half of last year included a $220,000 refund of federal excise tax on beer shipments, which is not expected in fiscal 1996 due to the increase in barrel sales.

Genesee Brewing Company's selling, general and administrative expense increased by $1.2 million in the first half of fiscal 1996 compared to the same period last year. The increase reflects the planned increases in sales and marketing expenditures primarily to support the HighFalls brands.

The aluminum can cost increase and the higher sales and marketing expenditures resulted in a first half operating loss of $1.1 million for Genesee Brewing Company compared to an operating profit of $2.7 million reported in the first half last year. However, during the fourth quarter of calendar year 1995, aluminum prices have been declining. As a result, Genesee Brewing Company was able to negotiate a new aluminum can supply contract which is expected to reduce aluminum can costs by at least $1 million in calendar year 1996.

During the second quarter of fiscal 1996, the Genesee Brewing Company began production on a contract to brew and package malt beverage products for the Boston Beer Company under the Samuel Adams Boston Lager label. The initial volumes were small, but production is expected to gradually grow to include additional Samuel Adams brands and packages. Production for Boston Beer Company will allow Genesee Brewing Company to make greater utilization of its existing plant capacity.

                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ontario Foods

Net sales for Ontario Foods were $9.9 million in the first half of fiscal 1996, compared to $8.2 million for the first half last year. The sales increase is attributable to continued growth in side dish sales, higher sales of iced tea mix and the addition of the private label product lines acquired from a New Jersey food processing company in the third quarter of fiscal 1995.

Due to the increased sales and favorable sales mix, Ontario Foods reported first half operating income of $316,000, compared to $96,000 reported last year.

Genesee Ventures

Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $947,000 for the first half of fiscal 1996, compared to $1.2 million for the first half of fiscal 1995. Last year's operating income included income from Genesee Venture's interest in a Columbus, Ohio apartment project that was sold in August 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities totaled $40.7 million on October 28, 1995, compared to $44.7 million at April 30, 1995. The lower balances were primarily the result of the decreased profitability of Genesee Brewing Company due to the aluminum can increase, capital spending for major modifications to one of Genesee Brewing Company's bottling lines, and the use of funds in August 1995 to acquire a 50% interest in a 125 unit apartment complex located in a suburb of Rochester, New York.

Trade receivables at October 28, 1995 were approximately $600,000 lower than the balances reported at April 30, 1995. The peak selling season for Genesee Brewing Company is typically April through August. Genesee Brewing Company's receivables are traditionally higher at fiscal year end and throughout the summer months.

Inventories at October 28, 1995 were approximately $514,000 lower than the balances reported at April 30, 1995. Ontario Foods typically purchases sugar during the winter months to take advantage of lower material prices for spring and summer production of iced tea and drink mixes. Ontario Foods' sugar inventories therefore decline throughout the summer months and are at a low point in the third fiscal quarter.

                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 12, 1995 the Corporation received payment in full on the $5.8 million mortgage receivable shown on the Corporation's consolidated balance sheet at April 30, 1995. Simultaneously, the Corporation paid off underlying mortgages and term notes payable having a combined principal balance of approximately $4.0 million at April 30, 1995. The mortgage receivable and notes payable relate to the November 1990 sale of the Hamburg, New York manufactured home park owned by a partnership in which the Corporation had a 50% (and later a 95%) interest.

Other current assets at October 28, 1995 increased due to the timing of purchases of point-of-sale and re-sale promotional merchandise. The point-of-sale items are typically purchased in the first half of the fiscal year and sold to distributors over the remainder of the fiscal year, with balances being depleted by year end. Due to the increase in the number of malt beverage products, expansion into new markets, and to a newly established consumer fulfillment program, re-sale merchandise balances were somewhat higher than they had been in the past.

During fiscal 1995, Genesee Brewing Company initiated a plan to make major modifications to one of it's bottling lines. These modifications include installation of rotary labelers which will enhance Genesee Brewing Company's ability to offer upscale packaging as part of it's efforts to capitalize on the trend towards specialty brews. This capital project is nearing completion and will be in service for the third quarter of fiscal 1996. At the end of the second quarter of fiscal 1996, $2.9 million had been spent on this project.

Current liabilities at October 28, 1995 were down $5.6 million from fiscal year end. This decrease was primarily attributable to paying off the underlying mortgages and term notes payable as mentioned above.

The Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ( SFAS #115) effective May 1, 1994. In expanding the use of fair value accounting, the Corporation has classified its entire investment portfolio as "available for sale". Securities available for sale are reported at fair value, with unrealized gains and losses credited or charged, net of income tax,, directly to stockholders' equity. The fair value of the Corporation's marketable securities available for sale increased by approximately $1.0 million, net of income tax, since April 30, 1995 due to the overall strength of financial markets over that period.

                              GENESEE CORPORATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In September 1992, Myrtha Herandez, doing business as Upstate Returns, commenced a lawsuit in U.S. District Court of the Western District of New York against Genesee Brewing Company and beer distributors and soft drink bottlers in Rochester, New York. The lawsuit alleged that Genesee Brewing Company conspired with the other defendants in violation of federal and state antitrust statutes to prohibit and restrain the plaintiff from entering the beverage container recycling business. The complaint sought compensatory damages of $1,000,000, trebling thereof under applicable antitrust statutes, punitive damages of $15,000,000, attorneys fees, costs, and disbursements. In response to motions by Genesee Brewing Company and the other defendants, the District Court dismissed all causes of action against Genesee Brewing Company and all other defendants on May 2, 1995. On July 12, 1995, the Second Circuit Court of Appeals rejected the plaintiff's notice of appeal and the case was terminated on August 11, 1995 when the plaintiff failed to apply to reinstate the appeal within thirty days.

Item 4.   Submission of Matters to Vote of Security Holders

The Corporation's annual meeting of Class A shareholders was held on October 19, 1995. At the annual meeting, shareholders elected William A. Buckingham, Samuel
T. Hubbard, Jr., Robert N. Latella, and John D. Reifenrath to serve as directors until the annual meeting of shareholders in 1998. The terms of office of Stephen B. Ashley, Thomas E. Clement, Gary C. Geminn, William J. Hoot, Richard
P. Miller, Jr., John L. Wehle, Jr., and Charles S. Wehle continued after the annual meeting of sharehoLders.

At the annual meeting, Class A shareholders also approved by a vote of 155,396 Shares for and 9,614 shares against, a proposal to amend the Genesee Corporation 1992 Stock Plan, which proposal had previously been adopted by the Corporation's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  No exhibits are being filed with this report.
     (b) The Corporation did not file any reports on Form 8-K during the quarter for which this report is filed.

                              GENESEE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENESEE CORPORATION




Date:     12/8/95                            / s / Robert N. Latella

                                             Robert N. Latella
                                             Executive Vice President
                                             and Chief Operating Officer




Date:     12/8/95                            / s / Edward J. Rompala

                                             Edward J. Rompala
                                             Vice President and Treasurer