Form 10-Q
period 1996-01-27
GENESEE CORP
filed 1996-03-08
CIK 40934

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended    JANUARY 27, 1996
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to

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


As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                        Number of Shares
                        Class                             Outstanding


        Class A Common Stock (voting),                      209,885
          par value $.50 per share


        Class B Common Stock (non-voting),                1,406,466
          par value $.50 per share

               GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      January 27, 1996 and April 30, 1995


                                                                         UNAUDITED           AUDITED
(Dollars in Thousands)                                               January 27, 1996    April 30, 1995
ASSETS
   Current assets:
     Cash and cash equivalents                                        $   2,820              10,422
     Marketable securities available for sale, at market                 36,816              34,300
     Trade accounts receivable, less allowance for doubtful accounts
       of $585 at January 27, 1995; $565 at April 30, 1995                8,828              11,067
     Inventories, at lower of cost (FIFO) or market;
       Finished goods                                                     3,311               3,933
       In process                                                         1,480               1,190
       Raw materials                                                      7,136               8,493
          Total inventories                                              11,927              13,616
     Deferred income tax assets - current                                 1,783               1,680
     Real estate mortgage receivable - current                              -                 5,807
     Other current assets                                                 1,892               1,460
          Total current assets                                           64,066              78,352

   Property, plant and equipment, at cost                               124,306             119,444
     Less accumulated depreciation                                       94,401              91,053
       Net property, plant and equipment                                 29,905              28,391

   Investment in and notes receivable from unconsolidated real
      real estate investments                                             8,469               4,305
   Investment in:
       Direct financing leases                                            3,713               3,511
       Leveraged leases                                                  23,022              19,646
          Total investments in leases                                    26,735              23,157
   Deferred income tax assets - long term                                12,105              12,539
   Other non current assets                                               2,189               1,955
          Total assets                                                 $143,469             148,699


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current installments of long term debt of consolidated real
     estate partnerships                                               $    -                4,038
     Accounts payable                                                     8,488              9,278
     Accrued expenses and other liabilities                               4,778              5,986
     Federal and state income and excise taxes payable                      296                742
     Federal and state beer taxes                                         1,338              2,226
     Deferred income taxes - current                                        835                828
     Accrued postretirement benefits - current                              582                582
       Total current liabilities                                         16,317             23,680

   Deferred income taxes - long term                                     19,479             18,635
   Accrued postretirement benefits - long term                           15,698             15,698
   Other liabilities                                                        428                308
       Total liabilities                                                 51,922             58,321

   Minority interests in consolidated subsidiaries                        1,477              1,428
   Shareholders' equity:
     Common stock Class A                                                   105                105
     Common stock Class B                                                   753                753
     Additional paid-in capital                                           5,839              5,882
     Retained earnings                                                   85,954             86,870
     Unrealized gain / (loss) on marketable securities, net of              954               (652)
     income taxes
     Less treasury stock, at cost                                         3,535              4,008
        Total shareholders' equity                                       90,070             88,950

        Total liabilities and shareholders' equity                     $143,469            148,699

     See accompanying notes to consolidated financial statements.

                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                 Thirteen Weeks Ended January 27, 1996 and January 28, 1995

(Dollars in Thousands,
Except Per Share Data)                                                         UNAUDITED
                                                                           1996          1995
Revenues                                                                $42,320        41,464
 Less:
   Federal and state beer taxes                                           8,990         8,867
   Sales returns and allowances                                             962           813
                                                                          9,952         9,680

Net revenues                                                             32,368        31,784

  Cost of sales                                                          25,638        22,947

Gross profit                                                              6,730         8,837

  Selling, general and administrative expenses                            7,486         7,092

Operating income / (loss)                                                  (756)        1,745

  Investment income                                                         959           837
  Other income / (expense), net                                              99           (34)
  Interest of minority partners in earnings of
    consolidated subsidiaries                                              (204)         (162)

Earnings before income taxes                                                 98         2,386

  Income taxes                                                               39           942

Net earnings - $.04 per share
  in 1996, $.90 in 1995                                                      59         1,444

Retained earnings at beginning of period                                 85,895        86,477


Retained earnings at end of period                                      $85,954        87,921

See accompanying notes to consolidated financial statements.

                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                    Thirty-Nine Weeks Ended January 27, 1996 and January 28, 1995

(Dollars in Thousands,
Except Per Share Data)                                                         UNAUDITED
                                                                           1996          1995
Revenues                                                              $ 139,671       131,148
 Less:
   Federal and state beer taxes                                          30,824        29,196
   Sales returns and allowances                                           2,790         2,419
                                                                         33,614        31,615

Net revenues                                                            106,057        99,533

 Cost of sales                                                           82,612        71,460

Gross profit                                                             23,445        28,073

 Selling, general and administrative expenses                            24,366        22,850

Operating income / (loss)                                                  (921)        5,223

  Investment income                                                       2,561         2,420
  Other income / (expense), net                                             175          (194)
  Gain on sale of interest in real estate partnership                        -          1,670
  Interest of minority partners in earnings of
    consolidated subsidiaries                                              (519)         (483)

Earnings before income taxes and cumulative
  effect of change in accounting principle                                1,296         8,636

  Income taxes                                                              518         3,418

Net earnings before cumulative effect of change
  in accounting principle - $.48 per share in
  1996 and $3.26 per share in 1995                                          778         5,218

 Cumulative effect to May 1, 1994 of change in accounting
   for investments in debt and equity securities                              -           760

Net earnings - $.48 per share
  in 1996, $3.73 in 1995                                                    778         5,978

Retained earnings at beginning of period                                 86,870        83,385

  Less: Dividends - $1.05 per share in 1996
    and $.90 per share in 1995                                            1,694         1,442

Retained earnings at end of period                                      $85,954        87,921

See accompanying notes to consolidated financial statements.

                                 GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Thirty-Nine Weeks Ended January 27, 1996 and January 28, 1995


                                                                                                      UNAUDTIED
(Dollars in Thousands)
                                                                                                  1996          1995
Cash flows from operating activities:
  Net Income                                                                                    $  778         5,978
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting principle                                           -            (760)
     Depreciation                                                                                3,348         3,835
     Other                                                                                         538        (1,187)
  Changes in non-cash assets and liabilities:
     Trade accounts receivable                                                                   2,219         2,253
     Inventories                                                                                 1,689        (3,107)
     Deferred income tax assets                                                                    331         1,444
     Other assets                                                                                 (666)         (912)
     Accounts payable                                                                             (790)         (348)
     Accrued expenses and other liabilities                                                     (1,208)        1,130
     Income taxes payable                                                                         (446)          809
     Federal and state beer taxes                                                                 (888)         (687)
     Deferred income tax liabilities                                                              (220)          255
     Accrued postretirement benefits                                                                -            603
     Other liabilities                                                                             120           238
               Net cash provided by operating activities                                         4,805         9,544

Cash flows from investing activities:
  Capital expenditures                                                                          (4,862)       (2,667)
  Proceeds from sale of property, plant, and equipment                                              -         10,947
  Sale of marketable securities                                                                  8,568         9,434
  Purchases of marketable securities                                                            (8,407)      (12,250)
  Investments in and advances to unconsolidated real estate investments, net of distributions   (4,164)          156
  Net investment in direct financing and leveraged leases                                       (3,578)       (1,327)
  Repayment of real estate mortgage receivable                                                   5,807           193
  Withdrawals by minority interest                                                                (470)         (476)
               Net cash (used in) provided by investing activities                              (7,106)        4,010

Cash flows from financing activities:
  Principal payments on long term debt of consolidated real estate partnerships                 (4,038)       (5,771)
  Dividends paid                                                                                (1,693)       (1,442)
  Net proceeds from treasury stock transactions                                                    430            14
               Net cash (used in) provided by financing activities                              (5,301)       (7,199)

Net increase / (decrease) in cash and cash equivalents                                          (7,602)        6,355

Cash and cash equivalents at beginning of period                                                10,422         7,159

Cash and cash equivalents at end of period                                                     $ 2,820        13,514

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at April 30, 1995 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC
          guidelines applicable to interim financial information.   These
          statements should be reviewed in conjunction with the annual report to shareholders for the year end April 30, 1995.

NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,616,250 for the thirteen week period ended January 27, 1996 and 1,602,021 for the thirteen week period ended January 28, 1995. The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,609,121 for the thirty nine weeks ended January 27, 1996 and 1,601,781 for the thirty nine weeks ended January 28, 1995.

                              GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of 13 weeks ended January 27, 1996 to 13 weeks ended January 28, 1995


Consolidated net revenues for the thirteen weeks ended January 27, 1996 were $32.4 million, an increase of $600,000 over the consolidated net revenues reported for the same period last year. The higher revenues were primarily the result of higher private label sales at Ontario Foods.

On a consolidated basis, the Corporation reported a $756,000 operating loss for the third quarter compared to an operating profit of $1.7 million for the same period last year. The unfavorable performance relative to last year is attributable to Genesee Brewing Company's $1.2 million operating loss in the third quarter this year which, in turn, is attributable primarily to a substantial increase in the cost of aluminum cans and slightly lower barrel sales.
 .
As a result of the operating loss, the Corporation reported consolidated net earnings of $59,000, or $.04 per share in the third quarter this year, compared to net earnings of $1.4 million, or $.90 per share, for the same period last year.

Genesee Brewing Company

Genesee Brewing Company's net sales in the third quarter were $26.5 million, down $301,000 from last year's third quarter net sales as the result of a 15,000 barrel decline in unit sales volume. The decrease in net sales and barrel sales for Genesee Brewing Company was partly due to a decline in sales of can packages sold overseas as part of Genesee Brewing Company's export sales efforts. Products sold outside the United States generally carry a lower profit margin due to high freight and handling costs. The increase in aluminum can costs adversely affected Genesee Brewing Company's willingness to be price competitive in these export markets. The lower sales volume is also attributable to generally poor sales during the 1995 holiday season this year compared to the prior year. The company believes its sales performance over this period mirrored the sales performance of all major domestic brewers during the same period.

Genesee Brewing Company's gross profit declined to $5.7 million or 21.4% of net sales in the third quarter of fiscal 1996, compared to $7.9 million or 29.3% of net sales in the third quarter of fiscal 1995. The decrease in gross profit was primarily the result of lower volume and the aluminum can cost increase that went into effect January 1, 1995. The aluminum can cost increase adversely affected all major domestic brewing companies in calendar year 1995 and accounted for approximately $525,000 of the decline in Genesee Brewing Company's gross profit in the third quarter of fiscal 1996. However, due to recent declines in aluminum prices, Genesee Brewing Company has been able to negotiate a new pricing formula with its aluminum can supplier that is expected to result in over $1 million of cost savings (relative to January 1, 1995 can prices) for calendar year 1996. The new pricing for aluminum cans did not become effective until January 1, 1996 and therefore had only a minor impact on Genesee Brewing Company's third quarter performance.

                              GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Genesee Brewing Company's selling, general and administrative expenses were up $428,000 in the third quarter of fiscal 1996 compared to the same period last year. The increase reflects planned increases in sales and marketing expenditures to support the company's HighFalls brands. Sales of HighFalls brands in the third quarter this year were up over 47,000 barrels compared to the same period last year.

The aluminum can cost increase, lower volume, and higher sales and marketing expenditures resulted in a third quarter operating loss of $1.2 million for Genesee Brewing Company compared to an operating profit of $1.4 million reported in the third quarter last year.

During the second quarter of fiscal 1996, Genesee Brewing Company began production under a contract to brew and package malt beverage products for
Boston Beer Company.   Genesee Brewing Company's third quarter sales include
approximately 15,000 barrels of produced for Boston Beer Company. Although initial volumes are small, production on this contract is expected to grow.


Ontario Foods

Net sales for Ontario Foods were $5.2 million in the third quarter of fiscal 1996, compared to $4.5 million for the third quarter last year. The sales increase is attributable to continued growth in side dish sales and higher sale of hot cocoa mix. Private label sales were up more than $1 million compared to the third quarter last year.

Although sales increased, Ontario Foods reported a third quarter operating loss of $40,000, compared to $12,000 of operating income reported in the third quarter last year. Ontario Foods' operating loss is attributable to an unfavorable shift in product mix during the quarter. In particular, a major contract customer moved production of its infant cereal product to its own production facility. This is typical of the contract manufacturing business in that contract customers often move volume back into their own plants once a product has attained general market acceptance and sufficient volume. Loss of the infant cereal volume (which carried a higher profit margin) accounted for approximately $100,000 of Ontario Foods' lower third quarter profitability. Ontario Foods is seeking other potential contract business to replace the lost infant cereal volume.

Genesee Ventures

Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $583,000 for the third quarter of fiscal 1996, compared to $487,000 for the third quarter of fiscal 1995. The higher operating income was primarily due to favorable equipment lease residual experience and to the revenue derived from higher than normal lease originations in December 1995.

                                GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Comparison of 39 weeks ended January 27, 1996 to 39 weeks ended January 28, 1995

Consolidated net revenues for the 39 weeks ended January 27, 1996 were $106.0 million, an increase of $6.5 million over the consolidated net revenues reported for the same period last year. The higher revenues were the result of higher sales by Genesee Brewing Company and Ontario Foods.

On a consolidated basis, the Corporation reported a $921,000 operating loss for the first three quarters compared to an operating profit of $5.2 million for the same period last year. This year's loss is attributable to a substantial increase in the cost of aluminum cans and to planned increases in Genesee Brewing Company's sales and marketing expenditures.

As a result of this operating loss, the Corporation reported consolidated net earnings of $778,000, or $.48 per share, for the first three quarters this year, compared to net earnings of $6.0 million, or $3.73 per share, for the same period last year. Last year's net income included a $1.7 million pre-tax gain on the sale of a real estate investment and a $760,000 after-tax benefit from a change in accounting treatment for debt and equity securities required by Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities.

Genesee Brewing Company

Genesee Brewing Company's net sales in the first three quarters were $89.3 million, an increase of $4.8 million or 5.7% from last year's net sales of $84.5 million. Volume increased by 53,000 barrels in the first three quarters this year compared to the prior year. The increase in net sales and barrel sales for Genesee Brewing Company was the result of continued growth in the sales of HighFalls brands and the popularity of the new, value-priced 30 and 36 can "multi-paks" Genesee Brewing Company introduced in February 1995.

The growth in HighFalls brands and multi-pak sales offset the volume decline in Genesee Brewing Company's more established "core" brands. In recent years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new brands and "niche" products targeted at specific consumer markets. In response to the growth opportunities in the specialty beer segment, Genesee Brewing Company recently formed the HighFalls Brewing Company division which is now the umbrella entity for all of Genesee Brewing Company's specialty brand sales
efforts.   The HighFalls brands (which include JW Dundee's Honey Brown Lager and the Michael Shea's family of brands) have increased their penetration in Genesee Brewing Company's traditional markets and have expanded distribution into new markets such as Arizona, Kansas, Texas and Nebraska. As a result, HighFalls volume increased 146,000 barrels in the first three quarters this year compared to the same period last year.

                              GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Despite higher barrel sales, Genesee Brewing Company's gross profit was $20.2 million or 22.6% of net sales in the first three quarters of fiscal 1996, compared to $24.9 million or 29.5% of net sales in the first three quarters of fiscal 1995. The effect of increased barrel volume was offset by an unfavorable shift in package mix away from higher margin returnable, refillable packages and into lower margin, value-priced multi-paks. However, the decrease in gross profit was primarily the result of a substantial increase in the cost of aluminum cans that went into effect January 1, 1995 and has adversely affected all domestic brewing companies that use aluminum cans. The can cost increase accounted for approximately $3.5 million of the decline in Genesee Brewing Company's gross profit in the first three quarters this year.

Genesee Brewing Company's selling, general and administrative expense increased by $1.7 million in the first three quarters of fiscal 1996 compared to the same period last year. The increase reflects the planned increases in sales and marketing expenditures primarily to support the HighFalls brands.

The aluminum can cost increase, shift in package mix, and the higher sales and marketing expenditures resulted in an operating loss of $2.3 million for Genesee Brewing Company for the first three quarters of fiscal 1996 compared to an operating profit of $4.1 million reported in the first three quarters last year.

In recent months, world aluminum prices have been declining. Based on these falling prices, Genesee Brewing Company negotiated a new pricing formula with its aluminum can supplier that is expected to result in over $1 million of cost savings (relative to January 1, 1995 can prices) for calendar year 1996. The new can costs did not become effective until January 1, 1996 and therefore had only a minor impact on Genesee Brewing Company's year to date performance through January 27, 1996.

During the second quarter of fiscal 1996, the Genesee Brewing Company began production under a contract to brew and package malt beverage products for the Boston Beer Company. The year to date volume for fiscal 1996 includes approximately 20,000 barrels of production under this contract. Although initial volumes are small, production is expected to grow. Production for Boston Beer Company will allow Genesee Brewing Company to make greater utilization of its existing plant capacity.

Ontario Foods

Net sales for Ontario Foods were $15.2 million in the first three quarters of fiscal 1996, compared to $12.7 million for the first three quarters last year. The sales increase is attributable to continued growth in side dish sales, higher sales of iced tea mix, soup, hot cocoa mix and the addition of the private label product lines acquired from a New Jersey food processing company in the third quarter of fiscal 1995.

                              GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Due to the increased sales, Ontario Foods reported operating income of $276,000 for the first three quarters of fiscal 1996, compared to operating income of $108,000 for the same period last year.

Genesee Ventures

Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $1.5 million for the first three quarters of fiscal 1996, compared to $1.8 million for the first three quarters of fiscal 1995. Last year's operating income included three months of operating income from Genesee Venture's majority interest in a Columbus, Ohio apartment project that was sold in August 1994. Year-to-date lease equipment revenues are up $150,000 compared to last year due to favorable lease residual experience.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities totaled $39.6 million at January 27, 1996, compared to $44.7 million at April 30, 1995. The lower balances were primarily due to the decreased profitability of Genesee Brewing Company as a result of the higher cost of aluminum cans, capital spending for major modifications to one of Genesee Brewing Company's bottling lines, the use of funds in August 1995 to acquire a 50% interest in a 125 unit apartment complex located in a suburb of Rochester, New York, and an increase in investments in the Corporation's equipment leasing portfolio.

Trade receivables at January 27, 1996 were approximately $2.2 million lower than the balances reported at April 30, 1995. The peak selling season for Genesee Brewing Company is typically April through August. Genesee Brewing Company's receivables are traditionally higher at fiscal year end and throughout the summer months.

Inventories at January 27, 1996 were approximately $1.7 million lower than the balances reported at April 30, 1995. Ontario Foods typically purchases sugar during the winter months to take advantage of lower material prices for spring and summer production of iced tea and drink mixes. Ontario Foods' sugar inventories therefore decline throughout the summer months and are at a low point in the third fiscal quarter.

On June 12, 1995 the Corporation received payment in full on the $5.8 million mortgage receivable shown on the Corporation's consolidated balance sheet at April 30, 1995. Simultaneously, the Corporation paid off underlying mortgages and term notes payable having a combined principal balance of approximately $4 million at April 30, 1995. The mortgage receivable and notes payable relate to the November 1990 sale of the Hamburg, New York manufactured home park owned by a partnership in which the Corporation had a 50% (and later a 95%) interest.

                              GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Investment in leveraged leases at January 27, 1996 increased approximately $3.4 million due to higher than normal lease originations in December 1995.

During fiscal 1995, Genesee Brewing Company initiated a plan to make major modifications to one of its bottling lines. These modifications included installation of state of the art packaging equipment and rotary labelers to enhance Genesee Brewing Company's packaging and labeling capability. This capital project was completed during the third quarter of fiscal 1996 and expenditures totaled nearly $4 million.

Current liabilities at January 27, 1996 were down $7.4 million from fiscal year end. This decrease was primarily attributable to paying off the underlying mortgages and term notes payable as mentioned above, a decrease in income taxes payable due to decreased profitability and a decrease in beer taxes resulting from the decline in barrel sales.

The Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ( SFAS #115) effective May 1, 1994. In expanding the use of fair value accounting, the Corporation has classified its entire investment portfolio as "available for sale". Securities available for sale are reported at fair value, with unrealized gains and losses credited or charged, net of income tax, directly to stockholders' equity. The fair value of the Corporation's marketable securities available for sale increased by approximately $1.6 million, net of income tax, since April 30, 1995 due to the overall strength of financial markets over that period.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)        No exhibits are being filed with this report.

    (b) The Corporation filed a report on Form 8-K on January 22, 1996 to report a change in the Corporation's independent accountants.

                              GENESEE CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GENESEE CORPORATION



Date:    3/8/96                                 / s /  Robert N. Latella
                                                Robert N. Latella
                                                Executive Vice President
                                                and Chief Operating Officer



Date:    3/8/96                                 / s /  Edward J. Rompala
                                                Edward J. Rompala
                                                Vice President and Treasurer