Form 10-K405
period 1996-04-30
GENESEE CORP
filed 1996-07-26
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K

 /X/ Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 (fee required)

/X/  For the fiscal year ended:  April 30, 1996
                                or
 Transition Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934 (no fee required)
    For the transition period from ______ to________

Commission File Number:   0-1653

                      GENESEE CORPORATION
      (Exact name of registrant as specified in its charter)

         NEW YORK                                           16-0445920
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

445. St. Paul Street, Rochester, New York                   14605
(Address of principal executive offices)                    (zip code)

Registrant's Telephone Number, including area code:         (716) 546-1030

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  Class B Common
                                                             Stock, par value
                                                             $.50 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 15, 1996 was approximately $2,597,188.

     The number of shares outstanding of each of the registrant's classes of common stock as of July 15, 1996 was:

                                                Number of Shares
            Class                                 Outstanding
        Class A Common Stock (voting)                209,885
         par value $.50 per share
        Class B Common Stock (non-voting)          1,407,342
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

     During the fiscal year ended April 30, 1996, Genesee Brewing Company sold approximately 1.9 million barrels of malt beverage products, an increase of 6% over the prior fiscal year. Sales generally are greater in the summer than in the winter months.

     Malt beverage products produced by Genesee Brewing Company are marketed under the following trademarks: Genesee Beer, Genesee Light Beer, Genesee Cream Ale, Genesee 12-Horse Ale, Genesee Bock Beer, Genesee NA, Genny Ice Beer and Genny Red Lager, Koch's Golden Anniversary Beer, Koch's Golden Anniversary Light Beer and Koch's Golden Anniversary Ice Beer. The Genesee and Koch's brands generate in excess of 80% of Genesee Brewing Company's sales volume.

      In fiscal 1996, Genesee Brewing Company established a new brewing division known as HighFalls Brewing Company to consolidate product development, sales and marketing of its rapidly growing line of craft brands. The HighFalls Brewing Company brands are marketed under the following trademarks: Michael Shea's Irish Amber, Michael Shea's Black & Tan, Michael Shea's Blonde Lager, JW Dundee's Honey Brown Lager and HighFalls India Pale Ale.

     In October, 1995, Genesee Brewing Company commenced production of Samuel Adams Boston Lager under a contract with Boston Beer Company. In fiscal 1996, Genesee Brewing Company produced approximately 50,000 barrels for Boston Beer Company.

       Genesee Brewing Company owns no patents, licenses, franchises or concessions, except for the trademarks identified above. These trademarks are a valuable source of product identity for Genesee Brewing Company brands.

     Except in Monroe County, New York, where Genesee Brewing Company sells its products directly to retailers, beer and ale are sold to approximately 250 independent wholesale distributors. Through this distribution system, malt beverages produced by Genesee Brewing Company are resold to retailers in twenty-eight states and the Canadian provinces of Ontario and Quebec. Sales to distributors located in New York, Pennsylvania and Ohio account for approximately 80% of Genesee Brewing Company's sales. Demand for the HighFalls Brewing Company craft brands caused Genesee Brewing Company to expand distribution of the HighFalls brands to Missouri, Texas and Nebraska in fiscal 1996. Genesee Brewing Company plans to expand distribution of the HighFalls brands to additional markets.

     Genesee Brewing Company's marketing organization consists of advertising, marketing, sales, graphics design, merchandising, sales administration and field sales personnel. These sales personnel work with the independent distributors to stimulate sales in each distributor's territory.

     The brewing industry in the United States is mature and highly competitive. Genesee Brewing Company's products compete with a growing number of national, regional, microbrewed, contract brewed and imported brands. Genesee
Brewing Company competes on the basis of advertising and/or pricing, depending on the competitive brand strategy and the particular market involved. The domestic brewing industry is dominated by four brewers whose brands accounted for approximately 90% of the beer and ale sold in the United States in 1995. As a result of the recent acquisition of G. Heileman Brewing Company by Stroh Brewing Company, Genesee Brewing Company's relative position in the industry in terms of annual barrel sales is now believed to be sixth.

     Overall consumption of malt beverage products in the United States has increased only slightly during the past ten years. Much of this growth in recent years has come from the growing popularity of microbrewery and craft brewed products which has spawned the small but rapidly growing craft beer segment. Craft beers are brewed using a variety of traditional and non-traditional ingredients and brewing recipes to create fuller flavored malt beverage products. These craft products are usually produced in small batches and do not have the broad appeal of the traditional American lager-style beers. However, they now represent approximately two percent of the malt beverage products consumed in the United States and the category grew by approximately fifty percent in calendar 1995.

     Genesee Brewing Company was an early entrant in the craft beer segment when it introduced Michael Shea's Irish Amber in 1992. Genesee Brewing Company's line of craft beers, now sold by its HighFalls Brewing Company division, has grown to include Michael Shea's Irish Amber, Michael Shea's Black & Tan, Michael Shea's Blonde Lager, JW Dundee's Honey Brown Lager and HighFalls India Pale Ale. The HighFalls craft brands now account for almost 20% of Genesee Brewing Company's overall barrel sales and represent a significant opportunity in this growing segment of the malt beverage market. As part of the Corporation's strategy to grow and strengthen its brewing business, HighFalls Brewing Company will continue to develop new brands to expand its line of craft products.

     Beer and ale products are produced from barley malt, hops and other agricultural ingredients. Genesee Brewing Company uses the Krausen process in the brewing of beer. This process produces natural carbonation by the addition of a small amount of beer in the early stages of fermentation to fermented beer at the beginning of the aging process. Variations in flavor, appearance and aroma are achieved by changing the proportions of the basic ingredients, modifying the malting and finishing processes, using different strains of yeast in the process of fermentation and altering the aging period.

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

     Genesee Brewing Company purchases all of its requirements for aluminum cans from a single supplier under an agreement which runs through December 31, 1998. Although the cost of aluminum cans increased significantly in fiscal 1996 as a result of a world-wide increase in the price of aluminum, Genesee Brewing Company did not experience any difficulty in obtaining sufficient supplies of aluminum cans. This supplier has multiple plants which are qualified to
produce for Genesee Brewing  Company.  If the  current   supplier  was  unable
to  supply   Genesee   Brewing   Company's requirements,  alternative  sources
for  aluminum  cans  might  not be  readily available.

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

     Genesee Brewing Company has an agreement to purchase virtually all of its requirements for barley malt from a single supplier. This agreement runs through December 1996 and can be renewed by Genesee Brewing Company for an additional one-year term. Alternative sources for barley malt are readily available, subject to the possibility of shortages which may affect the entire commercial malting industry.

     The price,  quality  and availability  of  agricultural  ingredients  used in the brewing process are affected by weather and other climatic conditions in the regions where these ingredients are grown. Wet conditions in key growing regions during the summer of 1995 adversely affected crop yields
and the  quality of barley.  Although Genesee   Brewing  Company did not
experience any difficulty in obtaining sufficient supplies of barley malt meeting its quality requirements, the cost of barley malt increased approximately ten percent in fiscal 1996 compared to fiscal 1995.

    Unfavorable weather conditions during the 1995 growing season produced poor yields in many corn-growing regions which resulted in higher prices. However, the availability and quality of corn products used in malt beverage production were not adversely affected.

     The price, quality and availability of agricultural ingredients for the remainder of fiscal 1997 should be determined by climatic conditions during the current growing season. To date, climatic conditions during the 1996 growing season have been generally favorable in most regions where agricultural ingredients used by Genesee Brewing Company are grown.

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

     Although Genesee Brewing Company has facilities for removing certain solid waste materials from effluent discharged by its Rochester, New York brewing plant, the effluent is discharged into the Rochester Pure Waters District sewage system for further treatment. An agreement with the Rochester Pure Waters District provides that Genesee Brewing Company will make annual surcharge payments to the District which will fluctuate with production levels and may vary according to effluent content. In fiscal 1996, a surcharge of approximately $319,000 was paid in addition to the normal sanitary and combined sewage charge for the year of approximately $524,000.

     Food  Business.  The Corporation's food business is conducted by its wholly
- -owned subsidiary, Ontario Foods, Incorporated ("Ontario Foods"). Ontario Foods produces a variety of dry and dehydrated food and beverage products, including soup mixes, side dishes, infant cereals, iced tea mixes, instant beverage mixes and hot cocoa. The products are produced by mixing and blending various dry ingredients and packaging these products in a variety of packaging configurations, including flexible pouches, cups, cartons , fiber and metal cans and bulk packaging in fiber drums and polyethylene lined cartons.

     Food and beverage products produced by Ontario Foods are sold to food store chains throughout the United States under as private label products under the label of the food store chain Ontario Foods' proprietary labels. Chain store private label products are a growing product category in the United States and represent the largest component of Ontario Foods' revenues.

     Ontario Foods' proprietary food and beverage products are marketed under the Thirst Quench'r, Taste of the Alps, Sadano's, Golden Kettle and Van Dutch trademarks. Except for these trademarks, Ontario Foods does not own any trademarks, patents, franchises or concessions which are material to its business.

     Ontario Foods also produces and packages dry food and beverage products under contract processing/packaging arrangements with major food companies. Contract processing/packaging agreements are typically short term in nature, terminating with the end of the particular production run. The blending and packaging of infant breakfast cereal accounted for a significant amount of Ontario Foods' contract processing/packaging business in fiscal 1996. This contract was terminated late in fiscal 1996 when the customer moved production of this successful product into its own facility.

     The food and beverage products produced by Ontario Foods utilize a variety of ingredients. Some of these ingredients are processed by Ontario Foods from a raw state while others have been pre-processed and are further processed by Ontario Foods to produce the finished product. Numerous sources of supply are available for the ingredients used in Ontario Food's products.
Packaging materials used by Ontario Foods are purchased from a variety of sources. Products produced under contract processing/packaging agreements typically utilize ingredients and packaging supplied by the customer.

     Ontario Foods' product mix varies on a seasonal basis. For example, iced tea and beverage mixes are produced in greater quantity in the summer months whereas dry soup mixes, side dishes and hot cocoa are typically produced in the fall and winter months.

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

     Other Businesses. The Corporation's equipment leasing business is conducted by a joint venture known as Cheyenne Leasing Company ("Cheyenne"), which is 85% owned by the Corporation's Genesee Ventures, Inc. ("Genesee Ventures") subsidiary. In the fiscal year ended April 30, 1996, Cheyenne financed leases involving equipment having an initial cost of approximately $26 million. Cheyenne's total lease portfolio as of April 30, 1996 included almost 300 leases representing an initial equipment cost of approximately $125 million.

     The Corporation's real estate investment activities are conducted by three subsidiaries of Genesee Ventures. One real estate investment is a minority interest in a Class A office building in Rochester, New York. The second is a fifty-percent interest in a multi-unit residential property located in a suburb of Syracuse, New York. The third real estate investment is a fifty-percent interest in a multi-unit residential property located in a suburb of Rochester, New York that was acquired in August 1995.


     Employees. As of April 30, 1996, the Corporation and its subsidiaries employed 703 people. Genesee Brewing Company employed 596 people, 396 of whom are represented by six separate unions whose collective bargaining agreements generally conform to those of the brewing industry. Employee relations with Genesee Brewing Company's employees have been good.

     As of April 30, 1996, Ontario Foods employed 104 people, none of whom are represented by a union. Employee relations with Ontario Foods' have been good.

Item 2. Properties

     Brewing Operations. Genesee Brewing Company's brewing, bottling, racking, storage, shipping, branch distribution, garage, office and maintenance facilities are situated in Rochester, New York on approximately 26 acres of land.

     The original brewing building in Rochester is approximately 100 years old and is of stone construction. A second brewhouse was built in 1980. Genesee Brewing Company's other buildings in

Rochester are of concrete block, steel or metal construction and have been constructed since 1932 except for certain warehouse and distribution facilities which are about 85 years old.


     Based on current product and package mix, these facilities give Genesee Brewing Company capacity for producing approximately 3,500,000 barrels of beer and ale per year. If demand were to warrant, Genesee Brewing Company could implement further phases of a planned brewing plant expansion which, based on current product and package mix, would achieve a total annual capacity of approximately 6,000,000 barrels.

     Production equipment is upgraded or added as needed and is comparable to that used in the industry. In fiscal 1996, Genesee Brewing Company completed a $4 million capital project to improve the flexibility and capability of two of its eight packaging lines. In May 1996, Genesee Brewing Company commenced work on a $2 million capital project to replace one of its two keg filling lines with a new keg filling line that will handle the Sankey-style tapping system that is becoming the standard configuration for draft dispensing systems. The new Sankey line will also require a substantial investment in new cooperage that Genesee Brewing Company expects to spread out over the next few years. These improvements will allow Genesee Brewing Company to package its products in every package type, size and configuration currently utilized in the domestic brewing industry.

     All of the properties described above are owned free and clear of any mortgages or other encumbrances. The Corporation considers the above properties and equipment to be in generally good condition and suitable for the conduct of its business.

     In June 1995, Genesee Brewing Company was notified that Consolidated Rail Corporation intends to abandon the track serving Genesee Brewing Company's facility within three years. Rail service is used to deliver grains used in brewing malt beverages and for shipment of some finished product. Other methods for delivery of brewing grains and shipment of finished product are available but may be more expensive.

     Genesee Brewing Company owns and operates a fleet of 17 delivery trucks and 11 tractors and 15 trailers used to transport beer to customers. Genesee Brewing Company also owns 75 automobiles used by salesmen and executives and 12 pick-up trucks and vans.

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

     Ontario Foods has production equipment for freeze drying, mixing and packaging of food products. Equipment is regularly maintained and upgraded and is comparable to that used in the industry.

     Other. The Corporation's Genesee Ventures subsidiary has interests in three real estate investments. Each real estate investment is owned by a separate subsidiary of Genesee Ventures in partnership with a real estate investment and management company.

     A subsidiary of Genesee Ventures has a ten percent interest in the limited partnership that owns a 14-story office building in Rochester, New York, construction of which was completed in September 1990. A second Genesee Ventures subsidiary owns a fifty percent interest in the limited partnership that owns a 408-unit apartment complex located in a suburb of Syracuse, New York. A third Genesee Ventures subsidiary owns a fifty-five percent interest in a limited liability company that in August 1995 acquired a 150-unit apartment complex located in a suburb of Rochester, New York.

Item 3. Legal  Proceedings

       In  September  1992,  Myrtha  Hernandez,  doing business as Upstate
Returns,  commenced a lawsuit in U.S. District Court for the Western   District
of New York against Genesee Brewing Company and beer distributors and soft drink bottlers in Rochester, New York. The lawsuit alleged that Genesee Brewing Company conspired with the other defendants in violation of federal and state antitrust statutes to prohibit and restrain the plaintiff from entering the beverage container recycling business. The complaint sought compensatory damages of $1,000,000, trebling thereof under applicable antitrust statutes, punitive damages of $15,000,000, attorneys fees, costs and disbursements. Genesee Brewing Company filed an answer asserting affirmative defenses and counterclaims. The District Court granted motions by Genesee Brewing Company and the other defendants and dismissed all claims on May 2, 1995. On July 12, 1995, the Second Circuit Court of Appeals granted the plaintiff's motion to withdraw its appeal. On April 22, 1996, the plaintiff filed a motion with the District Court for relief from the judgement dismissing all claims. The District Court entered an order on June 24, 1996 denying this motion. On July 22, 1996, the plaintiff filed a motion with the Second Circuit Court of Appeals to reinstate the appeal.


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter ended April 30, 1996.


                              PART II



Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     The Corporation's Class B Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GENBB. As of June 28, 1996, the approximate number of holders of record of Class A and Class B Common Stock were 160 and 1,180 respectively. There is no established public trading market for the Corporation's Class A (voting) Common Stock which has generally traded within the same range as Class B (non-voting) stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:

Unaudited      Fiscal Year Ended April 30, 1996        Fiscal Year Ended April 30, 1995

                           Market Price                         Market Price
                           High     Low     Dividends         High      Low    Dividends
     ------------------------------------------------------------------------------------
     First Quarter      $  38 1/2   36 1/2   .35                40      36 1/2   .30

     Second Quarter        49 1/2   37 1/2   .35                42      37       .30

     Third Quarter         48       43 3/4   .35                39      34 1/2   .30

     Fourth Quarter        49       44 1/4   .75                39 1/4  35 1/2   .90
     ------------------------------------------------------------------------------------

The Corporation expects to continue its policy of paying dividends. The dividends paid in any year, however, depend on earnings, capital requirements and the overall financial condition of the Corporation.

Item 6. Selected Financial Data

                                                                  Unaudited
           Years Ended                       4/30/96    4/30/95     4/30/94   4/30/93   4/30/92
- --------------------------------------------------------------------------------------------------
Net Revenues                                 $143,108   131,367     137,142   138,745   145,148


Earnings Before CumulativeEffect of
Changes in Accounting Principles                3,321     5,608       4,080       342     7,427

Net Earnings / (Loss)                           3,321     6,368       4,080    (6,505)    7,427

Total Assets                                  134,035   135,332     138,194   135,753   139,881


Total Long Term Debt                             -        4,038       9,869    10,154    10,410

Earnings Per Share Before Cumulative
   Effect of Changes in Accounting Principles    2.06      3.50        2.55      0.21      4.64

Net Earnings / (Loss) Per Share                  2.06      3.98        2.55     (4.06)     4.64

Cash Dividends Per Share                         1.80      1.80        1.60      1.60      1.68
- --------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     Summary. Revenues for the fiscal year ended April 30, 1996 were $184.1 million compared to fiscal 1995 revenues of $169.8 million, and fiscal 1994 revenues of $178.8 million. The Corporation reported net earnings of $3.3 million in fiscal 1996 compared to net earnings of $6.4 million in fiscal 1995 and $4.1 million in fiscal 1994.

     Fiscal 1996 net earnings were adversely affected by a substantial increase in the cost of aluminum cans that went into effect on January 1, 1995. This increase depressed the Corporation's bottom line by approximately $3.4 million. Aluminum can prices did, however, decline throughout the last half of fiscal 1996 but are still higher than they were prior to January 1, 1995. If current aluminum prices had been effective for all of fiscal 1996, aluminum can costs would have been approximately $1.2 million lower.

     The decline in net earnings relative to last year also reflects two unusual income items reported in fiscal 1995: a $1 million after tax gain from the sale of the Corporation's interest in a residential real estate project in Columbus, Ohio and a $760,000 after tax gain relating to the cumulative effect to May 1, 1994 of a change in the accounting treatment for investments in debt and equity securities.

     Results of Operations. Fiscal 1996 consolidated net revenues of $143.1 million were up $11.7 million compared to net revenues of $131.4 million in fiscal 1995. Net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $120.1 million, an increase of $9.8 million or 8.9% from the $110.3 million reported in fiscal 1995. Genesee Brewing Company's barrel volume for fiscal 1996 increased 6% to 1.9 million barrels compared to 1.8 million barrels in fiscal 1995. The increase in malt beverage sales was due in part to production under a contract to brew and package malt beverage products for the Boston Beer Company. Production under the contract commenced in October 1995 and generated sales of approximately 50,000 barrels in fiscal 1996. Although initial volumes were small, production is expected to grow thereby allowing Genesee Brewing Company to better utilize its existing plant capacity.

     The increase in Genesee Brewing Company's net sales and barrel sales is also attributable to continued growth in the sales of HighFalls products and to the popularity of value-priced 30 and 36 can "multi-paks". The increased volume from HighFalls brands and from newly introduced "Genny Red" more than offset the volume decline in Genesee Brewing Company's more established "core" brands. In recent years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new products and "niche" brands targeted at specific consumer markets. Genesee Brewing Company has addressed this trend with the introduction of new products as described in Item 1 above. Barrel sales of Genesee Brewing Company's HighFalls brands more than doubled in fiscal 1996 and now represent approximately 18% of total (non-contract) barrel sales.

     Genesee Brewing Company's net sales per barrel increased by $1.63 in fiscal 1996. The increase in net sales per barrel is due to a general industry price increase that went into effect late in fiscal 1996 and to a shift in brand mix towards the HighFalls brands which are priced higher than Genesee Brewing Company's other brands.

     Net sales for Ontario Foods increased $2.9 million in fiscal 1996 despite lower sales revenue from contract packaging. Ontario Food' overall increase in net sales is due primarily to continued growth in side dish sales, particularly in its line of noodles and sauce products which were up $1 million in fiscal 1996.

     Despite higher gross sales revenue, Genesee Corporation's consolidated gross profit declined by $3.2 million in fiscal 1996 as compared to fiscal 1995. This decrease in gross profit is due to lower margins reported by Genesee Brewing Company, primarily as a result of the $3.4 million increase in the cost of aluminum cans described above. This aluminum increase had an adverse impact on the profitability of all domestic brewing companies that use aluminum cans. Genesee Brewing Company did, however, benefit from falling aluminum prices later in fiscal 1996. The Company negotiated a change in its aluminum can supply contract commencing January 1, 1996. The change in the contract establishes a ceiling price for aluminum cans in calendar years 1996 and 1997. The new lower prices resulted in approximately $350,000 of cost savings in the Company's fourth quarter and, if current aluminum pricing remains constant, will generate approximately $1.5 million of cost savings in fiscal 1997 relative to the costs Genesee Brewing Company would otherwise incur had the supply contract not been renegotiated.

     In addition to generally higher aluminum costs in fiscal 1996, Genesee Brewing Company also experienced an unfavorable shift in package mix away from higher margin 24-can packages and returnable, refillable bottle packages and into lower margin, value-priced multi-paks. This shift in package mix more than offset a favorable shift in brand mix mentioned above and further depressed Genesee Brewing Company's gross profit margins. The unfavorable shift in package mix was somewhat alleviated in the final months of fiscal 1996 by the general price increase that went into effect late in fiscal 1996.

     Ontario Foods' gross profit was up substantially in fiscal 1996 due to higher sales volume. Gross profit margins as a percent of sales were also up due to a more favorable sales mix. Side dish lines represented a greater percentage of total sales in fiscal 1996 compared to fiscal 1995.

     Consolidated selling, general, and administrative expenses were up $638,000 in fiscal 1996, primarily as a result of Genesee Brewing Company's planned increases in selling and marketing expenditures to support the growth of its HighFalls brands. Selling and marketing expenditures increased $1.7 million in fiscal 1996 compared to fiscal 1995. Offsetting the selling and marketing increases were decreases in various benefit and compensation accounts.

     On a consolidated basis, Genesee Corporation reported operating income of $900,000 in fiscal 1996 compared to operating income of $4.7 million in fiscal 1995.

     Genesee Brewing Company reported an operating loss of $1.3 million, a decrease of $4.2 million from fiscal 1995, primarily due to the previously mentioned increase in aluminum cans costs, a less favorable package mix, and planned increases in selling and marketing.

     Ontario Foods' operating income of $682,000 in fiscal 1996 represents a $211,000 increase over fiscal 1995's operating income of $470,000 and a $548,000 increase over fiscal 1994's operating income of $133,000. The increase in operating income was due to primarily to the successful implementation of the restructuring program initiated in fiscal 1994 whereby Ontario Foods eliminated low profit ingredients and contract business and refocused its efforts on the growth opportunities in private label packaged products. As a result of this restructuring, Ontario Foods has greatly improved production efficiencies and pursued more promising sales opportunities.

     Genesee Ventures' fiscal 1996 operating income of $2.0 million decreased $300,000 from fiscal 1995 operating income of $2.3 million. The decline in operating income is primarily the result of the sale of Genesee Ventures' majority interest in a Columbus, Ohio apartment project in August 1994. Last year's results included three months of operating income from the project whereas this year's results did not include any operating income from the project. If income from the Columbus project is excluded, Genesee Venture's fiscal 1996 operating income would have been up $14,000 compared to last year, due to favorable lease residual experience.

     Genesee Corporation's consolidated investment income -- representing interest income, realized gains and losses on marketable securities, dividend income from marketable equity securities, and, prior to fiscal 1995, unrealized losses on marketable securities -- was $4.5 million in fiscal 1996 compared to $3.5 million in fiscal 1995. The higher investment income is primarily due to realized gains on the sale of marketable securities. During the fourth quarter of fiscal 1996, the Corporation sold its interest in an equity fund at the request of the fund manager in order to allow the fund to change its legal structure. The Corporation then invested the proceeds in a new mutual fund managed by the same fund manager. As a result of this transaction, the Corporation was required to recognize a gain of approximately $1.2 million. Prior to the transaction the after-tax portion of this gain had been shown in the equity section of the Corporation's consolidated balance sheet.

     In sum, the Corporation's net earnings were down $3.1 million in fiscal 1996 due to lower operating earnings for Genesee Brewing Company and the unusual income items recorded in fiscal 1995.

     Comparing fiscal 1995 to fiscal 1994, consolidated net revenues of $131.4 million were down $5.7 million. Genesee Brewing Company's net sales were $110.3 million in fiscal 1995, a decrease of $1.6 million or 1.4% from the $111.9 million reported in fiscal 1994. Genesee Brewing Company's barrel volume for fiscal 1995 decreased 5.4% to 1.8 million barrels compared to 1.9 million barrels in fiscal 1994. The decrease in malt beverage sales was primarily the result of lower sales of Genesee Brewing Company's core brands. Despite the overall decline in barrel sales, sales of Genesee Brewing Company's HighFalls brands nearly doubled in fiscal 1995 to a total of 150,000 barrels

     Genesee Brewing Company's net sales per barrel increased by almost $2.50 in fiscal 1995. The increase in sales per barrel is due to a general industry price increase that went into effect late in fiscal 1994, a $660,000 excise tax credit, and a favorable change in brand mix. Genesee Brewing Company's HighFalls brands are priced higher than its other brands and are generally more profitable.

     Net sales for Ontario Foods decreased $3.1 million in fiscal 1995 due to the restructuring program initiated in fiscal 1994. The restructuring program eliminated certain marginally profitable food ingredients and contract manufacturing customers. In order to effect a smooth transition to other suppliers, the customers for this business temporarily increased their inventories which resulted in a one time surge in Ontario Foods' fiscal 1994 sales. Despite the overall sales decline, Ontario Foods' on-going private label business showed a $2 million increase in sales. Side dish sales in particular showed continued growth, increasing by $1.4 million over fiscal 1994 sales. Fiscal 1995 sales also benefited from Ontario Foods' acquisition of several private label product lines from a New Jersey food processing company. These products contributed approximately $1 million to sales in fiscal 1995.

     Genesee Corporation's consolidated gross profit was down by $810,000 in fiscal 1995 as compared to fiscal 1994 due to lower sales volume. However, as a percentage of net revenues, consolidated gross profit increased from 27% in fiscal 1994 to 27.6% in fiscal 1995. The higher percentage gross profit margins are attributable to the higher percentage margins reported by Genesee Brewing Company. Genesee Brewing Company's gross profit margins, as a percent of net sales, increased by 1.5 percentage points despite lower sales volume and the substantial increase in the cost of aluminum cans that went into effect on January 1, 1995. The improvement in Genesee Brewing Company's percentage gross profit margins was primarily the result of increased sales of HighFalls brands (i.e., improved  brand  mix),  the price  increase  previously  mentioned,  and
improved  production   efficiencies  resulting  from  ongoing  cost  containment
efforts.

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

     Genesee Brewing Company's selling, general, and administrative expenses were lower in fiscal 1995 compared to fiscal 1994 due to lower marketing expenditures. Genesee Ventures' consolidated selling, general, and administrative expenses were also lower due to the sale of Genesee Venture's 89% interest in the Columbus, Ohio residential real estate project.

     On a consolidated basis, Genesee Corporation reported operating income of $4.7 million in fiscal 1995 compared to operating income of $3.5 million in fiscal 1994. All three of the Corporation's subsidiaries showed higher operating profits in fiscal 1995 than in the previous year.

     Consolidated investment income was $3.5 million in fiscal 1995 compared to $3.9 million in fiscal 1994. Fiscal 1995 investment income benefited from generally higher interest rates and investable balances. However, the decline in investment income is due to the fact that fiscal 1994's investment income was especially high. During the second and third quarters of fiscal 1994, the Corporation adjusted the asset allocation of its cash investment portfolio. Consequently the Corporation realized a $1.7 million gain on the sale of marketable securities as a result of this change. Investment income in fiscal 1994 would have been even higher had the Corporation not incurred a $1.2 million of unrealized losses in the fourth quarter of fiscal 1994 when interest rates rose dramatically and bond prices fell.

     Earnings before income taxes and cumulative effects of changes in accounting principles were $8.6 million in fiscal 1995 compared to $6.3 million in fiscal 1994. More favorable sales mix, higher production efficiencies, non-recurring income from the sale of the Ohio real estate investment, and overhead cost containment efforts all contributed to the $2.3 million increase in consolidated net earnings in fiscal 1995 versus fiscal 1994. In addition, the Corporation recognized $760,000 (net of income taxes) in fiscal 1995 due to the adoption of SFAS 115.

     Liquidity and Capital Resources. Cash, cash equivalents and short term investments in total were $37.5 million at April 30, 1996, a $7.2 million decrease from the $44.7 million reported at April 30, 1995. The lower balances were primarily due to the decreased profitability of Genesee Brewing Company as a result of the higher cost of aluminum cans, capital spending for major modifications to one of Genesee Brewing Company's packaging lines, the use of funds to acquire an interest in another real estate investment, and increased investment in the Corporation's equipment leasing portfolio.

     The net accounts receivable balance at April 30, 1996 of $13.2 million is $2.1 million higher than the balance at April 30, 1995 of $11.1 million. This is primarily due to the Corporation's higher overall sales revenue. Accounts payable were also somewhat higher at April 30, 1996 compared to the prior year reflecting higher production volume.

     Total inventories were $12 million at April 30, 1996 compared to $13.6 million at April 30, 1995. The lower inventory balances are mainly the result of lower sugar inventory levels at Ontario Foods, which were at unusually high levels on April 30, 1995. Ontario Foods increased sugar inventories at the end of fiscal 1995 in anticipation of higher sugar costs in fiscal 1996.

     Capital expenditures in fiscal 1996 totaled $6.7 million compared to $4.4 million in fiscal 1995. Fiscal 1996 capital expenditures include $2.6 million from the final installation of new bottling equipment, $600,000 in brewing equipment upgrades, and $450,000 for a new soup-cup machine at Ontario Foods.

     Investment in and notes receivable from unconsolidated real estate partnerships was $8.5 million at April 30, 1996, compared to $4.3 million at April 30, 1995. The increase is due to the August 1995 acquisition of a 50% interest in a 125-unit apartment complex located in a suburb of Rochester, New York. Also included in this line item is a $2.9 million note receivable from a partnership in which the Corporation has a 10% equity share. The partnership was created to build and operate a 13-story office building in Rochester, New York . The note receivable comes due in September 1998. However, underlying bank financing of the building comes due in September 1996. The partnership is currently seeking an extension of the current bank loan or permanent financing to replace it and the Corporation expects to extend the maturity of its note receivable from the partnership beyond its current maturity of September 30, 1998.
     At April 30, 1996, the Corporation showed $113,000 of unrealized losses in the shareholders' equity section of its consolidated balance sheet. Previously, on its January 27, 1996 balance sheet, the Corporation had been showing a $954,000 unrealized gain. The change is attributable to the sale of marketable securities in the Corporation's fourth quarter as described more fully in the Results of Operations above.

     On June 12, 1995, the Corporation received payment in full on the $5.8 million mortgage receivable shown on the Corporation's consolidated balance sheet at April 30, 1995. Simultaneously, the Corporation paid off underlying mortgages and term notes payable having a combined principal balance of $4.0 million at April 30, 1995. The receivable and notes payable relate to the November 1990 sale of the Hamburg, New York manufactured home park that was owned by a partnership in which the Corporation had a 50% (and later a 95%) interest. As part of the sale, the partnership took back financing in the form of a mortgage receivable that wrapped around the existing financing.

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

Item 8. Financial Statements and Supplementary Data

(a) Selected Quarterly Financial Data

                                                         (Unaudited)
                                       First     Second    Third     Fourth    Total
Fiscal Year Ended 4/30/96             Quarter    Quarter   Quarter   Quarter    Year
- ----------------------------------------------------------------------------------------
Net Revenues                         $ 38,363     35,326    32,368    37,051  143,108

Gross Profit                            9,167      7,548     6,730     9,670   33,115

Net Earnings                              901       (182)       59     2,543    3,321

Net Earnings Per Share                    .56       (.11)      .04      1.57     2.06

- ---------------------------------------------------------------------------------------
                                       First      Second     Third    Fourth   Total
Fiscal Year Ended 4/30/95             Quarter     Quarter    Quarter  Quarter   Year
- ---------------------------------------------------------------------------------------

Net Revenues                         $ 36,071      31,678    31,784    31,834  131,367

Gross Profit                            9,859       9,377     8,837     8,196   36,269

Net Earnings                            2,336       2,198     1,444       390    6,368

Net Earnings Per Share                   1.46        1.37      0.90      0.25     3.98
- --------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

(b)   Consolidated Financial Statements


                  Report of Independent Accountants


The Board of Directors and Shareholders
of Genesee Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a)(1) and (2) of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Genesee Corporation and its subsidiaries at April 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Rochester, New York
June 7, 1996

                  Report of Independent Accountants



The Board of Directors and Shareholders
of Genesee Corporation:

     We have audited the accompanying consolidated balance sheet of Genesee Corporation and subsidiaries as of April 30, 1995, and the related consolidated statements of earnings and retained earnings, and cash flows for the years ended April 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesee Corporation and subsidiaries at April 30, 1995, and the results of their operations and their cash flows for the year ended April 30, 1995 and 1994 in conformity with generally accepted accounting principles.

     As discussed in note 1, the Corporation changed its method of accounting for debt and equity securities in fiscal 1995.

KPMG Peat Marwick LLP
Rochester, New York
June 2, 1995

                       GENESEE CORPORATION
                         AND SUBSIDIARIES

                   Consolidated Balance Sheets
                     April 30, 1996 and 1995
                      (Dollars in thousands)

      Assets                                                             1996          1995
Current assets:
   Cash and cash equivalents                                       $    2,560        10,422
   Marketable securities available for sale                            34,896        34,300
   Trade accounts receivable, less allowance for doubtful
     receivables of $433 in 1996 and $565 in 1995                      13,168        11,067
   Inventories, at lower of cost (first-in, first-out) or market       11,959        13,616
   Deferred income tax assets                                             898           852
   Real estate mortgage receivable                                        -           5,807
   Other current assets                                                 1,376         1,460
        Total current assets                                           64,857        77,524
Net property, plant and equipment                                      30,306        28,391
Investment in and notes receivable from
   unconsolidated real estate partnerships                              8,466         4,305
Investment in direct financing and leveraged leases                    28,092        23,157
Other assets                                                            2,314         1,955

        Total assets                                                  134,035       135,332

Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                                 -           4,038
   Accounts payable                                                    10,210         9,278
   Income taxes payable                                                   455           742
   Federal and state beer taxes payable                                 2,246         2,226
   Accrued expenses and other                                           5,827         6,568
Total current liabilities                                              18,738        22,852
Deferred income tax liabilities                                         7,482         6,096
Accrued postretirement benefits                                        15,526        15,698
Other liabilities                                                         428           308
        Total liabilities                                              42,174        44,954

Minority interests in consolidated subsidiaries                         1,527         1,428

Shareholders' equity:
   Common stock:
     Class A, voting, $.50 par value.  Authorized 450,000
         shares; 209,885 shares issued and outstanding                    105           105
     Class B, non-voting, $.50 par value.  Authorized 3,850,000
         shares; 1,506,876 shares issued                                  753           753
   Additional paid-in capital                                           5,839         5,882
   Retained earnings                                                   87,285        86,870
   Less unrealized loss on marketable securities, net of income taxes     113           652
   Less Class B treasury stock, at cost; 100,410 shares in 1996 and
     114,740 shares in 1995                                             3,535         4,008
        Total shareholders' equity                                     90,334        88,950

        Total liabilities and shareholders' equity                  $ 134,035       135,332
See accompanying notes to consolidated financial statements

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

    Consolidated Statements of Earnings and Retained Earnings
            Years ended April 30, 1996, 1995 and 1994
          (Dollars in thousands, except per share data)

                                                                1996                 1995               1994
Revenues                                                    $ 184,050              169,754            178,756

Federal and state beer taxes                                   40,942               38,387             41,614
     Net revenues                                             143,108              131,367            137,142

Cost of goods sold                                            109,993               95,098            100,063
     Gross profit                                              33,115               36,269             37,079

Selling, general and administrative expenses                   32,215               31,577             33,624
     Operating income                                             900                4,692              3,455

Investment income                                               4,538                3,465              3,881
Other income / (expense), net                                     232                 (461)              (548)
Gain on sale of interest in real estate partnership                -                 1,670                 -
Minority interests in earnings of subsidiaries                   (669)                (721)              (444)
     Earnings before income taxes and cumulative
        effect of change in accounting principle                5,001                8,645              6,344

Income taxes                                                    1,680                3,037              2,264
     Earnings before cumulative effect of
     change in accounting principle                             3,321                5,608              4,080

Cumulative effect of accounting change
   net of income tax expense of $507                              -                    760                 -

     Net earnings                                               3,321                6,368              4,080

Retained earnings at beginning of year                         86,870               83,385             81,867

     Dividends - $1.80 per share in 1996 and
        1995 and $1.60 per share in 1994                        2,906                2,883              2,562

Retained earnings at end of year                           $   87,285               86,870             83,385

Earnings per common share:
   Earnings before cumulative effect of change
     in accounting principle                                    2.06                 3.50                2.55
   Cumulative effect of accounting change                        -                    .48                  -

        Net earnings per common share                      $    2.06                 3.98                2.55

See accompanying notes to consolidated financial statements

                         GENESEE CORPORATION
                           AND SUBSIDIARIES

                Consolidated Statements of Cash Flows

              Years ended April 30, 1996, 1995 and 1994
                        (Dollars in thousands)


                                                                 1996            1995          1994
Cash flows from operating activities:
   Net earnings                                              $   3,321           6,368        4,080
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Cumulative effect of change in accounting principle          -              (760)         -
      Gain on disposition of assets                            (1,416)          (1,839)      (1,798)
      Provision for (gain) loss on disposition of property,
        plant and equipment                                        (9)             457          -
      Depreciation                                              4,749            4,595        5,420
      Provision for unrealized losses on marketable
        securities                                                 -               -          1,181
      Deferred tax provision                                      980            1,294        1,001
      Other                                                       536              609          479
      Changes in noncash assets and liabilities:
            Trade accounts receivable                          (1,969)             524         (967)
            Inventories                                         1,657           (2,903)       1,698
            Other assets                                         (274)            (529)          34
            Accounts payable                                      932             (340)      (3,384)
            Accrued expense and other                            (741)             418          165
            Income taxes payable                                 (287)             328           70
            Federal and state beer taxes                           20               79        1,164
            Accrued postretirement benefits                      (172)             441          997
            Other liabilities                                     120              238         (628)

        Net cash provided by operating activities            $  7,447              8,980      9,512

                         GENESEE CORPORATION
                           AND SUBSIDIARIES

                Consolidated Statements of Cash Flows


                                                               1996              1995            1994
Cash flows from investing activities:
   Capital expenditures                                   $   (6,773)          (4,379)         (4,706)
   Proceeds from sale of property, plant, and equipment           65           11,905             317
   Sales of marketable securities                             15,178           10,570          33,008
   Purchases of marketable securities                        (13,406)         (13,928)        (26,983)
   Investments in and advances to unconsolidated
     real estate partnerships, net of distributions           (4,161)             209          (1,827)
   Net investment in direct financing and leveraged leases    (4,935)            (840)         (2,351)
   Repayment of real estate mortgage receivable                5,807               -              -
   Withdrawals by minority interest                             (570)            (747)           (191)
   Other                                                          -               193             -

      Net cash (used in) provided by investing activities     (8,795)           2,983          (2,733)

Cash flows from financing activities:
   Proceeds from refinancing of long-term debt                    -                -            5,727
   Principal payments on long-term debt                       (4,038)          (5,831)         (6,012)
   Payment of dividends                                       (2,906)          (2,883)         (2,562)
   Proceeds from exercise of stock options                       527               48             -
   Purchase of treasury stock                                    (97)             (34)            -

      Net cash used in financing activities                   (6,514)          (8,700)         (2,847)

        Net (decrease) / increase in cash and
            cash equivalents                                  (7,862)           3,263           3,932

Cash and cash equivalents at beginning of year                10,422            7,159           3,227

Cash and cash equivalents at end of year                   $   2,560           10,422           7,159


See accompanying notes to consolidated financial statements.

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

                    April 30, 1996, 1995 and 1994



(1)  Summary of Significant Accounting Policies

     Principles of Consolidation and Nature of Operations

     The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include the consolidated accounts of Genesee Corporation, The Genesee Brewing Company, Inc., Ontario Foods, Incorporated and the consolidated accounts of Genesee Ventures, Inc., which is the Corporation's wholly owned equipment leasing and real estate subsidiary. The vast majority of the Corporation's production of beer, ale and food products is sold in the United States to independent wholesalers or retail establishments.

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

     Cash, Cash Equivalents and Marketable Securities

     Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Marketable securities include mutual funds; corporate, government and government agency obligations; and common stock and equivalents.

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

     Property, Plant and Equipment

     The Corporation provides for depreciation at rates which are estimated to write off the cost of depreciable assets over the following useful lives: buildings, 25 to 50 years; machinery, 3 to 20 years; equipment, furniture and fixtures, 3 to 20 years; returnable containers, estimated trip life or 8 years. The straight-line method of depreciation is generally used on all assets.

     Income taxes

     The provision for income taxes is based upon pretax earnings with deferred income taxes provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates

     Concentration of credit risk

     The majority of the accounts receivable balances are from malt beverage distributors. The Corporation secures substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(1)   Summary of Significant Accounting Policies (continued)

      New accounting standards

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Corporation will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires that the Corporation's financial statements include certain disclosures about stock-based employee compensation arrangements. As allowed by Statement No. 123, the Corporation will continue to apply the accounting provisions of APB Opinion 25. The Corporation will adopt Statement No. 123 during fiscal 1997 and should have no effect on future reported net income or earnings per share.

      Net Earnings Per Share

     Net earnings per share amounts are based on the weighted average number of combined shares of Class A and Class B common stock outstanding. Weighted averages were 1,610,968 in fiscal 1996, 1,601,842 in fiscal 1995 and 1,601,322 in fiscal 1994.

      Reclassifications

     It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

                        GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(2)   Financial Instruments

     The following estimated fair value amounts have been determined, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                       APRIL 30, 1996                 APRIL 30, 1995
                                  Carrying          Fair           Carrying         Fair
                                  Amount           Value           Amount          Value
Cash and Cash Equivalents        $ 2,560           2,560           10,422          10,422

Marketable Securities             34,896          34,896           34,300          34,300

Real Estate Mortgage Receivable      -               -              5,807           5,807

Long-Term Debt                       -               -              4,038           4,038
(Dollars in thousands)

     The carrying amount of cash and cash equivalents approximate a reasonable estimation of their fair value. Fair value of marketable securities is determined based on quoted market prices for investments. Fair value of the mortgage receivables is based on discounted cash flows. Fair value of long-term debt is based on quoted market prices for the same or similar issues or the current interest rates offered to the company for debt with similar maturities.

     Marketable equity securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at April 30, 1996 are as follows:

                                                                    Gross            Gross
                                                 Amortized     Unrealized       Unrealized           Fair
        (Dollars in thousands)                        Cost          Gains           Losses          Value
Equity securities                               $    1,598            420              10           2,008

Fixed income securities:
  Debt securities issued by U.S. Government          1,943             13              89           1,867
  Corporate debt securities                          4,551            105             126           4,530
  Mortgage-backed securities                           946             34              -              980
        Subtotal                                     7,440            152             215           7,377

                       GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(2)   Financial Instruments (continued)

                                                                 Gross           Gross
                                            Amortized       Unrealized      Unrealized       Fair
                                                 Cost            Gains          Losses      Value
Mutual funds:
  Equity funds                                  3,000              -               -        3,000
  Fixed income funds                           12,852              -              792      12,060
  Foreign funds                                 3,260             658              -        3,918
  Mortgage-backed funds                         6,004              -              400       5,604
          Subtotal                             25,116             658           1,192      24,582

Other                                             929              -               -          929

Marketable securities available for sale    $  35,083           1,230           1,417      34,896
(Dollars in thousands)

     The amortized cost, gross unrealized gains/losses and fair values of marketable equity securities at April 30, 1995 are as follows:

Equity securities                           $   1,809             189              77       1,921

Fixed income securities:
  Debt securities issued by U.S. Government     1,716              14              71       1,659
  Corporate debt securities                     3,831              64             121       3,774
  Mortgage-backed securities                      946              12               5         953
              Sub total                         6,493              90             197       6,386

Mutual funds:
   Equity funds                                 3,000             278              -        3,278
   Fixed income funds                          13,437              -              908      12,529
   Foreign funds                                3,134             151               1       3,284
   Mortgage-backed funds                        6,587              -              611       5,976
            Sub total                          26,158             429           1,520      25,067

      Other                                       927              -                1         926

Marketable securities available for sale     $ 35,387             708           1,795      34,300
(Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(2)   Estimated Fair Values of Financial Instruments (continued)

     The amortized cost and fair value of fixed income securities at April 30, 1996, by contractual maturity, are as follows:

                                                Amortized              Fair
                                                     Cost             Value
Contractual maturity:
  Within one year                                $  1,049             1,049
  After one year, but within five years             1,973             1,959
  After five years, but within ten years            2,906             2,836
  After ten years                                     566               553
Sub total                                           6,494             6,397
  Mortgage-backed securities                          946               980
Total fixed income securities                    $  7,440             7,377
(Dollars in thousands)

     The following represents the total proceeds from sales of marketable securities for fiscal years 1996, 1995 and 1994 and the components of net gains and losses realized on those sales which are determined on a weighted average basis:

      Year Ended April 30,                     1996             1995            1994
Proceeds from sales                        $  15,178           10,570          33,008

Gains from sales                               1,656              178           2,218
Losses from sales                               (187)            (216)           (471)
Net gains / (losses) from sales            $   1,469              (38)          1,747
(Dollars in thousands)

(3)   Income Taxes

Components of income tax expense (benefit) are as follows:

                                                1996             1995           1994
Current:
  Federal                                    $   718             1,259         1,003
  State                                          (18)              484           260
   Total current income tax expense              700             1,743         1,263
Deferred:
  Federal                                        824             1,588           829
  State                                          156              (294)          172
   Total deferred income tax expense             980             1,294         1,001

   Total income tax expense                  $ 1,680             3,037         2,264
(Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(3)   Income Taxes (continued)

     The actual tax expense reflected in the consolidated statement of earnings differs from the "expected" tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows:

Year Ended April 30,                                        1996          1995         1994
Computed "expected" tax expense @ 34%                     $ 1,700         2,939        2,157
State income taxes (net of federal income tax benefit)        298           125          285
Resolution of state tax audit                                (295)           -            -
Other, net                                                    (23)          (27)        (178)

  Total income tax expense                                $ 1,680         3,037        2,264

Effective tax rate                                           33.6%         35.1%        35.7%
(Dollars in thousands)

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at April 30, 1996 and 1995 are presented below:

                                                                1996              1995
Deferred income tax assets:
  Deposit liabilities                                       $    380               329
  Allowance for doubtful accounts                                173               226
  Deferred compensation and other
    employee related accruals                                  1,151             1,023
  Postretirement benefits other than pensions                  6,512             6,512
  Alternative minimum tax credit carryforward                  4,226             3,993
  Unrealized losses on investments                                75               435
  State investment tax credit                                    965               615
  Other                                                        1,650             1,701
       Gross deferred income tax assets                       15,132            14,834
  Valuation allowance for deferred income tax assets            (815)             (615)
       Total deferred income tax assets                       14,317            14,219

Deferred income tax liabilities:
  Basis differential on leasing portfolio                     16,295            14,971
  Basis differential on real estate partnerships                  44               389
  Accelerated depreciation on plant and equipment              3,233             3,108
  Returnable containers                                          821               780
  Other                                                          508               215
      Total deferred income tax liabilities                   20,901            19,463
      Net deferred income tax liabilities$                     6,584             5,244
(Dollars in thousands)

                      GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(3)   Income Taxes (continued)

     Deferred income tax assets at April 30, 1996 include $4,226,000 of alternative minimum tax (AMT) credits, which carryforward indefinitely, and $965,000 of state investment tax credits, which begin to expire in 1997 and are limited in annual usage. A valuation allowance has been recorded to the extent that credits may expire unused. During 1996, the Corporation resolved a state tax audit, the result of which has increased the likelihood that a portion of the state credits will be realized before their expiration.

(4)   Inventories

     Inventories at April 30, 1996 and 1995 are summarized as follows:


                                                    1996                1995
Finished goods                                  $   3,219              3,933
Goods in process                                    1,891              1,190
Raw materials, containers and packaging supplies    6,849              8,493

   Total inventories                             $ 11,959             13,616
(Dollars in thousands)

(5)   Property, Plant and Equipment

     Property, plant and equipment at April 30, 1996 and 1995 are summarized as follows:

                                                    1996                1995
Land and land improvements                      $   1,175               1,175
Buildings                                          21,190              20,764
Machinery, equipment, furniture and fixtures       74,377              68,411
Returnable containers                               6,326               5,771
Construction in process                               646               1,402
  Total property, plant and equipment             103,714              97,523
Less accumulated depreciation                      73,408              69,132

  Net property, plant and equipment            $   30,306              28,391
(Dollars in thousands)

                       GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(6)   Leasing Activities

     The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a joint venture which is 85% owned by Genesee Ventures, Inc. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at April 30, 1996 and 1995 is presented below:

                                                       1996                       1995
                                                Direct                     Direct
                                             Financing    Leveraged     Financing      Leveraged
Minimum rentals receivable                    $ 3,686        1,405        3,284         1,736
Estimated unguaranteed residual
  value of leased assets                        1,158       29,946          826        23,931
Unearned and deferred income                     (819)      (7,284)        (599)       (6,021)

Investment in leases                          $ 4,025       24,067        3,511        19,646

Investment in direct financing and leveraged leases   28,092                      23,157
Deferred taxes arising from leases                   (16,295)                    (14,733)

Net after-tax investment in leases                    11,797                       8,424
(Dollars in thousands)

     The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at April 30, 1996:

       Year ending April :
            1997                                  $ 1,609
            1998                                    1,407
            1999                                    1,012
            2000                                      601
            2001                                      319
            Thereafter                                143

        Total minimum rentals receivable          $ 5,091

       (Dollars in thousands)

                       GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(7)   Industry Segments

     The Corporation's principal business segments are: beer and ale products, dehydrated food products, equipment leasing, and real estate investments. Intersegment sales and transfers are not material. Financial information for these segments is as follows:

As of and for                         Operating
the fiscal year              Net        Income /                      Capital        Idenifiable
ended April 30,           Revenues      (Loss)      Depreciation     Additions          Assets
1996

Brewing                  $ 120,102       (1,289)         4,276          6,065            54,121
Food processing             20,890          682            473            708            11,613
Leasing and real estate      2,116        2,046             -              -             37,925
Corporate and other           -            (539)            -              -             30,376

    Total                $ 143,108          900          4,749          6,773           134,035

1995

Brewing                  $ 110,323        2,936          4,190          3,559            54,018
Food processing             17,993          470            405            820            13,474
Leasing and real estate      3,051        2,324             -              -             34,911
Corporate and other           -          (1,038)            -              -             32,929

    Total                $ 131,367        4,692          4,595          4,379           135,332

1994

Brewing                  $ 111,850        1,467          4,601          4,352           55,137
Food processing             21,108          133            522            232           10,553
Leasing and real estate      4,184        2,276            297            122           43,821
Corporate and other           -            (421)            -              -            28,683

    Total                $ 137,142        3,455          5,420          4,706          138,194
(Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(8)   Supplement Balance Sheet and Cash Flow Information

Debt

     Long term debt of $4,038,000 at April 30, 1995 (consisting of a mortgage payable relating to the Corporation's consolidated real estate limited partnership) was paid in full during 1995 upon receipt of payment on the $5,807,000 real estate mortgage receivable.

Cash Flow Information

     Cash paid for taxes was $693,000,  $1,609,000 and $1,476,000 in 1996,  1995
and 1994, respectively; cash paid for interest on debt of consolidated real estate limited partnerships was $75,000, $598,000 and $737,000 in 1996, 1995 and 1994, respectively.

(9)   Gain on Sale of Interest in Real Estate Partnership

     In August 1994, the Corporation sold it's 89% interest in a real estate limited partnership for cash and recognized a pre-tax gain of $1,670,000 recorded on the consolidated statement of earnings.

(10)  Shareholders' Equity

     A summary of changes in and balances of additional paid-in capital, treasury stock and unrealized loss on marketable securities as of and for the three years ended April 30, 1996 follows:


                                           Additional          Treasury Stock          Unrealized Loss on
                                        Paid-in Capital       Shares     Amount       Marketable Securities

Balances at April 30, 1993 and 1994          $5,882           115,439   $(4,022)          -
  Net change in unrealized loss
  on marketable securities                      -                -          -            (652)
  Stock options exercised                       -              (1,500)      (48)          -
  Acquisition of stock                          -               1,178        48           -
  Stock bonus issued                            -                (377)       14           -
Balances at April 30, 1995                  $ 5,882           114,740    $(4,008)        (652)
  Net change in unrealized loss
  on marketable securities                      -                -          -             539
  Stock options exercised                       (43)          (16,250)       570          -
  Acquisition of stock                          -               2,796       (131)         -
  Stock bonus issued                            -                (876)        34          -
      Balances at April 30, 1996            $ 5,839           100,410    $(3,535)        (113)
(Dollars in thousands)

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(11)  Stock Option and Bonus Plans

     Under the Corporation's 1992 Stock Plan, as amended (the "Stock Plan"), officers and other key employees may, at the discretion of the Management Continuity Committee of the Board of Directors, be granted options which allow for the purchase of shares of the Corporation's Class A and Class B common stock. These options may be exercised any time from the award date to a specified date not more than ten years from the award date or five years in the case of ten percent or more shareholders. Under the Stock Plan, outside directors are granted options each year to purchase shares of Class B common stock. Outside director options may be exercised at any time from the option award date until five years after the award date.

     The Corporation has adopted a Stock Bonus Incentive Program under the Stock Plan (the "Bonus Program"). The Bonus Program authorizes the board of directors to award shares of Class B common stock to officers and other key employees which shares are issued from treasury shares in five equal annual installments commencing in the year in which the award takes place. Under the Bonus Program, stock bonuses may be granted at the discretion of the board of directors at a price less than the fair market value of the stock on the date the bonus is granted.

      Changes in stock options are as follows:

                                                                         Price Range
                                                      Shares              Per Share
Outstanding at April 30, 1993                         87,000           $31.00 - 49.78
  Granted                                             20,000            34.62 - 38.08
  Canceled                                            (4,500)           40.75 - 45.25
Outstanding at April 30, 1994                        102,500            31.00 - 49.78
  Granted                                             31,000            37.75 - 41.80
  Canceled                                           (46,750)           34.00 - 49.78
  Exercised                                          ( 1,500)                   34.62
Outstanding at April 30, 1995                         85,250            31.00 - 49.78
  Granted                                              7,000                    44.27
  Exercised                                          (16,250)           31.00 - 37.75
Outstanding at April 30, 1996                         76,000            34.62 - 49.78

     Common stock reserved for options and employee awards totaled 79,127 shares as of April 30, 1996 and 86,758 as of April 30,1995.

                           GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(12)  Retirement Plans

     Substantially all union employees are covered under a multi-employer pension plan which requires the Corporation to contribute specified amounts per employee. The Corporation has no current intentions to withdraw from this plan. All costs under the plan are paid currently and charged directly to earnings ($815,000 in fiscal 1996, $793,000 in fiscal 1995 and $823,000 in fiscal 1994).

     All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully-trusted, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($1,147,000 in fiscal 1996, $1,248,000 in fiscal 1995 and $1,036,000 in fiscal 1994).

(13)    Post Retirement Benefits

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

     The life insurance benefits are noncontributory and provide an earnings related benefit to salaried exempt employees and executives and a fixed benefit to other covered employees. This plan is not funded by the company.

                        GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(13)    Post Retirement Benefits (continued)

     The following table presents the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at April 30, 1996 and 1995:


                                                               1996                 1995
Accumulated postretirement benefit obligation:
  Retirees                                                      $ 6,606                5,689
Fully eligible active plan participants                         1,021                1,032
Other active plan participants                                  4,068                3,110
                                                               11,695                9,831
Unrecognized net gain from past experience
  different from that assumed                                     1,073                2,708
Prior service benefit not yet recognized in net
  periodic postretirement benefit cost                            3,392                3,741

Accrued postretirement benefit cost
  included in the balance sheets                               $ 16,160               16,280
(Dollars in thousands)

     Net periodic postretirement benefit cost for fiscal 1996, fiscal 1995 and fiscal 1994 includes the following components:

                                                        1996                     1995                  1994
Service cost                                        $    173                      291                   437
Interest cost                                            805                      989                 1,215
Net amortization and deferral                           (464)                    (257)                  (30)

Net periodic postretirement benefit cost             $   514                    1,023                 1,622
(Dollars in thousands)

     The implementation of a cap on the medical cost for bargaining retirees required an interim measurement as of November 1, 1994. The cap on bargaining health care cost increases resulted in a $496,000 decrease in the fiscal 1995 net periodic postretirement benefit cost and a $3.5 million decrease in the accumulated postretirement benefit obligation at April 30, 1995.

                        GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(13)    Post Retirement Benefits (continued)

     For measurement purposes, a 10.5 % annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1996, 9.5% for fiscal 1997, decreasing gradually to 5.5 % by the year 2001 and remaining at that level thereafter. Long-term rate for compensation increases for non-bargaining employees is assumed to be 4.0% for each year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at May 1, 1994, 9.0% at November 1, 1994, 8.5% at April 30, 1995, and 7.5%
at April 30, 1996.

     Increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation as of April 30, 1996 nor on the net periodic postretirement benefit expense for fiscal 1996.

                        GENESEE CORPORATION
                          AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


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

                          Director       Position and Principal Occupation           Expiration
   Name and Age            Since              for the Last Five Years                  of term
                                                                                      in Office
Stephen B. Ashley (56)     1987           President and Chief Executive                 1996
                                          Officer of Sibley Real Estate
                                          Services, Inc.  (1)

William A. Buckingham (53) 1992           Executive Vice President of First             1996
                                          Empire State Corporation and
                                          Manufacturers and Traders Trust Company (2)

Thomas E. Clement (63)     1970           Partner - Nixon, Hargrave, Devans             1996
                                          & Doyle, Attorneys

Gary C. Geminn (53)        1986           Vice President - Production of                1997
                                          Genesee Brewing Company

William J. Hoot (79)       1960           Retired; formerly President of                1997
                                          the Corporation

Samuel T. Hubbard, Jr.(46) 1992           President and Chief Executive                 1998
                                          Officer of  The Alling and Cory
                                          Company  (3)

Robert N. Latella (53)     1986           Executive Vice President and                  1998
                                          Chief Operating Officer of the
                                          Corporation

Richard P. Miller, Jr.(53) 1987           Senior Vice President and Chief               1997
                                          Operating Officer, University
                                          of Rochester  (4)

John D. Reifenrath (68)    1982           Retired; formerly Senior Vice                 1998
                                          President - Marketing of Genesee
                                          Brewing Company (5)

Charles S. Wehle (48)      1976           Senior Vice President of the                  1997
                                          Corporation (6)

John L. Wehle, Jr. (50)    1976           Chairman of the Board, President              1996
                                          and Chief Executive Officer  of
                                          the Corporation (7)

(1) Sibley Real Estate Services, Inc. is a privately-owned real estate service company. Mr. Ashley is also a Director of Hahn Automotive Warehouse, Inc. and the Federal National Mortgage Association.

(2) First Empire State Corporation is a publicly-held  bank holding company and  Manufacturers and Traders Trust Company is a New York State  chartered
    bank.  Mr Buckingham   is  also  a  Director  of  M&T   Securities,   Inc.,
    a registered broker-dealer.

(3) The Alling and Cory Company is a distributor of paper and packaging products headquartered in Rochester, New York. Mr. Hubbard is also a Director of First Empire State Corporation and Rochester Gas and Electric Company, Inc.

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

                                            Officer of the
    Name                    Age             Company Since                   Office
- -------------------------------------------------------------------------------------------------------------
John L. Wehle, Jr.           50                 1970               Chairman of the Board,
                                                                   President and Chief Executive Officer  (1)

Robert N. Latella            53                 1986               Executive Vice President and
                                                                   Chief Operating Officer  (2)

Charles S. Wehle             48                 1988               Senior Vice President (3)

Gary C. Geminn               53                 1985               Vice President - Production
                                                                   of Genesee Brewing Company (4)

Karl D. Simonson             53                 1994               Vice President - Planning &
                                                                   Development  (5)

William A. Neilson           45                 1986               Vice President - Human
                                                                   Resources  (6)

Mark W. Leunig               41                 1988               Vice President, Secretary and
                                                                   General Counsel  (7)

Edward J. Rompala            36                 1989               Vice President and Treasurer (8)

Michael C. Atseff            40                 1992               Controller (9)


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

(7) Mr. Leunig was elected Vice President of the Corporation and Genesee Brewing Company in October 1994. He also serves as Secretary and General Counsel of the Corporation and Genesee Brewing Company, positions he has held for more than five years.

(8) Mr. Rompala was elected Vice President of the Corporation and Genesee Brewing Company in October 1994. He also serves as Treasurer of the Corporation and Genesee Brewing Company, positions he has held for more than five years.

(9) Mr. Atseff was appointed Controller of the Corporation in January 1992. Prior to that he held a variety of positions in the Corporation's Finance Department.

    John L. Wehle, Jr. and Charles S. Wehle are brothers.

     (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Act during the Corporation's fiscal year ended April 30, 1996.

Item 11.    Executive Compensation

     (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the Chief Executive Officer and the four other executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended April 30, 1996 exceeded $100,000.

                                             Summary Compensation Table

                                         Annual Compensation                   Long Term Compensation
- -----------------------------------------------------------------------------------------------------------------------
    Name and           Fiscal                            Other Annual     Restricted        Stock       All Other
Principal Position      Year     Salary($)   Bonus($)   Compensation($) Stock Awards($)(4)  Options    Compensation($)
- -----------------------------------------------------------------------------------------------------------------------
John L.Wehle, Jr.,     1996     $ 327,200   $ 64,609(1)      $ 1,811           0                0        $ 60,135 (5)
Chairman of the        1995       320,000    151,382(2)        1,500       6,930            5,000          54,547
Board, President       1994       280,085     52,407(3)          656       5,244            3,000          31,538
Chief Executive
Officer

Robert N. Latella,     1996       222,767     45,701(1)        1,811           0                0          42,393 (6)
Executive Vice         1995       214,065    104,616(2)        1,500       6,930            4,000          38,261
President, Chief       1994       200,717     38,197(3)          656       5,244            2,500          26,718
Operating Officer

Charles S. Wehle,      1996       163,375     35,008(1)        1,358           0                0          25,448 (7)
Senior Vice President  1995       142,625     35,668(2)        1,125       5,390            3,000          22,105
                       1994       124,364     13,857(3)          468       3,746            2,000          15,999

Gary C. Geminn,        1996       110,436     15,473(1)        1,245           0                0          17,286 (8)
Vice President-        1995       106,122     23,663(2)        1,031       4,620            2,000          17,776
Production of          1994        99,505     12,944(3)        3,746       3,746            1,000          12,844
Genesee Brewing
Company

Karl D. Simonson       1996       106,251      14,972(1)       1,245           0                0          16,784 (9)
Vice President-        1995        91,504      21,894(2)       1,031       4,620            1,500           8,046
Planning & Development 1994          -            -              -           -                -               -

1) Amounts reflect cash and stock bonuses earned during fiscal 1996 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June and July 1996.

(2) Amounts reflect cash and stock bonuses earned during fiscal 1995 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1995.

(3) Amounts reflect cash and stock bonuses earned during fiscal 1994 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1994.

(4) The restricted stock awards reported in this column vest annually in one-quarter increments over a four-year period. No dividends are paid on the restricted stock. As of April 30, 1996, the aggregate number of shares and corresponding value of restricted stock held by each of the named individuals was as follows: 285 shares valued at $10,863 held by each of Mr. J. L. Wehle, Jr. and Mr. Latella; 215 shares valued at $8,200 held by Mr. C.S. Wehle; and 195 shares valued at $7,430 held by each of Mr. Geminn and Mr. Simonson.

(5) Amount reflects $18,000 contribution under the Corporation's Profit Sharing Retirement Plan, $40,221 contribution under the Corporation's Benefit Restoration Plan and $1,914 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Wehle.

(6) Amount reflects $18,000 contribution under the Corporation's Profit Sharing Retirement Plan, $22,170 contribution under the Corporation's Benefit Restoration Plan and $2,223 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Latella.

(7) Amount reflects $18,000 contribution under the Corporation's Profit Sharing Retirement Plan, $6,623 contribution under the Corporation's Benefit Restoration Plan and $825 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Wehle.

(8) Amount reflects $16,330 contribution under the Corporation's Profit Sharing Retirement Plan and $956 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Geminn.

(9) Amount reflects $15,978 contribution under the Corporation's Profit Sharing Retirement Plan and $806 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Simonson.

     (b) Options Granted to Executive Officers. No options were granted to the named executive officers during the Corporation's fiscal year ended April 30, 1996.
     (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended April 30, 1996; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                                       Aggregated Option Exercises in Last Fiscal Year
                                               and Fiscal Year-End Option Values

                                          Number of Unexercised                       Value of Unexercised In-the-Money
                                          Options at FY-End (#)                               Options at FY-End ($)
- -------------------------------------------------------------------------------------------------------------------------
                  Share Aquired      Value($)
                   on Exercise       Realized     Excerisable     Unexercisable       Exercisable     Unexercisable
- -------------------------------------------------------------------------------------------------------------------------
John L.Wehle, Jr.   3,750           $48,375         12,000             0               $30,760             0

Robert N. Latella   3,000            39,000         10,000             0                49,075             0

Charles S. Wehle    2,000            23,934          8,000             0                19,690             0

Gary C. Geminn      1,500            24,000          4,500             0                22,130             0

Karl D. Simonson      -                -             3,500             0                28,635             0
- -------------------------------------------------------------------------------------------------------------------------

     (d) Director Compensation. Directors who are employees of the Corporation do not receive directors' fees or other compensation for their services as directors. Directors who are not employees receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend. Each director who is not an employee is also granted an option each year under the Corporation's 1992 Stock Plan to purchase 1,000 shares of Class B Common Stock.

     (e) Agreements With Named Executive Officers. The Corporation has agreements with John L. Wehle, Jr., Charles S. Wehle and Robert N. Latella (the "Agreements") which provide that, after a "Change in Control" (as that term is defined in the Agreements), if employment of the named executive officers is terminated by the Corporation without "Cause" (as that term is defined in the Agreements) or by the named executive officers for "Good Reason" (as that term is defined in the Agreements), the Corporation must pay a lump sum payment equal to a maximum of three times the annual base salary of the named executive officers in effect at the date of termination of employment, plus three times the largest bonus paid to him at any time during the preceding five fiscal years.

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

     (g) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley, Thomas E. Clement and William J. Hoot served during the fiscal year ended April 30, 1996 as members of the Management Continuity Committee of the Corporation's Board of Directors. Mr. Hoot was an officer of the Corporation prior to his retirement in 1982. See description of relationship with Mr. Clement at Item 13.

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management

     (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 15, 1996, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:


- -------------------------------------------------------------------------------------------------------
        Name and Address                      Amount Owned             Percent of Class A Stock
- --------------------------------------------------------------------------------------------------------
John L. Wehle, Jr., as Trustee                  73,845 (1)                    35.2%
   under the Will of Louis A. Wehle
   P. O. Box 762
   Rochester, New York 14603

John L. Wehle, Jr., Charles S. Wehle            41,957 (2)                    20.0%
   and Henry S. Wehle
   P. O. Box 762
   Rochester, New York 14603

John L. Wehle, Jr., as Trustee                  12,145 (3)                     5.8%
   under Elizabeth R. Wehle Trust
   P. O. Box 762
   Rochester, New York 14603

Mutual Series Fund, Inc.                        22,911 (4)                    10.9%
   51 John F. Kennedy Parkway
   Short Hills, New Jersey 07078
- --------------------------------------------------------------------------------------------------------

     (1) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee. In the event of his death, resignation or incapacity, such power would pass to Charles S. Wehle.

     (2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), John L. Wehle, Jr. is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Charles S. Wehle would succeed John L. Wehle, Jr. as proxy in the event of the death, incapacity or resignation of John L. Wehle, Jr. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 14, 1996, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

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

     (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 15, 1996 by each director and by all directors and officers as a group are set forth in the following table:


- ----------------------------------------------------------------------------------------------------------------------------------
  Name of Director                 Shares of Class A        Percentage of Class A     Shares of Class B      Percentage of Class B
or Executive Officer                  Common Stock               Common Stock            Common Stock              Common Stock
- ----------------------------------------------------------------------------------------------------------------------------------
John L. Wehle, Jr.                    127,947  (1)                   61.0%              98,668 (3) (4)                   6.9%
                                                                                               (5) (6)
William J. Hoot                           119                         (17)               3,343 (7)                       (17)

Robert N. Latella                         604                         (17)              17,195 (8)                       1.2%

Gary C. Geminn                            None                         --                8,514 (9)                       (17)

John D. Reifenrath                        None                         --                4,072 (10)                      (17)

Charles S. Wehle                           (2)                         (2)              13,145 (4) (11)                  (17)

Thomas E. Clement                         None                         --                2,104 (4) (12)                  (17)

Stephen B. Ashley                         None                         --                2,200 (13)                      (17)

Richard P.Miller, Jr.                     None                         --                2,100 (14)                      (17)

Karl D. Simonson                          None                         --                5,135 (15)                      (17)

William A. Buckingham                      240                        (17)               2,000 (16)                      (17)

Samuel T. Hubbard, Jr.                    None                         --                2,000 (16)                      (17)
All Directors and Executive             _______                       _____            _________                        ____
Officers as a group                     128,935                       61.4%            181,947                          12.2%
(16 persons)
- --------------------------------------------------------------------------------------------------------------------------------

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

(6) Includes 3,945 shares owned individually and 17,000 shares which may be acquired pursuant to presently exercisable stock options.

(7) Includes 1,343 shares owned individually and 2,000 shares which may be acquired pursuant to presently exercisable stock options.

(8) Includes 3,195 shares owned individually and 13,000 shares which may be acquired pursuant to presently exercisable stock options.

(9) Includes 2,014 shares owned individually and 4,500 shares which may be acquired pursuant to presently exercisable stock options.

(10) Includes 3,072 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

(11) Includes 2,145 shares owned individually, 11,000 shares which may be acquired pursuant to presently exercisable stock options and 262 shares held as custodian under the New York Uniform Gifts to Minors Act.

(12) Includes 104 shares owned individually and 2,000 shares which may be acquired pursuant to presently exercisable stock options.

(13) Includes 200 shares owned individually and 2,000 shares which may be acquired pursuant to presently exercisable stock options.

(14) Includes 100 shares owned by Mr. Miller's wife, the beneficial ownership of which is disclaimed by Mr. Miller, and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

(15) Includes 135 shares owned individually and 5,000 shares which may be acquired pursuant to presently exercisable stock options.

(16) Shares which may be acquired pursuant to presently exercisable stock options.

(17) Amount of shares owned does not exceed one-percent of shares outstanding.

     (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to Item 12(a).

Item 13.   Certain Relationships and Related Transactions

     The professional corporation of Thomas E. Clement, a director of the Corporation, is a partner of the law firm of Nixon, Hargrave, Devans & Doyle, which during fiscal year 1996 performed legal services for the Corporation and which the Corporation intends to retain to provide such services in fiscal year 1997.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

            1.  Financial Statement Schedule:

                Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended April 30, 1996, 1995 and 1994.

     Other schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

            2.  Exhibits:

                See Exhibit Index at Page 47 of this report.

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

                             GENESEE CORPORATION


        7/25/96                          By:  /s/John L. Wehle, Jr.
        (Date)                           John L. Wehle, Jr., Chairman,
                                         President and Chief Executive Officer


        7/25/96                          By:  /s/Edward J. Rompala
        (Date)                           Edward J. Rompala, Vice President
                                         and Treasurer (Principal Financial
                                         Officer)


        7/25/96                          By:  /s/Michael C. Atseff
        (Date)                           Michael C. Atseff, Controller

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/Stephen B. Ashley                      07/25/96                 Director
Stephen B. Ashley                            (Date)


  /s/William A. Buckingham                  07/25/96                  Director
William A. Buckingham                        (Date)


  /s/Thomas E. Clement                      07/25/96                   Director
Thomas E. Clement                            (Date)


  /s/Gary C. Geminn                         07/25/96                    Director
Gary C. Geminn                               (Date)


  /s/William J. Hoot                        07/25/96                    Director
William J. Hoot                              (Date)


  /s/Samuel T. Hubbard, Jr.                 07/25/96                    Director
Samuel T. Hubbard, Jr.                       (Date)


  /s/Robert N. Latella                      07/25/96                   Director
Robert N. Latella                            (Date)


  /s/Richard P. Miller, Jr.                 07/25/96                   Director
Richard P. Miller, Jr.                       (Date)


  /s/John D. Reifenrath                     07/25/96                   Director
John D. Reifenrath                           (Date)


  /s/Charles S. Wehle                       07/25/96                   Director
Charles S. Wehle                             (Date)


  /s/John L. Wehle, Jr.                     07/25/96                   Director
John L. Wehle, Jr.                           (Date)

                 Report of Independent Accountants



To the Board of Directors and Shareholders of Genesee Corporation:

     Under date of June 2, 1995, we reported on the consolidated balance sheet of Genesee Corporation and subsidiaries as of April 30, 1995, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years in the two-year period ended April 30, 1995, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1, the Corporation changed its method of accounting for debt and equity securities in fiscal 1995.

KPMG Peat Marwick LLP
Rochester, New York
June 2, 1995

                                                        SCHEDULE II


                        GENESEE CORPORATION
                         AND SUBSIDIARIES

          Consolidated Valuation and Qualifying Accounts

             Years ended April 30, 1996, 1995 and 1994

                                        Balance at        Additions                              Balance
                                        beginning         charged to                             at end
    Description                         of period         and expenses       Deductions          of period
    -----------       ----------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
1996
  Allowance for doubtful
    receivables                      $       565               25                 157                433
  Allowance for loss on idle
    plant and equipment                      457                -                   9                448
  Allowance for obsolete
    inventory                                 68               510                370                208

                      ----------------------------------------------------------------------------------------

                                     $     1,090               535                536              1,089
                      ========================================================================================
1995
  Allowance for doubtful
    receivables                      $       677               (10)               102                565
  Allowance for
    loss on idle                             486               457                486                457
    plant and equipment
  Allowance for obsolete
    inventory                                280                86                298                 68

                      ---------------------------------------------------------------------------------------

                                     $     1,443               533                886              1,090
                      =======================================================================================
1994
  Allowance for doubtful
     receivables                             712                (3)                32                677
  Allowance for loss on idle
    plant and equipment                      486                 -                  -                486
  Allowance for obsolete
    inventory                                 -                280                  -                280
  Allowance for malthouse
    shutdown costs                           353                 -                353                 -

                     ----------------------------------------------------------------------------------------

                                     $     1,551               277                385              1,443

                     ========================================================================================


                           Exhibit Index

- -------------------------------------------------------------------------------
 Number                          Document                                  Page
- -------------------------------------------------------------------------------
  3-1            Certificate of Incorporation (incorporated by reference    --
                 to Exhibit 3-1 to the Corporation's report on Form 10-K for the fiscal year ended April 30,1994).

  3-2            By-Laws  (incorporated by reference to Exhibit 3-2 to      --
                 the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995).

 10-1            1986 Genesee Incentive Bonus Plan, as amended in 1990      48

 10-2            1982 Incentive Stock Option Plan (incorporated by          --
                 reference to Exhibit 10-2 to the Corporation's report on Form 10-K for the fiscal year ended April 30,1994).

 10-3            1992 Stock Plan as amended in 1994  (incorporated by       --
                 reference to Exhibit 10-3 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995).

 10-4            Stock Bonus Incentive Program under 1992 Stock Plan        --
                 (incorporated by reference to Exhibit 10-6 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1992).

 10-5            Agreement with John L. Wehle, Jr. dated August 29,         --
                 1994 (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995).

 10-6            Executive Agreement with J. L. Wehle, Jr. dated            --
                 February 27, 1995  (incorporated by reference to
                 Exhibit 10-6 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995). Substantially identical agreements were executed with C.S. Wehle and R.N. Latella.

 10-7            Indemnification Agreement with J. L. Wehle, Jr. dated      --
                 June 8, 1989 (incorporated by reference to Exhibit 10-7 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995). Substantially identical agreements were executed with all other directors and officers of the Corporation.

   22            Subsidiaries of the Registrant                             54

                           Exhibit 10-1

                        GENESEE CORPORATION

                     1986 INCENTIVE BONUS PLAN


     Adopted by the Management Continuity Committee: September 5, 1986

     Ratified by the Board of Directors: October 23, 1986

     Amended: April 27, 1987; June 8, 1988; June 12, 1990

                        GENESEE CORPORATION
                     1986 INCENTIVE BONUS PLAN

Section 1       Purpose

     This Plan is intended to further the attainment of the Company's long-term profit and growth objectives by providing incentive to those key executives whose management and individual performance have a direct impact on achieving those objectives. The Plan also is expected to encourage the continued employment of the Company's key executives and to facilitate the recruiting of executive personnel in the future.

Section 2       Definitions

     As used herein, the following terms shall have the following meanings:

    (A) "Company" shall mean Genesee Corporation and its Subsidiaries, and their successors and assigns.

        "Brewery" shall mean The Genesee Brewing Company, Inc., its wholly owned subsidiary, Fred B. Koch Brewery and their successors and assigns.

    (B) "Plan" shall mean this Incentive Bonus Plan in its entirety, including any amendments thereof and any rules and regulations adopted pursuant hereto.

    (C) "Committee" shall mean the Management Continuity Committee of the Board of Directors of the Company (or such other successor Committee as may be appointed by the Board). The Committee shall consist of at least three members of the Board, none of whom shall be, while serving on the Committee, eligible to receive an award under the Plan.

    (D) "Eligible Employee" shall mean any employee of the Company who is a member of a select group of management employees and who, upon the recommendations Management of the Company and in the opinion of the Committee, is in a position to have a direct and significant impact on achieving the Company's long-term profit and growth objectives.

    (E) "Participant" shall mean an eligible employee to whom an incentive bonus award may be made under the Plan.

    (F) "Company Pre-Tax Income" shall mean the consolidated income of the Company for fiscal year before extraordinary items and before provisions for federal, state or other taxes on income. For purposes of the Plan, accruals or payments made pursuant to the Plan shall be excluded from expenses when calculating Company Pre-Tax Income.

    (G) "Brewery Operating Income" shall mean the income of the Brewery for a fiscal year before provisions for federal, state or other taxes on income and before interest income and "other income," solely from the manufacture and sales of malt beverages and operations incident thereto, including the manufacture and sales of malt as set forth on the Brewery's internal financial statements, applied on a consistent basis. For purposes of the Plan, accruals or payments made pursuant to the Plan shall by excluded from expenses when calculating Operating Income.

    (H) "Barrel Sales" shall mean the aggregate unit volume of sales of malt beverages during a fiscal year of the Company, expressed in terms of barrels sold.

    (I) "Subsidiary" shall mean any corporation of which, at the time of reference, 50% or more of the shares entitled to vote generally in an election of directors are owned directly or indirectly by Genesee Corporation or any Subsidiary thereof.

     Other terms shall have the respective meanings given them in succeeding sections of the Plan.

Section 3       Administration

     (A) The Plan shall be administered by the Committee. The Committee (acting by vote of a majority of the members present at the meeting at which a quorum if present) shall have the authority, in its sole discretion and form time to time:
(I) to designate the employees or classes of employees eligible to participate in the Plan; (ii) to grant awards under the Plan in such form and amount as the Committee shall determine; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; (iv) to interpret the Plan, to adopt, amend and rescind rules and regulations relating to the Plan, and to make all other determinations and take all other actions necessary or advisable for the implementation and administration of the Plan.

     (B) From time to time, the Committee in its sole discretion may make adjustments in the calculation of the quantitative targets established in an Award Year so that changes in accounting principles, extraordinary or unusual charges or credits, the effects of acquisitions, or mergers, consolidations, and other corporate transactions, and other elements of or factors influencing the calculation do not distort or affect the operation of the Plan in a manner inconsistent with the achievement of its purposes.

     (C) The decisions and determinations of the Committee on all matters relating to the Plan shall be final, conclusive, and binding upon all parties. In administering the Plan the Committee may employ accountants and counsel (who may be the independent auditors and outside counsel for the Company) and other persons to assist or render advice to it, all at the expense of the Company. No member of the Committee shall be liable for any action taken or decision made in good faith relating to the Plan or any award thereunder.

Section 4       Award Year

     An Award Year shall be a fiscal year of the Company in respect of which an incentive bonus award is made under this Plan.

Section 5       Incentive Bonus Awards

     (A) The Committee may from time to time, after receiving recommendations from the Chief Executive Officer of the Company, and subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe, grant one or more awards to one of more Eligible Employees (expressed in terms of percentages of salaries paid during an Award Year), based upon the achievement of quantitative targets established in respect of an Award Year.

     (B) The achievement of targets shall result in the payment to Participants of cash bonuses (subject to the provisions of Section 6 hereof). In establishing targets, the Committee shall determine three levels of awards, based upon the achievement of (1) minimum, (2) primary and (3) maximum levels of achieve- ment during an Award Year. In any case where the level achieved exceeds the primary target level but is less than the maximum target level, the bonus to be paid shall be increased so as to be proportionate to the difference between the two levels. Thus, for example, of the Operating Income target achieved is 50% of the difference between the primary target and the maximum target, the bonus to be paid shall be equal to the percentage of salary awarded for achieving the primary target plus 50% of the difference between that amount and the amount which would have been paid if the maximum target had been achieved.

     (C) There shall be three categories of Eligible Employees, each having a separate award level expressed as a percentage of the salary paid to him or her during the Award Year.

          (1) Chairman of the Board; President and Chief Executive Officer; and Executive Vice President and Chief Operating Officer.

          (2) All other officers of the Company; and

          (3) All other Eligible Employees

     (D) In addition, there shall be a discretionary component of awards, which shall also be expressed in terms of a percentage of salary. The percentages of salary established by the Committee for discretionary awards shall be the maximum awards payable upon the achievement of targets, within which the amounts to be paid to each Participant (which may range from no payments to the maximum amount payable) shall be determined by the Committee in the case of Category 1 employees, and the Chairman of the Board and the Chief Executive Officer in the case of all other employees, in their sole discretion after reviewing the performance and contributions of each Participant.

     (E) No Awards shall be made which, if maximum targets were achieved and the maximum discretionary award were paid, would result in an Award in excess of the following percentages of the salary paid to any Participant during the relevant Award Year: Category 1 employees: 60%; Category 2 employees: 50%; Category 3 employees: 30%.

Section 6       Payment of Awards

     Each participant shall elect prior to the commencement of each Award Year whether to receive all of part of any possible bonus award in cash. Unless a written election is made to receive the award in cash, payment of same will be deferred. Cash payments shall be made as soon as practicable after the Company has made the necessary calculations, and all payments shall be subject to the withholding of any required taxes.

Section 7       Deferral of Payment

     Bonus awards which are deferred will be credited to an account (''Deferred Account'') established by the Company for each Participant and will be subject to such conditions as the Committee may consider necessary to maintain an effective deferral.

Section 8       Deemed Investment of Deferred Amounts

     Even though this Plan is totally unfunded and will not result in assets being placed beyond the reach of the Company's creditors, each Participant will be able to select the basis on Deferred Account will be deemed to be invested in the T. Rowe Price family of mutual funds and each Participant shall be able to elect, from time to time on forms provided by the Company, in which fund or funds his Deferred Account shall be deemed invested. His Deferred Account shall be credited with earnings and losses as a means of measuring the amount in such account at any given time.

Section 9       Payment of Deferred Accounts

     Payment of a Participant's Deferred Account shall commence as soon as practicable after the Participant's termination of employment and shall be paid in not more than ten annual installments. The Committee shall consult with the Participant before determining the method and duration of such payments and shall endeavor to accommodate the wishes of the Participant. In the case of a Participant's death, payment shall be made in a lump sum to the Participant's estate. Payment may also be made without a termination of employment if a Participant makes a request on the basis of severe financial hardship, which is here defined as having been caused by an accident, illness or event (affecting either the Participant or his immediate family) beyond the control of the Participant. The Committee, in its sole discretion, shall decide whether such request qualifies as a hardship payment and shall limit the amount paid to the Participant to that reasonably necessary to eliminate the hardship.

Section 10      Termination of Employment

     Except as is herein provided, a Participant must continue in the employ of the Company through the conclusion of the Award Year in order to be eligible for payment of a bonus award.

     In the event a Participant's employment terminates prior to the end of the Award Year because of normal retirement on of after age 62, or disability under the Company's long term disability policy, or death, the Participant shall be entitled to a pro rata bonus based upon the percentage of the year completed prior to termination of employment.

Section 11      Amendment

     The Committee may from time to time amend, modify, suspend the operation of or terminate in whole or in part any or all of the provisions of the Plan, except that no such action shall deprive a Participant of any bonus award which has been earned.

Section 12      Reorganization

     In  the  event  that  Genesee   Corporation   ("Genesee")  is  merged  or
consolidated with another corporation and Genesee if not the surviving corporation, or in the event that a substantial part of the assets of Genesee are acquired by another corporation, or in the event of the reorganization or liquidation of Genesee (each such event being hereinafter referred to as a "Reorganization Event") or in the event that the Board of Directors of Genesee shall propose that Genesee enter into a Reorganization Event, then the Committee may in its discretion modify any outstanding awards on an equitable basis, including the modification of targets and/or the circumstances under which awards shall be deemed to have been earned.

Section 13      Newly Eligible Employees

     The Committee shall be entitled to make such rules, regulations, determinations and awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Plan after the commencement of an Award Year.

Section 14      Effective Date

     The Plan shall be effective as of May 1, 1986. The Committee may grant awards in respect of fiscal year of the Company ending April 30, 1987.

Section 15      Miscellaneous

     (A) No payment of Plan awards and no Deferred Account shall be subject in any manner to anticipation, alienation, pledge, transfer, or assignment, except by will or by the laws of descent and distribution and any attempt to anticipate, alienate, pledge, transfer, or assign shall be void.

     (B) Neither the granting of, nor any payout with respect to, any award under the Plan shall limit a Participant's right to receive, or to be eligible for, any other compensation or benefits.

     (C) The selection of an Eligible Employee as a Participant for an award shall not constitute a contract of employment between the Participant and the Company or otherwise entitle the Participant to remain in the employ of the Company.

     (D) Bonus awards will not be considered as compensation for the purpose of computing employee contributions or benefits under any Company profit sharing, retirement, pension, thrift, group life insurance or other employee benefit plan.

     (E) Each payment that is to be made in cash shall be from the general funds of the Company. No special or separate fund shall be established or other segregation of assets made to assure payout of any such Plan awards or amounts credited to Deferred Accounts. No Participant or other person shall have under any circumstances any interest whatever in any particular property or assets of the Company.

                            Exhibit 22


                           Subsidiaries

                Names                                   State of Incorporation
      The Genesee Brewing Company, Inc.                  New York

      Genesee Ventures, Inc.                             New York

      Ontario Foods, Incorporated                        New York

