Form 10-Q
period 1996-07-27
GENESEE CORP
filed 1996-09-10
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    JULY 27, 1996

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

                          Commission File Number 0 - 1653

                             GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

 STATE OF NEW YORK                                          16-0445920
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization                            Identification No.)

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


As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                       Number of Shares
                Class                  Outstanding


      Class A Common Stock (voting),            209,885
        par value $.50 per share


      Class B Common Stock (non-voting),      1,407,342
        par value $.50 per share

                            GENESEE CORPORATION
                              AND SUBSIDIARIES

                        Consolidated Balance Sheets
                      July 27, 1996 and April 30, 1996
                          (Dollars in thousands)

Assets                                                           July 27, 1996     April 30, 1996
Current assets:
   Cash and cash equivalents                                       $    4,234         2,560
   Marketable securities available for sale                            33,261        34,896
   Trade accounts receivable, less allowance for doubtful
     receivables of $390 at July 27, 1996; $433 at April 30, 1996      13,640        13,168
   Inventories, at lower of cost (first-in, first-out) or market       13,062        11,959
   Deferred income tax assets                                             899           898
   Other current assets                                                 1,701         1,376

        Total current assets                                           66,797        64,857

Net property, plant and equipment                                      30,642        30,306
Investment in and notes receivable from
   unconsolidated real estate partnerships                              8,469         8,466
Investment in direct financing and leveraged leases                    28,024        28,092
Other assets                                                            2,149         2,314

        Total assets                                                  136,081       134,035

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                    10,349        10,210
   Income taxes payable                                                 1,298           455
   Federal and state beer taxes payable                                 1,956         2,246
   Accrued expenses and other                                           6,592         5,827

Total current liabilities                                              20,195        18,738

Deferred income tax liabilities                                         7,321         7,482
Accrued postretirement benefits                                        15,593        15,526
Other liabilities                                                         405           428

        Total liabilities                                              43,514        42,174

Minority interests in consolidated subsidiaries                         1,608         1,527
Shareholders' equity:
   Common stock:
     Class A                                                              105           105
     Class B                                                              753           753
   Additional paid-in capital                                           5,849         5,839
   Retained earnings                                                   88,112        87,285
   Less unrealized loss on marketable securities, net of income taxes    (355)         (113)
   Less treasury stock, at cost                                         3,505         3,535
        Total shareholders' equity                                     90,959        90,334

        Total liabilities and shareholders' equity                  $ 136,081       134,035

        See accompanying notes to consolidated financial statements

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

          Consolidated Statements of Earnings and Retained Earnings
             Thirteen Weeks Ended July 27, 1996 and July 29, 1995
                (Dollars in thousands, except per share data)

                                                                1996                 1995
Revenues                                                    $  51,569               50,272

Federal and state beer taxes                                   11,225               11,909
    Net revenues                                               40,344               38,363

Cost of sales                                                  29,695               29,196
     Gross profit                                              10,649                9,167

Selling, general and administrative expenses                    8,950                8,358
     Operating income                                           1,699                  809

Investment income                                                 604                  822
Other income / (expense), net                                      60                   (7)
Interest of minority partners in earnings of
     consolidated subsidiaries                                   (188)                (122)

Earnings before income taxes                                    2,175                1,502

Income taxes                                                      783                  601

Net earnings - $ .86 per share in 1996
     and $ .56 in 1996                                          1,392                  901

Retained earnings at beginning of period                       87,285               86,870

     Less: dividends - $ .35 per share in 1996
           and $ .35 per share in 1995                            565                  562

Retained earnings at end of period                             88,112               87,209

          See accompanying notes to consolidated financial statements

                             GENESEE CORPORATION
                               AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

              Thrirteen Weeks Ended July 27, 1996 and July 29, 1995
                            (Dollars in thousands)


                                                                 1996            1995
Cash flows from operating activities:
   Net earnings                                              $   1,392             901
   Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation                                           1,244           1,247
          Deferred tax provision                                    (1)              0
          Other                                                    231             129
Changes in non-cash assets and liabilities:
          Trade accounts receivable                               (515)         (2,385)
          Inventories                                           (1,103)            752
          Other assets                                            (160)           (567)
          Accounts payable                                         139            (642)
          Accrued expense and other                                765            (160)
          Income taxes payable                                     843             317
          Federal and state beer taxes                            (290)            316
          Accrued postretirement benefits                           67               0
          Other liabilities                                        (23)            136

        Net cash provided by operating activities           $    2,589              44

Cash flows from investing activities:
   Capital expenditures                                     $   (1,580)          (1,767)
   Sales of marketable securities                                4,220            1,470
   Purchases of marketable securities                           (2,988)          (2,976)
   Investments in and advances to unconsolidated
     real estate partnerships, net of distributions                 (3)             (16)
   Net investment in direct financing and leveraged leases          68             (333)
   Withdrawals by minority interest                               (107)            (181)
   Repayment of real estate mortgage receivable                      0            5,805

      Net cash (used in)provided by investing activities          (390)           2,002

Cash flows from financing activities:
   Principal payments on long-term debt                              0           (4,038)
   Payment of dividends                                           (565)            (561)
   Net proceeds from treasury stock transactions                    40               34

      Net cash (used in) financing activities                     (525)          (4,565)

        Net increase / (decrease) in cash and
            cash equivalents                                     1,674           (2,519)

Cash and cash equivalents at beginning of year                   2,560           10,422

Cash and cash equivalents at end of period                  $    4,234            7,903

      See accoumpanying notes to conolidated financial statements

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at April 30, 1996 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended April 30, 1996.

NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,616,709 for the thirteen week period ended July 27, 1996 and 1,602,897 for the thirteen week period ended July 29, 1995.

NOTE (C)   Inventories are summarized as follows:
                                       (Dollars in Thousands)
                                July 27, 1996           April 30, 1996

           Finished goods         $   3,506               $   3,219
           Goods in process           2,532                   1,891
           Raw materials, containers
           and packaging supplies     7,024                   6,849

                Total inventories  $ 13,062               $  11,959

                              GENESEE CORPORATION

Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations


Comparison  of 13 weeks  ended July 27,  1996 to 13 weeks  ended July
29, 1995


      Consolidated net revenues for the thirteen weeks ended July 27, 1996 were $40.3 million, an increase of $1.9 million over the consolidated net revenues reported for the same period last year. The higher revenues were the result of higher private label sales at Ontario Foods and higher craft brand sales and increased revenues from the general price increase and contract brewing at Genesee Brewing Company.

      On a consolidated basis, the Corporation reported operating income of $1.7 million for the first quarter this year compared to operating income of $800,000 for the same period last year. Each of the Corporation's three subsidiaries, Genesee Brewing Company, Ontario Foods, and Genesee Ventures showed improved operating results in the first quarter this year compared to last year.

      The Corporation reported consolidated net earnings of $1.4 million, or $.86 per share, in the first quarter this year, compared to net earnings of $900,000, or $.56 per share, for the same period last year. The effective income tax rate for the first quarter of fiscal 1997 was 36%, down from 40% in the first quarter of fiscal 1996, due to lower expected income tax expense.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the first quarter were $34.8 million, an increase of $729,000 from last year's first quarter net sales. Barrel sales for the first quarter however were down 1.5% due to much lower sales volume in Genesee Brewing Company's core brands. Intense competition and poor weather early in the first quarter contributed to the lower than expected sales of core products. Overall barrelage trends benefitted from continued growth in the sales of the HighFalls craft brands and growth of contract brewing for Boston Beer Company. In addition, the higher sales revenues were due to a general industry price increase that went into effect late in fiscal 1996.

      Genesee Brewing Company's gross profit increased to $9.7 million, or 27.8% of net sales, in the first quarter of fiscal 1997, compared to $8.5 million, or 24.9% of net sales, in the first quarter of fiscal 1996. The increase in gross profit was primarily the result of the general price increase and lower aluminum can costs.

      Genesee Brewing Company's selling, general and administrative expenses were up $560,000 in the first quarter of fiscal 1997 compared to the same period last year. This increase is primarily the result of the timing of sales and marketing expenditures.

      The decrease in aluminum can costs, higher selling prices and contract brewing revenues all contributed to Genesee Brewing
Company's improved operating performance. First quarter operating income for Genesee Brewing Company was $1.3 million, compared to operating income of $723,000 in the first quarter last year.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


      In July 1996, Genesee Brewing Company's HighFalls division entered into an agreement with Upper Canada Brewing Company Limited (a Toronto-based microbrewery, which is publicly traded on the Toronto Stock Exchange) to test market certain Upper Canada products in selected markets in the United States. Commencing in late August 1996, distribution and sales of Upper Canada Brewing Company's products began in selected eastern U.S. markets. If this test is successful, the High Falls division will expand distribution of the Upper Canada brands to additional markets in 1997.

      During the first quarter of fiscal 1997, Genesee Brewing Company continued to improve capacity utilization by strengthening its contract brewing relationship with Boston Beer Company. Genesee Brewing Company agreed to produce several seasonal products for Boston Beer Company with production on the first seasonal product commencing in July 1996. Production of other seasonal products was scheduled for the second and third quarters. Production on each of these seasonal products is expected to be concentrated in two to three month production periods. Genesee Brewing Company is working with Boston Beer Company to add other brands to the contract as demand dictates and capacity permits.

Ontario Foods

      Net sales for Ontario Foods were $4.9 million in the first quarter of fiscal 1997, compared to $3.9 million for the first quarter last year. The sales increase was attributable to continued growth in side dish sales and higher sales of iced tea mix. Private label sales were up more than $1.5 million compared to the first quarter last year.

      Ontario Foods reported a first quarter operating loss of $145,000, compared to a $173,000 operating loss in the first quarter last year. The first quarter is typically Ontario Foods' least profitable due to higher sales of low margin sugar based drink mixes. In addition, the first quarter operating performance this year was adversely impacted by the loss of a major contract customer which moved production of an infant cereal product to its own production facility late in fiscal 1996. This is not unusual in the contract manufacturing business. Contract customers often move volume back into their own plants once a product has attained general market acceptance and sufficient volume. The first quarter last year included
approximately   $400,000  of  sales  from  this discontinued business.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $641,000 for the first quarter of fiscal 1997, compared to $394,000 for the first quarter of fiscal 1996. The higher operating income was primarily due to gains realized from the sale of equipment that came off lease in the first quarter and to an increase in lease revenue resulting from the nearly $26 million (gross equipment cost) in leases that closed in fiscal 1996.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $37.5 million at July 27, 1996 and at April 30, 1996.

      Trade receivables at July 27, 1996 were approximately $470,000 higher than the balances reported at April 30, 1996 due to the price increase that went into effect late in the fourth quarter of fiscal 1996.

      Inventories at July 27, 1996 were approximately $1.1 million higher than the balances reported at April 30, 1996 due to first quarter sales volume being lower than anticipated.

      Other current assets increased $325,000 due to prepaid real estate taxes and insurance expenses.

      In May 1996, Genesee Brewing Company commenced work on a $2 million capital project to install a new keg filling system to replace one of its two keg filling lines. The new system will also require a substantial investment in new cooperage that Genesee
Brewing Company expects to make over the next few years. These improvements will allow Genesee Brewing Company to package its draft products in both of the draft dispensing systems utilized by the retail trade.

      Current liabilities at July 27, 1996 increased approximately $1.5 million from fiscal year end primarily due to accrued income taxes payable. The increase in accrued income taxes payable reflects the timing of tax payments.

      The Corporation expects to fund future capital needs internally as it has in the past. With respect to real esate and equipment leasing, such investments may also include a debt component, generally obtained on a non-recourse basis.

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



                               GENESEE CORPORATION


Date:    9/10/96                / s /  Mark W. Leunig
                               Mark W. Leunig
                               Vice President and Secretary



Date:    9/10/96                / s /  Edward J. Rompala
                               Edward J. Rompala
                               Vice President and Treasurer