Form 10-Q
period 1996-10-26
GENESEE CORP
filed 1996-12-10
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  OCTOBER 26, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to  _________

                     Commission File Number   0 - 1653_

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
        par value $.50 per share

                                   GENESEE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                    October 26, 1996 and April 30, 1996

                                                                                      UNAUDITED                         AUDITED
(Dollars in Thousands)                                                            October 26, 1996                  April 30, 1996

ASSETS
  Current assets:
  Cash and cash equivalents                                                      $       2,066                           2,560
  Marketable securities available for sale                                              34,923                          34,896
  Trade accounts receivable, less allowance for doubtful receivables
    of $397 at October 26, 1996; $433 at April 30, 1996                                 11,929                          13,168
  Inventories, at lower of cost (first-in, first-out) or market                         12,625                          11,959
    Deferred income tax assets                                                             899                             898
    Other current assets                                                                 1,288                           1,376
        Total current assets                                                            63,730                          64,857

  Net property, plant and equipment                                                     30,424                          30,306
  Investment in and notes receivable from unconsolidated real estate partnerships        8,413                           8,466
  Investments in direct financing and leveraged leases                                  28,883                          28,092
  Other assets                                                                           2,625                           2,314
        Total assets                                                                   134,075                         134,035

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                     9,439                          10,210
    Income taxes payable                                                                   707                             455
    Federal and state beer taxes payable                                                 1,398                           2,246
    Accrued expenses and other                                                           6,335                           5,827

  Total current liabilities                                                             17,879                          18,738

    Deferred income tax liabilities                                                      7,814                           7,482
    Accrued postretirement benefits                                                     15,593                          15,526
    Other liabilities                                                                      405                             428

        Total liabilities                                                               41,691                          42,174

  Minority interests in consolidated subsidiaries                                        1,689                           1,527
  Shareholders' equity:
     Common stock Class A                                                                  105                             105
     Common stock Class B                                                                  753                             753
     Additional paid-in capital                                                          5,849                           5,839
     Retained earnings                                                                  87,015                          87,285
     Unrealized gain / (loss) on marketable securities, net of income taxes                478                            (113)
     Less treasury stock, at cost                                                        3,505                           3,535
        Total shareholders' equity                                                      90,695                          90,334

        Total liabilities and shareholders' equity                              $      134,075                         134,035

        See accompanying notes to consolidated financial statements.

                        GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS
                              OF EARNINGS AND RETAINED EARNINGS
                  Thirteen Weeks Ended October 26, 1996 and October 28, 1995

(Dollars in Thousands,
Except Per Share Data)

                                                                                        UNAUDITED


                                                                            1996                        1995
Revenues                                                                  $47,296                      45,251

Federal and state beer taxes                                               10,241                       9,925
   Net revenues                                                            37,055                      35,326

Cost of sales                                                              28,630                      27,778
   Gross profit                                                             8,425                       7,548

Selling, general and administrative expenses                                8,818                       8,521
   Operating income / (loss)                                                 (393)                       (973)

Investment income                                                             528                         780
Other income / (expense), net                                                  83                          82
Interest of minority partners in earnings of
   consolidated subsidiaries                                                 (161)                       (193)

Earnings / (loss) before income taxes                                          57                        (304)

Income taxes                                                                   21                        (122)

Net earnings / (loss) - $.02 per share in 1996
   and ($.11) in 1995                                                          36                        (182)

Retained earnings at beginning of period                                   88,112                      87,209

   Less: dividends - $.70 per share in 1996
         and $.70 per share in 1995                                         1,133                       1,132

Retained earnings at end of period                                        $87,015                      85,895

    See accompanying notes to consolidated financial statements.


                      GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS
                                OF EARNINGS AND RETAINED EARNINGS
                   Twenty Six Weeks Ended October 26, 1996 and October 28, 1995

(Dollars in Thousands,
Except Per Share Data)

                                                                                               UNAUDITED

                                                                                   1996                         1995
Revenues                                                                        $98,864                       95,523

         Federal and state beer taxes                                            21,466                       21,834

Net revenues                                                                     77,398                       73,689

          Cost of sales                                                          58,325                       56,974

Gross profit                                                                     19,073                       16,715

           Selling, general and administrative expenses                          17,767                       16,879

Operating income / (loss)                                                         1,306                         (164)

          Investment income                                                       1,132                        1,602
          Other income / (expense), net                                             143                           75
          Interest of minority partners in earnings of
              consolidated subsidiaries                                            (349)                        (315)

Earnings before income taxes                                                      2,232                        1,198

         Income taxes                                                               804                          479

Net earnings - $.88 per share in 1996
   and $.45 in 1995                                                               1,428                          719

Retained earnings at beginning of period                                         87,285                       86,869

         Less: Dividends - $1.05 per share in 1996
                  and $1.05 per share in 1995                                     1,698                        1,693

Retained earnings at end of period                                              $87,015                       85,895

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Twenty Six Weeks Ended October 26, 1996 and October 28, 1995

                                                                                                            UNAUDITED
(Dollars in thousands)                                                                             1996                  1995

Cash flows from operating activities:
    Net earnings                                                                           $      1,428                    719
    Adjustments to reconcile net income to net
      cash provided by operating activities:
            Depreciation                                                                          2,431                  2,430
            Loss on disposition of assets                                                            64                      0
            Deferred tax provision                                                                   (1)                   113
            Other                                                                                   315                    326
    Changes in non-cash assets and liabilities:
            Trade accounts receivable                                                             1,275                    594
            Inventories                                                                            (666)                   514
            Other assets                                                                           (223)                (1,746)
            Accounts payable                                                                       (771)                  (458)
            Accrued expenses and other                                                              507                   (656)
            Income taxes payable                                                                    252                     26
            Federal and state beer taxes                                                           (848)                  (477)
            Accrued postretirement benefits                                                          67                      0
            Other liabilities                                                                       (23)                   135
                      Net cash provided by operating activities                                   3,807                  1,520

Cash flows from investing activities:
    Capital expenditures                                                                         (2,549)                (3,640)
    Sales of marketable securities                                                                5,861                  3,058
    Purchases of marketable securities                                                           (5,029)                (5,463)
    Investments in and advances to unconsolidated real
       real estate investments, net of distributions                                                 53                 (4,223)
    Net investment in direct financing and leveraged leases                                        (792)                   396
    Withdrawals by minority interest                                                               (187)                  (351)
    Repayment of real estate mortgage receivable                                                      0                  5,807
                      Net cash used in investing activities                                      (2,643)                (4,416)

Cash flows from financing activities:
    Principal payments on long term debt                                                              0                 (4,038)
    Payment of dividends                                                                         (1,698)                (1,693)
    Net proceeds from  treasury stock transactions                                                   40                    430
                      Net cash used in financing activities                                      (1,658)                (5,301)

Net increase / (decrease) in cash and cash equivalents                                             (494)                (8,197)

Cash and cash equivalents at beginning of the year                                                2,560                 10,422

            Cash and cash equivalents at end of the period                                 $      2,066                  2,225

See accompanying notes to consolidated financial statements.

                            GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at April 30, 1996 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended April 30, 1996.

NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,617,227 for the thirteen week period ended October 26, 1996 and 1,608,726 for the thirteen week period ended October 28, 1995. The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,616,971 for the twenty six weeks ended October 26, 1996 and 1,605,576 for the twenty six weeks ended October 28, 1995.

NOTE (C)   Inventories are summarized as follows:

                                                                         Dollars in thousands
                                                               October 26, 1996         April 30, 1996
           Finished goods                                           $   4,043            $   3,219
           Goods in process                                             1,936                1,891
           Raw materials, containers and packaging supplies             6,646                6,849
                Total inventories                                   $  12,625            $  11,959


                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations


Comparison  of 13 weeks  ended  October  26,  1996 to 13  weeks  ended
October 28, 1995


      Consolidated net revenues for the thirteen weeks ended October 26, 1996 were $37.1 million, an increase of $1.8 million over consolidated net revenues reported for the same period last year. The higher revenues were primarily due to increased sales by Genesee Brewing Company.

      On a consolidated basis, the Corporation reported net earnings of $36,000, or $.02 per share in the second quarter this year, compared to a net loss of $182,000, or $.11 per share, for the same period last year. The higher profit relative to last year was primarily attributable to improved performance by Genesee Brewing Company.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the second quarter were $30.6 million, an increase of $1.9 million from last year's second quarter net sales of $28.7 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were up 36,000 barrels, or 7.7%. The increases in net sales and barrel sales were partially attributable to higher volume under the contract with Boston Beer Company. Volume under this contract was up 78,000 barrels compared to the second quarter last year when production had just commenced. In addition, sales of Genesee Brewing Company's HighFalls craft brands continued to grow, with second quarter barrels sales up 21,000 barrels, or 27%, relative to the same period a year ago. Sales of Genesee Brewing Company's established core brands, however, continued to decline.

      Sales revenues in the second quarter this year benefited from a general industry price increase that went into effect late in fiscal 1996. This price increase also had a favorable affect on Genesee Brewing Company's gross profit which increased to $7.1 million, or 23.2% of net sales, in the second quarter of fiscal 1997, compared to $6.0 million, or 20.9% of net sales, in the second quarter of fiscal 1996. The increase in gross profit is also attributable to lower aluminum can costs.

      Genesee Brewing Company's selling, general and administrative expenses were up $296,000 in the second quarter of fiscal 1997 compared to the same period last year. The increase was primarily due to the timing of planned increases in sales and marketing expenditures, primarily to support the company's HighFalls brands, including expansion into new markets.

      Genesee Brewing Company showed an operating loss of $1.1 million for the second quarter this year versus a $1.8 million operating loss for the second quarter last year. Increased contract brewing and HighFalls volume, higher selling prices and lower aluminum can costs all contributed to Genesee Brewing Company's improved profit performance in the second quarter of fiscal 1997.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


Ontario Foods

      Second quarter net sales for Ontario Foods were $5.9 million, compared to $6.1 million for the second quarter last year. The sales decrease is attributable to lower contract sales resulting from the loss of a major contract customer that moved production to its own production facility late in fiscal 1996. Despite lower overall sales, private label sales increased by $260,000 compared to the second quarter last year, due primarily to the continued growth in the company's line of noodles and rice side dish products.

      The lower contract sales had an adverse effect on profitability, which was only partially offset by private label sales. Ontario Foods reported a second quarter operating profit of $281,000, compared to $489,000 of operating income reported in the second quarter last year. In addition to the lower contract sales, Ontario Food's margins were adversely affected by higher sugar prices and freight costs.


Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $558,000 for the second quarter of fiscal 1997, compared to $553,000 for the second quarter of fiscal 1996. Lease revenues continued to be strong, showing the effect of the large volume of leases closed last year. Genesee Ventures' real estate investments maintained high occupancy rates and performance was generally on plan for the second quarter.


Comparison  of 26 weeks  ended  October  26,  1996 to 26  weeks  ended
October 28, 1995

      Consolidated net revenues for the twenty-six weeks ended October 26, 1996 were $77.4 million, an increase of $3.7 million from the consolidated net revenues of $73.7 million reported for the same period last year. The higher revenues were the result of higher malt beverage sales, side dish sales and lease revenues.

      On a consolidated basis, the Corporation reported net earnings of $1.4 million, or $.88 per share, for the first half this year, compared to net earnings of $719,000, or $.45 per share, for the same period last year. The $709,000, or $.43 per share, increase in net earnings was primarily attributable to Genesee Brewing Company's improvement in operating performance.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


Genesee Brewing Company

      Genesee Brewing Company's net sales in the first half of fiscal 1997 were $65.4 million, an increase of $2.6 million, or 4.1%, from the prior year's net sales of $62.8 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were up 27,000 barrels, or 2.7%, in the first half of fiscal 1997. The increases in net sales and barrel sales for the Genesee Brewing Company were the result of sales under the Boston Beer Company contract, which totaled 129,000 barrels in the first half of this year compared to 4,000 barrels in the same period last year, an increase of 69,000 barrels, or 46%, in HighFalls craft brand sales, and increased unit prices as a result of the general industry price increase.

      Genesee Brewing Company's gross profit was $16.8 million, or 25.6% of net sales, in the first half of fiscal 1997, compared to $14.5 million, or 23.1% of net sales, in the first half of fiscal
1996. The 2.5% increase in gross profit as a percent of net sales was primarily the result of the industry price increase as well as a reduction in the cost of aluminum cans.

      Genesee Brewing Company's selling, general and administrative expense increased $888,000 in the first half of fiscal 1997 compared to the same period last year. The increase was primarily due to the timing of planned increases in selling and marketing expenditures to support the growth of the company's HighFalls brands, including expansion into new markets.

      Operating profit was $282,000 for the first half of this year compared to an operating loss of $1.1 million reported in the first half of last year. Increased contract brewing and HighFalls volume, higher selling prices and lower aluminum can costs all contributed to Genesee Brewing Company's improved profit performance in the first half of fiscal 1997.


Ontario Foods

      Net sales for Ontario Foods were $10.7 million in the first half of fiscal 1997, compared to $9.9 million for the first half last year. The increase in net sales of $800,000, or 8.0%, for the first half was attributable to continued growth in side dish sales.

      Ontario Foods reported operating income of $136,000 for the first half of fiscal 1997, compared to operating income of $316,000 for the same period last year. The decrease in operating income was due primarily to lower contract manufacturing revenues and to an increase in sugar costs.

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $1.2 million for the first half of fiscal 1997, compared to $947,000 for the first half of fiscal 1996. The increase in operating income was primarily attributable to higher lease revenues from Cheyenne
Leasing. Cheyenne Leasing's strong revenues are due in turn to the high volume of leases closed in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $37.0 million at October 26, 1996, compared to $37.5 million at April 30, 1996.

      Trade receivables at October 26, 1996 were approximately $1.2 million lower than the balances reported at April 30, 1996. The peak selling season for Genesee Brewing Company is typically April through August. Genesee Brewing Company's receivables are traditionally higher at fiscal year end and throughout the summer months.

      Inventories at October 26, 1996 were $666,000 higher than the balances reported at April 30, 1996. The higher inventory balances were due primarily to increased inventories for Boston Beer Company. In addition, Ontario Foods typically purchases sugar during the fall and winter months to take advantage of lower material prices for spring and summer production of iced tea and drink mixes. Ontario Foods' sugar inventories therefore typically begin to increase in the fall.

      During fiscal 1997, Genesee Brewing Company initiated work on a multi-million dollar capital project to install a new keg filling system. This new system will enhance Genesee's packaging capabilities and allow it to package draft beer for both types of draft dispensing systems currently used by the retail trade. The system is expected to be in service prior to the end of the third quarter and is expected to cost in excess of $5 million, which will be funded internally. At the end of the second quarter of fiscal 1997, $1.1 million had been spent on this project.

      The Corporation expects to fund future capital needs internally as it has in the past. With respect to real estate and equipment leasing, such investments may also include a debt component, generally obtained on a non-recourse basis.

      Current liabilities at October 26, 1996 were down $859,000 from fiscal year end. This decrease was primarily attributable to timing of federal and state beer tax payments.

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


      During the second quarter this year, the mortgage on the Clinton Square office building (in which the Corporation has both a partner's and creditor's interest) was extended for one year with the existing lender. As part of that extension, the Corporation agreed to extend its $2.5 million limited guarantee of the mortgage loan for one year. The building is currently 97% occupied, operating on plan and in compliance with all covenants and obligations contained in the mortgage loan agreement. The building has an appraised value in excess of the debt against the building. In addition, the other partners have provided Genesee Corporation with additional collateral to secure the Corporation's obligation under its guaranty to the bank.

      To enhance the Corporation's opportunities for future growth and to capitalize on its strong financial condition, the Corporation's long term strategy includes plans to seek investment opportunities outside its core brewing business. The Corporation will continue to search for and develop such opportunities.


PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings

      In September 1992, Myrtha Hernandez, doing business as Upstate Returns, commenced a lawsuit in U.S. District Court for the Western District of New York against Genesee Brewing Company and beer distributors and soft drink bottlers in Rochester, New York. The lawsuit alleged that Genesee Brewing Company conspired with the other defendants in violation of federal and state antitrust statutes to prohibit and restrain the plaintiff from entering the beverage container recycling business. The complaint sought compensatory damages of $1,000,000, trebling thereof under applicable antitrust statutes, punitive damages of $15,000,000, attorneys fees, costs and disbursements. The District Court granted summary judgment in favor of Genesee Brewing Company and the other defendants in May 1995. The Second Circuit Court of Appeals rejected the plaintiff's appeal of the District Court decision granting summary judgment. In April 1996, the plaintiff filed a motion with the District Court to reopen the case. The District Court denied this motion and the plaintiff has appealed the denial to the Second Circuit Court of Appeals.

                            GENESEE CORPORATION


Item 4.      Submission of Matters to Vote of Security Holders

      The Corporation's annual meeting of Class A shareholders was held on October 24, 1996. At the annual meeting, shareholders elected Stephen B. Ashley, Thomas E. Clement and John L. Wehle, Jr. to serve as directors until the annual meeting of shareholders in 1999. The terms of office of William A. Buckingham, Gary C. Geminn, William J. Hoot, Samuel T. Hubbard, Jr., Robert N. Latella, Richard
P. Miller, Jr., John D. Reifenrath and Charles S. Wehle continued after the annual meeting of shareholders.


Item 6.      Exhibits and Reports on Form 8-K

    (a)         No exhibits are being filed with this report.

    (b) The Corporation did not file any report on Form 8-K during the quarter for which this report is filed.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GENESEE CORPORATION


Date:   12/10/96                           / s /  Robert N. Latella
                               Robert N. Latella
                               Executive Vice President
                               and Chief Operating Officer



Date:   12/10/96                           / s /  Edward J. Rompala
                               Edward J. Rompala
                               Vice President and Treasurer