Form 10-Q
period 1997-01-27
GENESEE CORP
filed 1997-03-11
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended  JANUARY 25, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from        to

Commission File Number   0-1653

                               GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

 STATE OF NEW YORK                                        16-0445920
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 445 St. Paul Street, Rochester, New York                             14605
 (Address of principal executive offices)                           (ZipCode)

Registrant's telephone number, including area code   (716)  546-1030

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
        par value $.50 per share

                                   GENESEE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                    January 25, 1997 and April 30, 1996

                                                                                      UNAUDITED                         AUDITED
(Dollars in Thousands)                                                            January 25, 1997                  April 30, 1996

ASSETS
  Current assets:
  Cash and cash equivalents                                                      $       1,925                           2,560
  Marketable securities available for sale                                              32,042                          34,896
  Trade accounts receivable, less allowance for doubtful receivables
    of $402 at January 25, 1997; $433 at April 30, 1996                                 11,235                          13,168
  Inventories, at lower of cost (first-in, first-out) or market                         12,983                          11,959
  Deferred income tax assets                                                               899                             898
  Other current assets                                                                   1,238                           1,376
        Total current assets                                                            60,322                          64,857

  Net property, plant and equipment                                                     32,779                          30,306
  Investment in and notes receivable from unconsolidated real estate partnerships        8,345                           8,466
  Investments in direct financing and leveraged leases                                  31,899                          28,092
  Other assets                                                                           2,403                           2,314
        Total assets                                                                   135,748                         134,035

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                     9,360                          10,210
    Income taxes payable                                                                   935                             455
    Federal and state beer taxes payable                                                   918                           2,246
    Accrued expenses and other                                                           7,617                           5,827

  Total current liabilities                                                             18,830                          18,738

    Deferred income tax liabilities                                                      7,899                           7,482
    Accrued postretirement benefits                                                     15,526                          15,526
    Other liabilities                                                                      405                             428

        Total liabilities                                                               42,660                          42,174

  Minority interests in consolidated subsidiaries                                        1,828                           1,527
  Shareholders' equity:
     Common stock Class A                                                                  105                             105
     Common stock Class B                                                                  753                             753
     Additional paid-in capital                                                          5,849                           5,839
     Retained earnings                                                                  87,429                          87,285
     Unrealized gain / (loss) on marketable securities, net of income taxes                629                            (113)
     Less treasury stock, at cost                                                        3,505                           3,535
        Total shareholders' equity                                                      91,260                          90,334

        Total liabilities and shareholders' equity                              $      135,748                         134,035

        See accompanying notes to consolidated financial statements.

                                      GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS
                                               OF EARNINGS AND RETAINED EARNINGS
                                  Thirteen Weeks Ended January 25, 1997 and January 27, 1996

(Dollars in Thousands,
Except Per Share Data)

                                                                                        UNAUDITED


                                                                            1997                        1996
Revenues                                                                  $44,644                      41,358

Federal and state beer taxes                                                9,315                       8,990
   Net revenues                                                            35,329                      32,368

Cost of sales                                                              27,557                      25,638
   Gross profit                                                             7,772                       6,730

Selling, general and administrative expenses                                8,242                       7,486
   Operating loss                                                            (470)                       (756)

Investment income                                                           1,120                         959
Other income / (expense), net                                                 150                          99
Interest of minority partners in earnings of
   consolidated subsidiaries                                                 (154)                       (204)

Earnings before income taxes                                                  646                          98

Income taxes                                                                  232                          39

Net earnings - $.26 per share in 1997
   and $.04 in 1996                                                           414                          59

Retained earnings at beginning of period                                   87,015                      85,895


Retained earnings at end of period                                        $87,429                      85,954

    See accompanying notes to consolidated financial statements.


                                   GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS
                                         OF EARNINGS AND RETAINED EARNINGS
                            Thirty Nine Weeks Ended January 25, 1997 and January 27, 1996

(Dollars in Thousands,
Except Per Share Data)

                                                                                               UNAUDITED

                                                                                   1997                        1996
Revenues                                                                        $143,508                     136,881

  Federal and state beer taxes                                                    30,780                      30,824

Net revenues                                                                     112,728                     106,057

  Cost of sales                                                                   85,881                      82,612

Gross profit                                                                      26,847                      23,445

  Selling, general and administrative expenses                                    26,010                      24,366

Operating income / (loss)                                                            837                        (921)

  Investment income                                                                2,252                       2,561
  Other income / (expense), net                                                      292                         175
  Interest of minority partners in earnings of
    consolidated subsidiaries                                                       (503)                       (519)

Earnings before income taxes                                                       2,878                       1,296

  Income taxes                                                                     1,036                         518

Net earnings - $1.14 per share in 1997
    and $.48 in 1996                                                               1,842                         778

Retained earnings at beginning of period                                          87,285                      86,870

  Less: Dividends - $1.05 per share in 1997
    and $1.05 per share in 1996                                                    1,698                       1,694

Retained earnings at end of period                                               $87,429                      85,954

See accompanying notes to consolidated financial statements.


                                            GENESEE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Thiry Nine Weeks Ended January 25, 1997 and Janaury 27, 1996


                                                                                                            UNAUDITED
(Dollars in thousands)                                                                             1997                 1996

Cash flows from operating activities:
    Net earnings                                                                           $      1,842                    778
    Adjustments to reconcile net income to net
      cash provided by operating activities:
            Depreciation                                                                          3,549                  3,348
            Gain on disposition of assets                                                          (188)                     0
            Deferred tax provision                                                                   (1)                   111
            Other                                                                                   474                    538
    Changes in non-cash assets and liabilities:
            Trade accounts receivable                                                             1,964                  2,219
            Inventories                                                                          (1,024)                 1,689
            Other assets                                                                             49                   (666)
            Accounts payable                                                                       (850)                  (790)
            Accrued expenses and other                                                            1,790                 (1,208)
            Income taxes payable                                                                    480                   (446)
            Federal and state beer taxes                                                         (1,328)                  (888)
            Other liabilities                                                                       (23)                   120

                      Net cash provided by operating activities                                   6,734                  4,805

Cash flows from investing activities:
    Capital expenditures                                                                         (6,024)                (4,862)
    Sales of marketable securities                                                               11,694                  8,568
    Purchases of marketable securities                                                           (7,493)                (8,407)
    Investments in and advances to unconsolidated real
       real estate investments, net of distributions                                                121                 (4,164)
    Net investment in direct financing and leveraged leases                                      (3,807)                (3,578)
    Withdrawals by minority interest                                                               (202)                  (470)
    Repayment of real estate mortgage receivable                                                      0                  5,807

                      Net cash used in investing activities                                      (5,711)                (7,106)

Cash flows from financing activities:
    Principal payments on long term debt                                                              0                 (4,038)
    Payment of dividends                                                                         (1,698)                (1,693)
    Net proceeds from  treasury stock transactions                                                   40                    430

                      Net cash used in financing activities                                      (1,658)                (5,301)

Net decrease in cash and cash equivalents                                                          (635)                (7,602)

Cash and cash equivalents at beginning of the year                                                2,560                 10,422

            Cash and cash equivalents at end of the period                                 $      1,925                  2,820

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

     NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,617,227 for the thirteen week period ended January 25, 1997 and 1,616,250 for the thirteen week period ended January 27, 1996. The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,617,057 for the thirty nine weeks ended January 25, 1997 and 1,609,121 for the thirty nine weeks ended January 27, 1996.

NOTE (C)   Inventories are summarized as follows:

                                                              Dollars in thousands
                                                    January 25, 1997     April 30, 1996
           Finished goods                               $   4,425         $   3,219
           Goods in process                                 1,701             1,891
           Raw materials, containers and packaging supplies 6,857             6,849

                Total inventories                        $ 12,983         $  11,959

                               GENESEE CORPORATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Comparison of 13 weeks ended January 25, 1997 to 13 weeks ended January 27, 1996


     Consolidated net revenues for the thirteen weeks ended January 25, 1997 were $35.3 million, an increase of $2.9 million over consolidated net revenues reported for the same period last year. The higher revenues were due to increased malt beverage sales by Genesee Brewing Company and higher sales by Ontario Foods.

     On a consolidated basis, the Corporation reported net earnings of $414,000, or $.26 per share, in the third quarter this year, compared to a net earnings of $59,000, or $.04 per share, for the same period last year. The higher profit relative to last year was primarily attributable to improved performance by Genesee Brewing Company.

Genesee Brewing Company

     Genesee Brewing Company's net sales in the third quarter were $29.0 million, an increase of $2.5 million from last year's third quarter net sales of $26.5 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were up 28,000 barrels, or 6.6%. The increase in barrel sales was primarily attributable to higher volume under the contract with Boston Beer Company. Volume under this contract was up 41,000 barrels compared to the third quarter last year when production had just recently commenced. In addition, sales of Genesee Brewing Company's HighFalls craft brands continued to grow, with third quarter barrel sales up 22,000 barrels, or 25%, relative to the same period a year ago. Sales of Genesee Brewing Company's established core brands continued to decline, although the rate of decline in the third quarter was lower than the rate experienced in the first two quarters this year.

     The overall increase in barrel sales as well as the shift in product mix towards higher priced HighFalls products also resulted in increased sales revenues. In addition, sales revenues in the third quarter this year benefited from a general industry price increase that went into effect late in fiscal 1996.

     The price increase, in turn, had a favorable impact on Genesee Brewing Company's gross profit which increased to $6.7 million, or 23.0% of net sales, in the third quarter of fiscal 1997, compared to $5.7 million, or 21.4% of net sales, in the third quarter of fiscal 1996.

     The increase in gross profit was also attributable to lower aluminum can costs. The unit prices paid by Genesee Brewing Company for aluminum cans increased substantially on January 1, 1995 due to sharply higher world aluminum prices. However, commencing January 1, 1996, aluminum can prices began to decline. Thus, although aluminum can prices for the third quarter this year were still higher than they were in the third quarter of fiscal 1995, they were below the prices paid in the third quarter last year.

                               GENESEE CORPORATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Genesee Brewing Company's selling, general and administrative expenses were up $756,000 in the third quarter of fiscal 1997 compared to the same period last year. The increase was primarily due to the timing of planned increases in sales and marketing expenditures to support the company's HighFalls brands. In particular, Genesee Brewing Company increased its HighFalls sales force as it pursued its strategy to expand distribution of its craft brands to new markets.

     Genesee Brewing Company reported an operating loss of $930,000 for the third quarter this year versus a $1.2 million operating loss for the third quarter last year. Increased contract brewing and HighFalls volume, higher selling prices and lower aluminum can costs all contributed to Genesee Brewing Company's improved profit performance in the third quarter of fiscal 1997 despite lower core brand volume.

Ontario Foods

     Third quarter net sales for Ontario Foods were $5.7 million, compared to $5.2 million for the third quarter last year. The sales increase was attributable to higher private label tea and side dish sales. Contract sales were down due to the loss of a major contract customer that moved production to its own production facility late in fiscal 1996.


     Ontario Foods reported a third quarter operating profit of $38,000, compared to an operating loss of $40,000 in the third quarter last year. Despite the lower contract sales, Ontario Food's operating profit increased due to higher private label sales and a more favorable product mix.


Genesee Ventures

     Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $575,000 for the third quarter of fiscal 1997, compared to $583,000 for the third quarter of fiscal 1996. Lease revenues continued to be strong, reflecting the effect of the large volume of leases closed last year. Genesee Ventures' real estate investments maintained high occupancy rates and performance was generally on plan for the third quarter.


     Comparison of 39 weeks ended January 25, 1997 to 39 weeks ended January 27, 1996


     Consolidated net revenues for the thirty-nine weeks ended January 25, 1997 were $112.7 million, an increase of $6.7 million from the consolidated net revenues of $106.0 million reported for the same period last year. The higher revenues were due to increased malt beverage sales by Genesee Brewing Company and higher sales by Ontario Foods.

                              GENESEE CORPORATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     On a consolidated basis, the Corporation reported net earnings of $1.8 million, or $1.14 per share, for the first three quarters this year, compared to net earnings of $778,000, or $.48 per share, for the same period last year. The $1.1 million, or $.66 per share, increase in net earnings was primarily attributable to Genesee Brewing Company's improved operating performance.

Genesee Brewing Company

     Genesee Brewing Company's net sales in the first three quarters of fiscal 1997 were $94.4 million, an increase of $5.1 million, or 5.7%, from the prior year's net sales of $89.3 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were up 56,000 barrels, or 3.8%, in the first three quarters of fiscal 1997. The increase in barrel sales for Genesee Brewing Company were the result of higher sales under the Boston Beer Company contract, which totaled 184,000 barrels in the first three quarters of this year compared to 20,000 barrels in the same period last year, an increase of 164,000 barrels. HighFalls craft brand sales were also up on a year-to-date basis, increasing 89,000 barrels or 38%. Sales of Genesee Brewing Company's core brands, however, continued to decline, although the rate of decline in the third quarter was lower than the rate of the first two quarters this year. The increase in net sales revenue was attributable to the overall barrelage increase as well as to the general industry price increase.

     Genesee Brewing Company's gross profit was $23.4 million, or 24.8% of net sales, in the first three quarters of fiscal 1997, compared to $20.2 million, or 22.6% of net sales, in the first three quarters of fiscal 1996. The increase in gross profit as a percent of net sales was primarily the result of the industry price increase and lower aluminum can costs.

     Genesee Brewing Company's selling, general and administrative expense increased $1.6 million in the first three of fiscal 1997 compared to the same period last year. The increase was primarily due to the timing of planned increases in selling and marketing expenditures to support the growth of the company's HighFalls brands, including expansion into new markets, such as Arkansas, California, New Mexico and Oklahoma in the current fiscal year.

     Genesee Brewing Company reported an operating loss of $649,000 for the first three quarters of this year compared to an operating loss of $2.3 million reported in the first three quarters of last year. Increased contract brewing and HighFalls volume, higher selling prices and lower aluminum can costs all contributed to Genesee Brewing Company's improved profit performance in the first three quarters of fiscal 1997 despite lower core brand volume.

                               GENESEE CORPORATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Ontario Foods

     Net sales for Ontario Foods were $16.5 million in the first three quarters of fiscal 1997, compared to $15.2 million for the first three quarters last year. The increase in net sales of $1.3 million, or 8.6%, for the first three quarters was attributable to a $1.3 million increase in private label tea sales and a $1.4 million increase in side dish sales, offset by a $1.3 million decline in contract revenues.

     Ontario Foods reported operating income of $174,000 for the first three quarters of fiscal 1997, compared to operating income of $276,000 for the same period last year. The decrease in operating income was due to lower contract manufacturing volume, higher sugar costs and an increase in freight costs.

Genesee Ventures

     Genesee Ventures, Inc. reported operating income of $1.8 million for the first three quarters of fiscal 1997, compared to $1.5 million for the same period last year. The increase in operating income was primarily attributable to higher equipment lease revenues, which were due to the high volume of leases closed in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities totaled $34.0 million at January 25, 1997, compared to $37.5 million at April 30, 1996. This decrease of $3.5 million is largely attributable to internally funded capital expenditures of Genesee Brewing Company.

     During fiscal 1997, Genesee Brewing Company began on a multi-million dollar capital project to install a new keg filling system and purchase new cooperage to run on the system. This new system enhances Genesee Brewing Company's overall packaging capabilities and allows it to package draft beer for both types of draft dispensing systems currently used by the retail trade. The capital project was substantially completed during the third quarter of fiscal 1997 and expenditures for this project totaled approximately $5 million of which $3.5 million was expended in the third quarter.

     The Corporation accounts receivable balance at January 25, 1997 was approximately $2.0 million lower than the balance at April 30, 1996. The peak selling season for Genesee Brewing Company is typically April through August. Genesee Brewing Company's receivables are traditionally higher at fiscal year end and throughout the summer months. In addition, consolidated accounts receivable at April 30, 1996 included a receivable created when the Corporation re-balanced its cash investment portfolio. The receivable was collected the following day and the cash was re-invested in marketable securities.

                               GENESEE CORPORATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Inventories at January 25, 1997 were $1.0 million higher than the balance reported at April 30, 1996. The higher inventory balances were due primarily to the timing of an inventory buildup prior to planned annual maintenance on Genesee Brewing Company's packaging lines.

     The Corporation expects to fund future capital needs internally as it has in the past. With respect to equipment leasing and real estate, such investments may also include a debt component, generally obtained on a non-recourse basis.

     During the second quarter this year, the mortgage on the Clinton Square office building (in which the Corporation has both a partner's and creditor's interest) was extended for one year with the existing lender. As part of that extension, the Corporation agreed to extend its $2.5 million limited guarantee of the mortgage loan for one year. The building is currently 97% occupied, operating on plan and in compliance with all covenants and obligations contained in the mortgage loan agreement. The building has an appraised value in excess of the debt against it. In addition, the other partners in the project have provided the Corporation with additional collateral to secure the Corporation's obligation under its guaranty to the bank.

     To enhance the Corporation's opportunities for future growth and to capitalize on its strong financial condition, the Corporation's long term strategy includes plans to seek investment opportunities outside its core brewing business. The Corporation continues to search for and develop such opportunities.


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     (a) No exhibits are being filed with this report.

     (b) The Corporation filed a report on Form 8-K on January 22, 1997 to report the change in the Corporation's fiscal year from a fiscal year ending on April 30th in each year to a fiscal year ending on the Saturday nearest to April 30th in each year.

                               GENESEE CORPORATION




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GENESEE CORPORATION


Date:    3/11/97                          / s /  Robert N. Latella
                               Robert N. Latella
                               Executive Vice President
                               and Chief Operating Officer



Date:    3/11/97                          / s /  Edward J. Rompala
                               Edward J. Rompala
                               Vice President and Treasurer