Form 10-K405
period 1997-05-03
GENESEE CORP
filed 1997-07-30
CIK 40934

Index to Exhibits
                                                             at Page    51


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

      For the fiscal year ended:            May 3, 1997
                                       OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)
      For the transition period from __________________ to __________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 15, 1997 was approximately $2,380,900.

The number of shares outstanding of each of the registrant's classes of common stock as of July 15, 1997 was:
                                                   Number of Shares
                  Class                                Outstanding

      Class A Common Stock (voting)                     209,885
           par value $.50 per share
      Class B Common Stock (non-voting)               1,408,194
           par value $.50 per share

                                     PART I


Item 1.    Description of Business

      General. Genesee Corporation (the "Corporation") was incorporated in 1932 under the laws of the State of New York. The Corporation functions as a holding company, with wholly-owned subsidiaries that conduct business in the areas of malt beverage production, dry food processing and packaging, equipment leasing and real estate investment. Financial information about industry segments is set forth in footnote 7 of the financial statements set forth in Item 8 of this report.

      Malt Beverage Business. The Corporation's malt beverage business is conducted by its wholly-owned subsidiary, The Genesee Brewing Company, Inc. ("Genesee Brewing Company"). Genesee Brewing Company commenced brewing at the end of Prohibition in 1933.

      During the fiscal year ended May 3, 1997, Genesee Brewing Company sold approximately 2.0 million barrels of malt beverage products, an increase of 4.5% over the prior fiscal year. Sales generally are greater in the summer than in the winter months.

      Malt beverage products produced by Genesee Brewing Company are marketed under the following trademarks: Genesee Beer, Genesee Light Beer, Genesee Cream Ale, Genesee NA, Genny Ice Beer, Genny Red Lager, Genny Summer Brew, Koch's Golden Anniversary Beer, Koch's Golden Anniversary Light Beer and Koch's Golden Anniversary Ice Beer. The Genesee and Koch's brands generate approximately two-thirds of Genesee Brewing Company's sales volume.

      In fiscal 1996, Genesee Brewing Company established a new brewing division known as HighFalls Brewing Company to consolidate product development, sales and marketing of its rapidly growing line of craft brands. The HighFalls Brewing Company brands are marketed under the following trademarks: Michael Shea's Irish Amber, Michael Shea's Black & Tan, JW Dundee's Honey Brown Lager, JW Dundee's Honey Brown Light and HighFalls India Pale Ale.

      Genesee Brewing Company owns no patents, licenses, franchises or concessions, except for the trademarks identified above. These trademarks are a valuable source of product identity for Genesee Brewing Company brands.

      In October, 1995, Genesee Brewing Company commenced production of malt beverage products under a contract with Boston Beer Company. In fiscal 1997, Genesee Brewing Company produced approximately 250,000 barrels for Boston Beer Company. Sales to Boston Beer Company accounted for 12.5% of Genesee Brewing Company's barrel sales and 7.6% of its net revenues in fiscal 1997. On April 30, 1997, the contract between Genesee Brewing Company and Boston Beer Company was amended and extended through the year 2016. Either party may terminate the contract without cause after giving the other party between one and four years' prior notice of termination. The duration of the notification period is based on the volume of product produced under the contract in the twelve months preceding the notice of termination -- the greater the volume, the longer the notification period required.

      Except in Monroe County, New York, where Genesee Brewing Company sells its products directly to retailers, beer and ale are sold to approximately 270 independent wholesale distributors. Through this distribution system, malt beverages produced by Genesee Brewing Company are resold to retailers in thirty three states and the Canadian provinces of Ontario and Quebec. Sales to distributors located in New York, Pennsylvania and Ohio account for approximately two-thirds of Genesee Brewing Company's sales. Demand for the HighFalls Brewing Company craft brands caused Genesee Brewing Company to expand distribution of the HighFalls brands to California, Oklahoma, New Mexico and Arkansas in fiscal 1997. Genesee Brewing Company plans to expand distribution of the HighFalls brands to additional markets.

      Genesee Brewing Company's marketing organization consists of advertising, marketing, sales, graphics design, merchandising, sales administration and field sales personnel. These sales personnel work with the independent distributors to stimulate sales in each distributor's territory.

      The brewing industry in the United States is mature and highly competitive. Genesee Brewing Company's products compete with a growing number of national, regional, microbrewed, contract brewed and imported brands. Genesee Brewing Company competes on the basis of advertising, pricing and/or promotion, depending on the competitive brand strategy and the particular market involved. The domestic brewing industry is dominated by four brewers whose brands accounted for approximately 90% of the beer and ale sold in the United States in 1996. Genesee Brewing Company's brands accounted for approximately 1% of the beer and ale sold in the United States in 1996 and its relative position in the industry in terms of annual barrel sales is believed to be sixth.

      Overall consumption of malt beverage products in the United States has increased only slightly during the past ten years. Much of this growth has come from new products marketed as extensions of established brands and the popularity of microbrewery and craft brewed products, which has spawned the small but growing craft beer segment.

      During the past several years, Genesee Brewing Company has extended its Genesee and Koch's brands with the introduction of a number of new products, including Genesee NA, Genny Ice Beer, Genny Red Lager, Koch's Golden Anniversary Light Beer, Koch's Golden Anniversary Ice Beer and, in May 1997, Genny Summer Brew.

      Genesee Brewing Company was an early entrant in the craft beer segment when it introduced Michael Shea's Irish Amber in fiscal 1992. Craft beers are brewed using a variety of traditional and specialty ingredients and brewing recipes to create fuller flavored malt beverage products. The craft category grew by approximately twenty-five percent in calendar 1996 but represents only about three percent of the malt beverage products consumed in the United States. Genesee Brewing Company's line of craft beers, now sold by its HighFalls Brewing Company division, has grown to include Michael Shea's Irish Amber, Michael Shea's Black & Tan, JW Dundee's Honey Brown Lager, JW Dundee's Honey Brown Light and HighFalls India Pale Ale. The HighFalls craft brands now account for 23% of Genesee Brewing Company's overall barrel sales and represent a significant opportunity in this growing segment of the malt beverage market. As part of the Corporation's strategy to grow and strengthen its brewing business, HighFalls Brewing Company plans to continue to develop new brands to expand its line of craft products.

      Beer and ale products are produced from barley malt, water, hops, yeast and other brewing grains and ingredients. Genesee Brewing Company uses the Krausen process in the brewing of beer. This process produces natural carbonation by the addition of a small amount of beer in the early stages of fermentation to fermented beer at the beginning of the aging process. Variations in flavor, appearance and aroma are achieved by changing the proportions and types of brewing ingredients, modifying the brewing process, using different strains of yeast in the process of fermentation and altering the aging period.

      Genesee Brewing Company has several sources of supply available to it for most of the ingredients, packaging materials and equipment utilized in the brewing and bottling operations. Glass bottles in which beer and ale are packaged are purchased from two sources. Although Genesee Brewing Company is not under any contractual obligation to limit purchases of bottles to these suppliers, the consolidation of the glass industry in North America has reduced the number of alternative sources.

      Genesee Brewing Company purchases all of its requirements for aluminum cans from a single supplier under an agreement which runs through December 31, 1998. This supplier has multiple plants which are qualified to produce cans for Genesee Brewing Company. If the current supplier was unable to supply Genesee Brewing Company's requirements, alternative sources for aluminum cans might not be readily available. The cost of aluminum cans increased significantly in fiscal 1996 as a result of a world-wide increase in the price of aluminum. The cost of aluminum cans in fiscal 1997 was substantially below that in fiscal 1996.

      Fiber board and chipboard used for secondary packaging of glass bottles and aluminum cans (e.g., 6-pack baskets, 12-pack wraps, etc.) are purchased from single sources to maintain compatibility with packaging equipment used by Genesee Brewing Company. A second source for baskets has been tested and approved. A second source for wraps might not be readily available.

      Corrugated packaging used for 24-can trays and 24-pack cartons is purchased from two suppliers. Genesee Brewing Company is not under any contractual obligation to limit purchases of corrugated packaging to these two suppliers and additional sources for these packaging materials are readily available.

      Genesee Brewing Company has an agreement to purchase virtually all of its requirements for barley malt from a single supplier. This agreement runs through December 2001. Alternative sources for barley malt are readily available, subject to the possibility of shortages which may affect the entire commercial malting industry. Specialty malt used in craft products are purchased from a number of other suppliers.

      The price, quality and availability of agricultural ingredients used in the brewing process are affected by weather and other climatic conditions in the regions where these ingredients are grown. The 1996 growing season was favorable for both the quality and yields of barley and corn. As a result, there was adequate supply and prices for barley malt and corn products decreased during the second half of fiscal 1997.

      The price, quality and availability of agricultural ingredients for the remainder of fiscal 1998 should be determined by climatic conditions during the 1997 growing season. To date, there have been no adverse trends in the regions where agricultural ingredients used by Genesee Brewing Company are grown.

      A substantial portion of Genesee Brewing Company's requirements for hops is purchased on a contract basis two to three years in advance of harvest. These contracts are firm with respect to quality, price and variety. The balance of hops requirements is purchased as needed on the open market.

      In addition to the governmental regulation common to most businesses, Genesee Brewing Company is regulated by the U.S. Treasury Department's Bureau of Alcohol, Tobacco and Firearms, the U. S. Food and Drug Administration, the New York State Liquor Authority, the New York Department of Agriculture and Markets and the state alcohol beverage control agencies in each state in which its products are sold. These regulations cover, among other matters, collection of federal and state taxes, physical changes in plant and other operating facilities, types of credit allowed, reporting and changing prices, sales promotion, advertising and public relations, labeling and packaging, changes in officers and directors, investigations of employees, and distribution methods and relationships.

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

      Although Genesee Brewing Company has facilities for removing certain solid waste materials from effluent discharged by its Rochester, New York brewing plant, the effluent is discharged into the Rochester Pure Waters District sewage system for further treatment. An agreement with the

Rochester Pure Waters District provides that Genesee Brewing Company will make annual surcharge payments to the District which will fluctuate with production levels and may vary according to effluent content. In fiscal 1997, a surcharge of approximately $334,000 was paid in addition to the normal sanitary and combined sewage charge for the year of approximately $530,000.

      Food Business. The Corporation's food business is conducted by its wholly-owned subsidiary, Ontario Foods, Incorporated ("Ontario Foods"). Ontario Foods produces a variety of dry food and beverage products, including soup mixes, side dishes, infant cereals, iced tea mixes, instant beverage mixes and hot cocoa.

      In May 1997, subsequent to the end of fiscal 1997, the Corporation acquired Freedom Foods, Inc., the nation's largest producer of private label bouillon cubes and powder, which reported sales of approximately $6 million in calendar 1996. Ontario Foods is in the process of moving Freedom Foods' operations from the Tampa, Florida area and combining them with Ontario Foods' operations in Albion, New York.

      Ontario Foods' products are produced by mixing and blending various dry ingredients and packaging these products in a variety of packaging configurations, including flexible pouches, cups, cartons, fiber and metal cans and bulk packaging in fiber drums and polyethylene lined cartons.

      Food and beverage products produced by Ontario Foods are sold by Ontario Foods' salesmen and through a network of independent brokers to food store chains throughout the United States as private label products under the label of the food store chain and under Ontario Foods' proprietary brand labels. Chain store private label products are a growing product category in the United States and represent the largest component of Ontario Foods' revenues.

      Ontario Foods' proprietary brand labels are Thirst Quench'r, Taste of the Alps, Sadano's, Golden Kettle and Van Dutch. Except for these trademarks, Ontario Foods does not own any trademarks, patents, franchises or concessions which are material to its business.

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

      Ontario Foods' product mix varies on a seasonal basis. For example, iced tea and beverage mixes are produced in greater quantity in the spring and summer months whereas dry soup mixes, side dishes and hot cocoa are typically produced in the fall and winter months.

      The dry food industry consists of thousands of producers ranging from large multi-national companies with extensive product offerings and operations, to small specialty producers which serve specific geographic areas or market niches. Ontario Foods competes primarily on the basis of quality, price and service.

      In addition to the governmental regulations common to most businesses, food processing is regulated by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the New York Department of Agriculture and

Markets and a variety of other state and local agencies. These regulations cover, among other things, ingredients and packaging materials, product labeling, plant sanitation and processing methods, and disposal of adulterated or contaminated ingredients or products.

      Other Businesses. The Corporation's equipment leasing business is conducted by a joint venture known as Cheyenne Leasing Company ("Cheyenne"), which is 85% owned by the Corporation's Genesee Ventures, Inc. ("Genesee Ventures") subsidiary. In fiscal 1997, Cheyenne financed leases involving equipment having an initial cost of approximately $22 million. Cheyenne's total lease portfolio as of May 3, 1997 included almost 300 leases representing an initial equipment cost of approximately $140 million.

      The Corporation's real estate investment activities are conducted by three subsidiaries of Genesee Ventures. One subsidiary owns a ten-percent interest in a Class A office building in Rochester, New York. The second subsidiary owns a fifty-percent interest in a 408-unit residential property located in a suburb of Syracuse, New York. The third subsidiary owns a fifty-percent interest in a 150-unit residential property located in a suburb of Rochester, New York.

      Employees. As of May 3, 1997, the Corporation and its subsidiaries employed 735 people. Genesee Brewing Company employed 622 people, 376 of whom are represented by six separate unions whose collective bargaining agreements generally conform to those of the brewing industry. Employee relations with Genesee Brewing Company's employees have been good. Ontario Foods employed 113 people, none of whom are represented by a union. Employee relations with Ontario Foods' employees have been good.


Item 2.    Properties

      Brewing Operations. Genesee Brewing Company's brewing, bottling, racking, storage, shipping, branch distribution, garage, office and maintenance facilities are situated in Rochester, New York on approximately 26 acres of land.

      The original brewing building in Rochester is approximately 100 years old and is of stone construction. A second brewhouse was built in 1980. Genesee Brewing Company's other buildings in Rochester are of concrete block, steel or metal construction and have been constructed since 1932, except for certain warehouse and distribution facilities which are about 85 years old.

      Based on current product and package mix, these facilities give Genesee Brewing Company capacity for producing approximately 3,500,000 barrels of beer and ale per year. If demand warranted, Genesee Brewing Company could implement further phases of a plant expansion plan which, based on current product and package mix, could achieve a total annual capacity of approximately 6,000,000 barrels.

      Production equipment is upgraded or added as needed and is comparable to that used in the industry. In fiscal 1997, Genesee Brewing Company completed a $5.1 million capital project to install a new keg filling line to handle the Sankey-style tapping system that is becoming the standard configuration for draft dispensing systems. This project included a substantial investment in new Sankey-style cooperage. Genesee Brewing Company purchased another $700,000 of new Sankey cooperage in June 1997 and expects to continue to invest in Sankey cooperage over the next few years as volume grows for this package. The new Sankey system allows Genesee Brewing Company to package its products in virtually all of the package types, sizes and configurations commonly utilized in the domestic brewing industry.

      All of the properties described above are owned free and clear of any mortgages or other encumbrances. The Corporation considers the above properties and equipment to be in generally good condition and suitable for the conduct of its business.

      In June 1995, Genesee Brewing Company was notified that Consolidated Rail Corporation ("Conrail") intends, within three years, to abandon the track which is used to deliver brewing grains to Genesee Brewing Company and for shipment of some finished product. To date, Conrail has not filed for abandonment of the track. In June 1997, Norfolk Southern Railroad and CSX filed a joint application with the Surface Transportation Board for approval of a proposed acquisition of Conrail. A decision by the Surface Transportation Board on the proposed acquisition is expected to take up to a year. The Corporation believes it is unlikely that Conrail will take any action in furtherance of the abandonment of this track while the Surface Transportation Board is reviewing the proposed acquisition. Other methods for delivery of brewing grains and shipment of finished product are available but may be more expensive.

      Genesee Brewing Company owns and operates a fleet of 12 delivery trucks and 9 tractors and 16 trailers used to transport beer to customers. Genesee Brewing Company also owns or leases 77 automobiles used by salesmen and executives and 15 pick-up trucks and vans.

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

      Other. The Corporation's Genesee Ventures subsidiary has interests in three real estate investments which are described in the Other Businesses section of Item 1 of this report. Each real estate investment is owned by a separate subsidiary of Genesee Ventures in partnership with a real estate investment and management company.


Item 3.    Legal Proceedings

      In September 1992, Myrtha Hernandez, doing business as Upstate Returns, commenced a lawsuit in U.S. District Court for the Western District of New York against Genesee Brewing Company and beer distributors and soft drink bottlers in Rochester, New York. The lawsuit alleged that Genesee Brewing Company conspired with the other defendants in violation of federal and state antitrust statutes to prohibit and restrain the plaintiff from entering the beverage container recycling business. The complaint sought compensatory damages of $1,000,000, trebling thereof under applicable antitrust statutes, punitive damages of $15,000,000, attorneys fees, costs and disbursements. On May 2, 1995, the District Court granted Genesee Brewing Company's motion and dismissed all claims. The plaintiff appealed the dismissal to the Second Circuit Court of Appeals, which affirmed the dismissal of all claims on March 18, 1997. The order of dismissal was entered by the District Court on April 17, 1997 and the time to file an appeal to the U. S. Supreme Court expired on July 16, 1997.


Item 4.    Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter ended May 3, 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

      The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of June 23, 1997, the approximate number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 154 and 1,123 respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:

      UNAUDITED                     FISCAL YEAR ENDED MAY 3, 1997                 FISCAL YEAR ENDED APRIL 30, 1996

                                             Market Price                                   Market Price
                                    High        Low      Dividends                   High        Low     Dividends
   First Quarter                   $ 46        43 1/4       .35                    $ 38 1/2     36 1/2       .35
   Second Quarter                    45        40 1/2       .35                      49 1/2     37 1/2       .35
   Third Quarter                     43 1/4    40 3/4       .35                      48         43 3/4       .35
   Fourth Quarter                    43        40 1/4       .75                      49         44 1/4       .75

     The Corporation expects to continue its policy of paying dividends. The dividends paid in any year, however, depend on earnings, capital requirements and the overall financial condition of the Corporation.

Item 6.   Selected Financial Data

                                                                     Unaudited
              Years Ended                   5/3/97        4/30/96       4/30/95     4/30/94     4/30/93

Net Revenues                               $154,543        143,108       131,367    137,142     138,745
Earnings Before Cumulative Effect of
 Changes in Accounting Principles             3,346          3,321         5,608      4,080         342
Net Earnings / (Loss)                         3,346          3,321         6,368      4,080      (6,505)
Total Assets                                136,929        134,035       135,332    138,194     135,753
Total Long Term Debt                              0              0         4,038      9,869      10,154
Earnings Per Share Before Cumulative
 Effect of Changes in Accounting Principles    2.07           2.06          3.50       2.55        0.21
Net Earnings / (Loss) Per Share                2.07           2.06          3.98       2.55       (4.06)
Cash Dividends Per Share                       1.80           1.80          1.80       1.60        1.60
(Dollars in thousands, except per share data)

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

     Summary. Consolidated net revenues for the fiscal year ended May 3, 1997 were $154.5 million compared to fiscal 1996 net revenues of $143.1 million, and fiscal 1995 net revenues of $131.4 million. The Corporation reported net earnings of $3.3 million in fiscal 1997 which was approximately even with fiscal 1996 and $3.1 million less than the $6.4 million of net earnings reported in fiscal 1995.

      Fiscal 1997 consolidated operating income of $2.6 million was $1.7 million higher than operating income reported for fiscal 1996 due to the improved operating performance of all three of the Corporation's business segments -- brewing, foods, and equipment leasing/real estate. The primary reason for this improvement was the increased sales volume and lower aluminum can costs experienced by Genesee Brewing Company in fiscal 1997.

      Despite increased operating earnings, the Corporation's increase in net earnings was small due to lower investment income in fiscal 1997. Fiscal 1996 results benefited from a $1.2 million gain on the sale of securities due to a non-recurring event.

      Results of Operations. (Fiscal 1997 vs. Fiscal 1996)

      Genesee Brewing Company

      Net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $127.1 million, an increase of $7.0 million or 5.8% from the $120.1 million reported in fiscal 1996. Genesee Brewing Company's barrel volume for fiscal 1997 increased 4.5% to approximately 2.0 million barrels compared to approximately 1.9 million barrels in fiscal 1996. The increase in barrel volume was due in part to production under a contract to brew and package malt beverage products for the Boston Beer Company. During fiscal 1997, Genesee Brewing Company sold 250,000 barrels of malt beverage products to Boston Beer Company compared to 50,000 barrels in fiscal 1996, the first year of production under the contract.

      The increase in Genesee Brewing Company's net sales and barrel volume was also attributable to continued growth in the sales of HighFalls products, which were up nearly 120,000 barrels (or 35%) in fiscal 1997. However barrel sales of Genesee Brewing Company's more established brands continued to decline in fiscal 1997, showing a 14% decline in volume from the prior year. For the past several years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new products and "niche" brands targeted at specific consumer markets. Genesee Brewing Company has addressed this trend with the introduction of new products as described in Item 1 of this report. In addition, during the fourth quarter of fiscal 1997, Genesee Brewing Company completely redesigned the label graphics on its core Genesee Beer, Genny Light, and Genesee Cream Ale products.

      Genesee Brewing Company's net sales revenue per barrel increased by $0.76 in fiscal 1997, due to a general industry price increase that went into effect late in fiscal 1996 and to proportionately greater sales of HighFalls brands. HighFalls barrel volume represented 23% of Genesee Brewing Company's total barrel sales volume in fiscal 1997, compared to 18% in fiscal 1996. Partially offsetting the effect of increased unit prices and a shift in brand mix towards higher priced HighFalls volume was the increased volume of contract business which carries a much lower unit price than products marketed directly by Genesee Brewing Company. Contract sales volume accounted for 12.5% of Genesee Brewing Company's total barrel sales volume in fiscal 1997 compared to just 2.4% in fiscal 1996.

      Genesee Brewing Company's gross profit for fiscal 1997 was up $3.8 million over the prior year due in part to higher unit prices, increased contract brewing and HighFalls volume, and lower aluminum can prices. During the third quarter of fiscal 1996, the company negotiated lower prices under its aluminum can supply contract commencing January 1, 1996. The change in the contract established a ceiling price for aluminum cans in calendar years 1996 and 1997. The new lower prices resulted in approximately $2 million of cost savings in fiscal 1997 relative to the costs Genesee Brewing Company would have otherwise incurred had the supply contract not been renegotiated.

      Genesee Brewing Company's selling, general and administrative expenses were up $2.6 million in fiscal 1997, primarily as a result of planned increases in selling and marketing expenditures to support the growth of its
HighFalls brands.   Selling and marketing expenditures increased $1.6 million
in fiscal 1997 compared to fiscal 1996 as Genesee Brewing Company continued its plan to expand distribution into various new markets throughout the continental United States. During fiscal 1997, Genesee Brewing Company expanded sales of its HighFalls products to New Mexico, Arkansas, California and Oklahoma. The increased sales and marketing expenditures were used for additional sales personnel, point of sale merchandise, and other promotions in new and existing HighFalls markets. In addition, these expenditures included increased promotional spending on Genesee Brewing Company's established brands in response to the intense competition faced by established brands throughout the industry.

      The general price increase, lower aluminum can costs, and increased volume from HighFalls and contract brewing volume all contributed to the $1.3 million improvement in Genesee Brewing Company's operating performance for fiscal 1997. Genesee Brewing Company was approximately break-even in fiscal 1997 compared to a $1.3 million operating loss in fiscal 1996.

      Information regarding the terms and duration of the contract between Genesee Brewing Company and Boston Beer Company is set forth in the description of the malt beverage business contained in Item 1 of this report.

      Ontario Foods, Incorporated

      Net sales for Ontario Foods increased $4.1 million in fiscal 1997 representing a 20% increase over net sales in the prior year. The overall increase in net sales was due primarily to sales of private label iced tea mix which were up $2.3 million, or 43%. In addition, Ontario Foods reported continued growth in side dish sales, particularly in its line of noodles and sauce products which were up $1.7 million, or 25%, in fiscal 1997.

      Ontario Foods' gross profit was up $259,000 in fiscal 1997 due to higher sales volume.

      Ontario Foods selling, general and administrative expenses increased $156,000 in fiscal 1997 compared to the same period last year due primarily to higher commissions paid to food brokers as a result of increased sales.

      The higher sales volume had a direct impact on Ontario Foods' operating performance in fiscal 1997. The company reported an operating profit of $784,000 in fiscal 1997 compared to an operating profit of $682,000 in fiscal 1996.

      Genesee Ventures, Inc.

      Genesee Ventures' fiscal 1997 operating income was $2.4 million, a $400,000 increase over fiscal 1996 operating income of $2 million. The increase was due to higher lease revenue generated by Cheyenne Leasing Company as a result of the large volume of leases closed late in fiscal 1996. Cheyenne Leasing's residual experience continued to be favorable in fiscal 1997. The fair market value of equipment which came off lease in fiscal 1997 exceeded estimated residual values used for accounting purposes by an average of 25%.

      Results of Operations. (Fiscal 1996 vs. Fiscal 1995)

      Fiscal 1996 consolidated net revenues of $143.1 million were up $11.7 million compared to net revenues of $131.4 million in fiscal 1995. Net sales for Genesee Brewing Company were $120.1 million, an increase of $9.8 million or 8.9% from the $110.3 million reported in fiscal 1995. Genesee Brewing Company's barrel sales volume for fiscal 1996 increased 6% to 1.9 million barrels compared to 1.8 million barrels in fiscal 1995. The increase in malt beverage sales was due in part to production under a contract to brew and package malt beverage products for the Boston Beer Company. Production under the contract commenced in October 1995 and generated sales of approximately 50,000 barrels in fiscal 1996.

      The increases in Genesee Brewing Company's net sales and barrel sales were also attributable to continued growth in the sales of HighFalls products and to the popularity of value-priced 30 and 36 can "multi-paks". The increased volume from HighFalls brands and the newly introduced Genny Red brand more than offset the volume decline in Genesee Brewing Company's more established "core" brands. Barrel sales of Genesee Brewing Company's HighFalls brands more than doubled in fiscal 1996 representing approximately 18% of total barrel sales.

      Genesee Brewing Company's net sales per barrel increased by $1.63 in fiscal 1996. The increase in net sales per barrel was due to a general industry price increase that went into effect late in fiscal 1996 and to a shift in brand mix towards the HighFalls brands, which are priced higher than Genesee Brewing Company's other brands.

      Net sales for Ontario Foods increased $2.9 million in fiscal 1996 despite lower sales revenue from contract packaging. Ontario Foods' overall increase in net sales was due primarily to continued growth in side dish sales, particularly in its line of noodles and sauce products which was up $1 million in fiscal 1996.

      Despite higher gross sales revenue, Genesee Corporation's consolidated gross profit declined by $3.2 million in fiscal 1996 as compared to fiscal 1995, due to lower margins reported by Genesee Brewing Company, primarily as a result of the $3.4 million increase in the cost of aluminum cans. The aluminum can price increase had an adverse impact on the profitability of all domestic brewing companies that use aluminum cans. Genesee Brewing Company did, however, benefit from falling aluminum prices later in fiscal 1996. Genesee Brewing Company negotiated a change in its aluminum can supply contract commencing January 1, 1996. The change in the contract establishes a ceiling price for aluminum cans in calendar years 1996 and 1997. The new lower prices resulted in approximately $350,000 of cost savings in the fourth quarter of fiscal 1996.

      In addition to generally higher aluminum can costs in fiscal 1996, Genesee Brewing Company also experienced an unfavorable shift in package mix away from higher margin 24-can packages and returnable, refillable bottle packages and into lower margin, value-priced multi-paks. This shift in package mix more than offset a favorable shift in brand mix mentioned above and further depressed Genesee Brewing Company's gross profit margins. The unfavorable shift in package mix was somewhat offset in the final months of fiscal 1996 by the general price increase that went into effect late that year.

      Ontario Foods' gross profit was up substantially in fiscal 1996 due to higher sales volume. Gross profit margins as a percent of sales were also up due to a more favorable sales mix. Side dish lines represented a greater percentage of total sales in fiscal 1996 compared to fiscal 1995.

      Consolidated selling, general and administrative expenses were up $638,000 in fiscal 1996, primarily as a result of Genesee Brewing Company's planned increases in selling and marketing expenditures to support the growth
of its HighFalls brands.   Selling and marketing expenditures increased $1.7
million in fiscal 1996 compared to fiscal 1995. Offsetting the selling and marketing increases were decreases in various benefit and compensation expenses.

      On a consolidated basis, Genesee Corporation reported operating income of $900,000 in fiscal 1996 compared to operating income of $4.7 million in fiscal 1995.

      Genesee Brewing Company reported an operating loss of $1.3 million, a decrease of $4.2 million from fiscal 1995, primarily due to the previously mentioned increase in aluminum can costs, a less favorable package mix, and planned increases in selling and marketing expenditures.

      Ontario Foods' operating income of $682,000 in fiscal 1996 represented a $212,000 increase over fiscal 1995's operating income of $470,000. The increase in Ontario Foods' operating income was due primarily to the successful implementation in fiscal 1994 of a restructuring plan which eliminated low profit ingredients and contract business and focused resources on Ontario Foods' private label business. As a result of this restructuring, Ontario Foods greatly improved production efficiencies and pursued more promising sales opportunities.

      Genesee Ventures' fiscal 1996 operating income of $2.0 million represents a decrease of $300,000 from fiscal 1995 operating income of $2.3 million. The decline in operating income was primarily the result of the sale of Genesee Ventures' majority interest in a Columbus, Ohio apartment project in August 1994. Fiscal 1995 results included three months of operating income from the project whereas fiscal 1996 results did not include any. If income from the Columbus project was excluded, Genesee Venture's fiscal 1996 operating income would have been up $14,000 compared to the prior year, due to favorable lease residual experience.

      Genesee Corporation's consolidated investment income -- representing interest income, realized gains and losses on marketable securities, dividend income from marketable equity securities, and, prior to fiscal 1995, unrealized losses on marketable securities -- was $4.5 million in fiscal 1996 compared to $3.5 million in fiscal 1995. The higher investment income was primarily due to realized gains on the sale of marketable securities. During the fourth quarter of fiscal 1996, the Corporation sold its interest in an equity fund at the request of the fund manager in order to allow the fund to change its legal structure. The Corporation then invested the proceeds in a new mutual fund managed by the same fund manager. As a result of this transaction, the Corporation was required to recognize a gain of approximately $1.2 million. Prior to the transaction the after-tax portion of this gain had been shown in the equity section of the Corporation's consolidated balance sheet.

      In sum, the Corporation's net earnings were down $3.1 million in fiscal 1996 due to lower operating income for Genesee Brewing Company and the unusual income items recorded in fiscal 1995 (gain on sale of real estate and cumulative effect of change in accounting principle relating to marketable securities.)

      Liquidity and Capital Resources. Cash, cash equivalents and short term investments in total were $37.1 million at May 3, 1997 compared to $37.5 million at April 30, 1996. The net accounts receivable balance at May 3, 1997 of $11 million was $2.2 million lower than the balance at April 30, 1996 of $13.2 million. Accounts receivable were somewhat higher than normal at April 30, 1996 due to the timing of payments received from credit customers.

      Total inventories were $14 million at May 3, 1997 compared to $12 million at April 30, 1996. The higher inventory balances were due to Ontario Foods' low sugar inventory levels at April 30, 1996 and to Genesee Brewing's higher liquid inventories on May 3, 1997 resulting from higher production levels under the Boston Beer contract.

      Capital expenditures in fiscal 1997 totaled $8.0 million compared to $6.8 million in fiscal 1996. Fiscal 1997 capital expenditures include a $5.1 million project to install a new Sankey draft filling line and the cooperage to run on the line.

      At May 3, 1997, the Corporation showed $648,000 of unrealized gains (net of taxes) in the shareholders' equity section of its consolidated balance sheet compared to $113,000 of unrealized losses (net of taxes) shown on the Corporation's April 30, 1996 consolidated balance sheet. The turnaround was due to the strong performance of the equity markets over the past year.

      During the second quarter of fiscal 1997, the mortgage on the Rochester, New York office building (in which the Corporation has both a partner's and creditor's interest) was extended for one year by the existing lender. As part of that extension, the Corporation agreed to extend its $2.5 million limited guarantee of the mortgage loan for one year to September 1997. The building is currently 97% occupied, operating on plan and in compliance with all covenants and obligations contained in the mortgage loan agreement. The building has an appraised value in excess of the debt against it. In addition, the other partners in the project have provided the Corporation with additional collateral to secure the Corporation's obligation under its guarantee to the lender. The partners in the project are currently negotiating with another financial institution to refinance the existing mortgage before September 1997.

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

      On May 15, 1997, subsequent to the end of fiscal year 1997, the Corporation completed the acquisition of all the common stock of Freedom Foods, Inc., a food company located in Odessa, Florida, for $11.3 million. For the year ended December 31, 1996, Freedom Foods reported $6 million in sales revenue from the manufacture and sale of private label bouillon cubes
and bouillon powder.   Freedom Foods sells to many of the same supermarket
chains already buying private label soup, side dish, and drink mix products from Ontario Foods. The Corporation is currently in the process of relocating Freedom Foods' manufacturing and sales operations to Ontario Foods' facility in Albion, New York. The acquisition was financed internally and will be accounted for using the purchase method.

Item 8.    Financial Statements and Supplementary Data

(a)   Selected Quarterly Financial Data
                    (Unaudited)

                                   First             Second           Third           Fourth            Total
Fiscal Year Ended 5/3/97          Quarter            Quarter         Quarter          Quarter            Year

Net Revenues                      $40,344            37,055           35,329           41,815           154,543
Gross Profit                       10,649             8,425            7,772           10,729            37,575
Net Earnings                        1,392                36              414            1,504             3,346
Net Earnings Per Share                .86               .02              .26              .93              2.07

                                   First             Second           Third           Fourth            Total
Fiscal Year Ended 4/30/96         Quarter            Quarter         Quarter          Quarter            Year

Net Revenues                      $38,363            35,326           32,368           37,051           143,108
Gross Profit                        9,167             7,548            6,730            9,670            33,115
Net Earnings                          901              (182)              59            2,543             3,321
Net Earnings Per Share                .56              (.11)             .04             1.57              2.06

(Dollars in thousands, except per share data)

Item 8.    Consolidated Financial Statements and Supplementary Data



Index to Financial Statements                                             Page

 Report of Independent Accountants - Price Waterhouse LLP                  16

 Report of Independent Accountants - KPMG Peat Marwick LLP                 17

 Consolidated Balance Sheets at May 3, 1997 and April 30, 1996             18

 Consolidated Statements of Earnings and Retained Earnings
  for the three years ended May 3, 1997, April 30, 1996 and
  April 30, 1995                                                           19

 Consolidated Statements of Cash Flows for the three years ended
  May 3, 1997, April 30, 1996 and April 30, 1995                           20

 Notes to Consolidated Financial Statements                                22

 Financial Statement Schedules:
  For the three years ended May 3, 1997, April 30, 1996 and
  April 30, 1995
  Schedule II - Consolidated Valuation and Qualifying Accounts             50

(b)   Consolidated Financial Statements



                       Report of Independent Accountants



The Board of Directors and Shareholders
of Genesee Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Genesee Corporation and its subsidiaries at May 3, 1997 and April 30, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP


Price Waterhouse LLP
Rochester, New York
June 6, 1997

                       Report of Independent Accountants


The Board of Directors and Shareholders
of Genesee Corporation:

We have audited the consolidated statement of earnings and retained earnings, and cash flows of Genesee Corporation and subsidiaries for the year ended April 30, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Genesee Corporation and subsidiaries for the year ended April 30, 1995 in conformity with generally accepted accounting principles.

As discussed in note 1, the Corporation changed its method of accounting for debt and equity securities in the year ended April 30, 1995.


/s/KPMG Peat Marwick LLP


KPMG Peat Marwick LLP
Rochester, New York
June 2, 1995, except for
note 17 which was dated
June 12, 1995

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                         May 3, 1997 and April 30, 1996
                 (Dollars in thousands, except per share data)

Assets                                                                         1997                       1996
Current assets:
      Cash and cash equivalents                                              $ 4,521                      2,560
      Marketable securities available for sale                                32,627                     34,896
      Trade accounts receivable, less allowance for doubtful
           receivables of $408 in 1997 and $433 in 1996                       11,037                     13,168
      Inventories, at lower of cost (first-in, first-out) or market           13,957                     11,959
      Deferred income tax assets                                                 760                        898
      Other current assets                                                     1,219                      1,376
                Total current assets                                          64,121                     64,857
Net property, plant and equipment                                             32,986                     30,306
Investment in and notes receivable from
      unconsolidated real estate partnerships                                  4,949                      8,466
Investment in direct financing and leveraged leases                           32,144                     28,092
Other assets                                                                   2,729                      2,314

                Total assets                                                 136,929                    134,035

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                         9,611                     10,210
      Income taxes payable                                                       932                        455
      Federal and state beer taxes payable                                     2,029                      2,246
      Accrued expenses and other                                               6,395                      5,827
                Total current liabilities                                     18,967                     18,738
Deferred income tax liabilities                                                8,789                      7,482
Accrued post-retirement benefits                                              15,515                     15,526
Other liabilities                                                                413                        428

                Total liabilities                                             43,684                     42,174

Minority interests in consolidated subsidiaries                                1,690                      1,527

Shareholders' equity:
      Common stock:
           Class A, voting, $.50 par value.  Authorized 450,000
               shares; 209,885 shares issued and outstanding                     105                        105
           Class B, non-voting, $.50 par value.  Authorized 3,850,000
               shares; 1,506,876 shares issued                                   753                        753
      Additional paid-in capital                                               5,834                      5,839
      Retained earnings                                                       87,720                     87,285
      Unrealized gain /(loss) on marketable securities, net of income taxes      648                       (113)
      Less Class B treasury stock, at cost; 99,534 shares in 1997 and
           100,410 shares in 1996                                              3,505                      3,535

                Total shareholders' equity                                    91,555                     90,334

                Total liabilities and shareholders' equity                $  136,929                    134,035

See accompanying notes to consolidated financial statements

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Retained Earnings Years ended May 3, 1997, April 30, 1996 and April 30, 1995
                 (Dollars in thousands, except per share data)

                                                             1997                     1996                    1995

Revenues                                                 $ 194,669                  184,050                169,754
Federal and state beer taxes                                40,126                   40,942                 38,387
           Net revenues                                    154,543                  143,108                131,367

Cost of goods sold                                         116,968                  109,993                 95,098
           Gross profit                                     37,575                   33,115                 36,269

Selling, general and administrative expenses                34,979                   32,215                 31,577
           Operating income                                  2,596                      900                  4,692

Investment income                                            2,932                    4,538                  3,465
Other income / (expense), net                                  347                      232                   (461)
Gain on sale of interest in real estate partnership             -                        -                   1,670
Minority interests in earnings of subsidiaries                (698)                    (669)                  (721)
           Earnings before income taxes and cumulative
                effect of change in accounting principle     5,177                    5,001                  8,645

Income taxes                                                 1,831                    1,680                  3,037
           Earnings before cumulative effect of
           change in accounting principle                    3,346                    3,321                  5,608

Cumulative effect of accounting change
      net of income tax expense of $507                          -                        -                    760

           Net earnings                                      3,346                    3,321                  6,368

Retained earnings at beginning of year                      87,285                   86,870                 83,385

Dividends - $1.80 per share in 1997,
                1996 and 1995                                2,911                    2,906                  2,883

Retained earnings at end of year                         $  87,720                   87,285                 86,870

Earnings per common share:
      Earnings before cumulative effect of change
           in accounting principle                            2.07                     2.06                   3.50
      Cumulative effect of accounting change                     -                        -                    .48
           Net earnings per common share                  $   2.07                     2.06                   3.98

See accompanying notes to consolidated financial statements

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

           Years ended May 3, 1997, April 30, 1996 and April 30, 1995
                             (Dollars in thousands)

                                                                                      1997               1996             1995

Cash flows from operating activities:
      Net earnings                                                                 $ 3,346              3,321            6,368
      Adjustments to reconcile net earnings to net
           cash provided by operating activities:
                Cumulative effect of change in accounting principle                    -                   -              (760)
                Gain on disposition of assets                                         (398)            (1,416)          (1,839)
                Provision for loss/(gain) on disposition of property,
                     plant and equipment                                                39                 (9)             457
                Depreciation                                                         5,172              4,749            4,595
                Deferred tax provision                                               1,006                980            1,294
                Other                                                                  673                536              609
                Changes in noncash assets and liabilities:
                         Trade accounts receivable                                   2,156             (1,969)             524
                         Inventories                                                (1,998)             1,657           (2,903)
                         Other assets                                                 (258)              (274)            (529)
                         Accounts payable                                             (599)               932             (340)
                         Accrued expense and other                                     568               (741)             418
                         Income taxes payable                                          477               (287)             328
                         Federal and state beer taxes                                 (217)                20               79
                         Accrued post-retirement benefits                              (11)              (172)             441
                         Other liabilities                                             (15)               120              238

                          Net cash provided by operating activities                  9,941              7,447            8,980

Cash flows from investing activities:
      Capital expenditures                                                          (7,951)            (6,773)          (4,379)
      Proceeds from sale of property, plant, and equipment                             125                 65           11,905
      Sales of marketable securities                                                13,401             15,178           10,570
      Purchases of marketable securities                                            (9,599)           (13,406)         (13,928)
      Investments in and advances to unconsolidated
           real estate partnerships, net of distributions                            3,517             (4,161)             209
      Net investment in direct financing and leveraged leases                       (4,052)            (4,935)            (840)
      Repayment of real estate mortgage receivable                                      -               5,807                -
      Withdrawals by minority interest                                                (535)              (570)            (747)
      Other                                                                             -                  -               193

                Net cash /(used in) provided by investing activities                (5,094)            (8,795)           2,983

Cash flows from financing activities:
      Principal payments on long-term debt                                              -              (4,038)          (5,831)
      Payment of dividends                                                          (2,911)            (2,906)          (2,883)
      Proceeds from exercise of stock options                                           25                527               48
      Purchase of treasury stock                                                        -                 (97)             (34)

                Net cash used in financing activities                               (2,886)            (6,514)          (8,700)
                          Net increase / (decrease) in cash and
                               cash equivalents                                      1,961             (7,862)           3,263

Cash and cash equivalents at beginning of year                                       2,560             10,422            7,159

Cash and cash equivalents at end of year                                          $  4,521              2,560           10,422


See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 May 3, 1997, April 30, 1996 and April 30, 1995



(1)   Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

      The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include the consolidated accounts of Genesee Corporation; The Genesee Brewing Company, Inc.; Ontario Foods, Incorporated and Genesee Ventures, Inc., which is the Corporation's wholly owned equipment leasing and real estate subsidiary. The vast majority of the Corporation's production of beer, ale and food products is sold in the United States to independent wholesalers or retail establishments.

      The Corporation's investment in a real estate limited partnership in which it has less than a majority interest is accounted for by the equity method. The Corporation's proportionate share of the results of operations of this unconsolidated limited partnership is recorded as other income or expense in the consolidated statements of earnings.

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

      During fiscal 1995, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), effective May 1, 1994.

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

Property, Plant and Equipment

      The Corporation provides for depreciation at rates which are estimated to write off the cost of depreciable assets over the following useful lives: buildings, 25 to 50 years; machinery, 3 to 20 years; equipment, furniture and fixtures, 3 to 20 years; returnable containers, estimated trip life or 8 to 15 years. The straight-line method of depreciation is generally used on all assets.

Income Taxes

     The provision for income taxes is based upon pretax earnings, with deferred income taxes arising from the permanent and temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to reverse and give immediate effect to changes in income tax rates.

Stock-Based Compensation

     The Corporation measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No.
25, Accounting for Stock Issued to Employees. In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), disclosure of compensation costs on the basis of fair value is presented in Note 11 - Stock Option and Bonus Plans.

Concentration of Credit Risk

      The majority of the accounts receivable balances are from malt beverage distributors. The Corporation minimizes its credit risk with purchase money security interests in inventory and proceeds, personal guarantees or letters of credit. The Corporation's lease receivables balances are from a diversity of lessees in various industries and businesses. This diversity, in addition to security interests in the leased equipment, allows the Corporation to minimize its credit risk on lease receivables.

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

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies (continued)

New Accounting Standard

      In February 1997, the Financial Accounting Standard Board (FASB) issued Statement No. 128, Earnings per Share (SFAS 128), which requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market. SFAS No. 128 requires basic and diluted earnings per share to be presented for all periods for which a statement of earnings is presented. The Corporation is required to adopt SFAS No. 128 in the third quarter of fiscal 1998. The pro forma effect of SFAS 128 would result in basic earnings per share of $2.07, $2.06 and $3.98 in fiscal 1997, 1996 and 1995, respectively. The pro forma effect of SFAS 128 would result in diluted earnings per share of $2.06, $2.05 and $3.97 in fiscal 1997, 1996 and 1995, respectively.

Earnings Per Share

      Earnings per share amounts are based on the weighted average number of combined shares of Class A and Class B common stock outstanding. Weighted averages were 1,617,102 in fiscal 1997, 1,610,968 in fiscal 1996 and 1,601,842 in fiscal 1995.

Reclassifications

      It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

Fiscal Year

     Effective in fiscal 1997, the Corporation changed its fiscal year to end on the Saturday closest to April 30. This change in fiscal year end had no material impact on results of operations for fiscal 1997. Fiscal years for the financial statements included herein ended May 3, 1997, April 30, 1996 and April 30, 1995.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)   Financial Instruments

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amount of cash and cash equivalents approximate a reasonable estimation of their fair value. Fair value of marketable securities is determined based on quoted market prices for investments. Fair value of the mortgage receivables is based on discounted cash flows.

     Marketable equity securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at May 3, 1997 are as follows:

                                                                          Gross             Gross
                                                     Amortized          Unrealized       Unrealized              Fair
                                                       Cost                Gains            Losses               Value

Equity securities                                     $ 1,713               574               37                 2,250

Fixed income securities:
  Debt securities issued by U.S. Government             3,446                58               71                 3,433
  Corporate debt securities                             4,694                49               91                 4,652
  Mortgage-backed securities                              946                38                -                   984
       Subtotal                                         9,086               145              162                 9,069

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)   Financial Instruments (continued)

                                                                          Gross                Gross
                                                 Amortized              Unrealized           Unrealized              Fair
                                                    Cost                   Gains               Losses                Value

Mutual funds:
  Equity funds                                      2,106                    270                   -                 2,376
  Fixed income funds                                8,938                      -                  464                8,474
  Foreign funds                                     3,452                    934                   -                 4,386
  Mortgage-backed funds                             5,303                      -                  249                5,054
         Subtotal                                  19,799                  1,204                  713               20,290

Other                                               1,018                      -                   -                 1,018

  Marketable securities available for sale        $31,616                  1,923                  912               32,627

(Dollars in thousands)

      The amortized cost, gross unrealized gains/losses and fair values of marketable securities at April 30, 1996 are as follows:

Equity securities                                 $ 1,598                    420                   10                2,008

Fixed income securities:
  Debt securities issued by U.S. Government         1,943                     13                   89                1,867
  Corporate debt securities                         4,551                    105                  126                4,530
  Mortgage-backed securities                          946                     34                   -                   980
          Subtotal                                  7,440                    152                  215                7,377

Mutual funds:
  Equity funds                                      3,000                      -                   -                 3,000
  Fixed income funds                               12,852                      -                  792               12,060
  Foreign funds                                     3,260                    658                   -                 3,918
  Mortgage-backed funds                             6,004                      -                  400                5,604
           Subtotal                                25,116                    658                1,192               24,582

Other                                                 929                      -                   -                   929

   Marketable securities available for sale     $  35,083                  1,230                1,417               34,896

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)   Financial Instruments (continued)

      The amortized cost and fair value of fixed income securities at May 3, 1997, by contractual maturity, are as follows:

                                                                    Amortized                  Fair
                                                                       Cost                    Value
Contractual maturity:
  Within one year                                                 $    143                      150
  After one year, but within five years                              1,936                    1,917
  After five years, but within ten years                             5,142                    5,085
  After ten years                                                      919                      933
Subtotal                                                             8,140                    8,085
  Mortgage-backed securities                                           946                      984
Total fixed income securities                                     $  9,086                    9,069

(Dollars in thousands)

     The following represents the total proceeds from sales of marketable securities for fiscal years ended May 3, 1997, April 30, 1996 and April 30, 1995 and the components of net gains and losses realized on those sales, which are determined on a weighted average basis:

                                                              1997                  1996                1995

Proceeds from sales                                       $  13,401                15,178              10,570
  Gains from sales                                              603                 1,656                 178
  Losses from sales                                            (270)                 (187)               (216)
Net gains / (losses) from sales                           $     333                 1,469                 (38)

(Dollars in thousands)

(3)   Income Taxes

      Components of income tax expense (benefit) for the fiscal years ended May 3, 1997, April 30, 1996 and April 30, 1995 are as follows:

                                                                1997                  1996                 1995
Current:
  Federal                                                    $   792                   718                1,259
  State                                                           33                   (18)                 484
   Total current income tax expense                              825                   700                1,743
Deferred:
  Federal                                                      1,032                   824                1,588
  State                                                          (26)                  156                 (294)
    Total deferred income tax expense                          1,006                   980                1,294
    Total income tax expense                                $  1,831                 1,680                3,037

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)   Income Taxes (continued)

      The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the fiscal years ended May 3, 1997, April 30, 1996 and April 30, 1995:

                                                                                1997          1996              1995

Computed expected tax expense @ 34%                                          $ 1,760         1,700             2,939
State income taxes (net of federal income tax benefit)                             5           298               125
Resolution of state tax audit                                                    -            (295)               -
Other, net                                                                        66           (23)              (27)
  Total income tax expense                                                   $ 1,831         1,680             3,037
Effective tax rate                                                              35.4%         33.6%             35.1%

(Dollars in thousands)

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at May 3, 1997 and April 30, 1996 are presented below:

                                                                                     1997                     1996
Deferred income tax assets:
  Deposit liabilities                                                            $    313                      380
  Allowance for doubtful accounts                                                     163                      173
  Deferred compensation and other
   employee related accruals                                                        1,328                    1,151
  Post-retirement benefits other than pensions                                      6,485                    6,512
  Alternative minimum tax credit carryforward                                       4,602                    4,226
  Unrealized losses on investments                                                     -                        75
  State investment tax credit                                                         617                      965
  Other                                                                             1,484                    1,650
       Gross deferred income tax assets                                            14,992                   15,132
  Valuation allowance for deferred income tax assets                                 (192)                    (815)
       Total deferred income tax assets                                            14,800                   14,317
Deferred income tax liabilities:
  Basis differential on leasing portfolio                                          17,934                   16,295
  Accelerated depreciation on plant and equipment                                   3,525                    3,233
  Returnable containers                                                               739                      821
  Unrealized gains on investments                                                     364                       -
  Other                                                                               267                      552
        Total deferred income tax liabilities                                      22,829                   20,901
        Net deferred income tax liabilities                                      $  8,029                    6,584

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)   Income Taxes (continued)

      Deferred income tax assets at May 3, 1997 include $4,602,000 of alternative minimum tax (AMT) credits, which carryforward indefinitely, and $617,000 of state investment tax credits, which began to expire in fiscal 1997 and are limited in annual usage. A valuation allowance has been recorded to the extent that credits may expire unused. The change in the deferred tax asset or liability for unrealized gains or losses on investments is reflected in equity in accordance with SFAS 115 (see note 1).

(4)   Inventories

Inventories at May 3, 1997 and April 30, 1996 are summarized as follows:

                                                            1997               1996

Finished goods                                          $   5,250              3,219
Goods in process                                            2,301              1,891
Raw materials, containers and packaging supplies            6,406              6,849

  Total inventories                                     $  13,957             11,959

(Dollars in thousands)

(5)   Property, Plant and Equipment

Property, plant and equipment at May 3, 1997 and April 30, 1996 are summarized as follows:

                                                                1997                 1996

Land and land improvements                                  $   1,175                1,175
Buildings                                                      21,615               21,190
Machinery, equipment, furniture and fixtures                   77,149               74,377
Returnable containers                                          11,299                6,326
Construction in process                                           795                  646
  Total property, plant and equipment                         112,033              103,714
Less accumulated depreciation                                  79,047               73,408

  Net property, plant and equipment                         $  32,986               30,306

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6)   Leasing Activities

      The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a joint venture which is 85% owned by Genesee Ventures, Inc. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at May 3, 1997 and April 30, 1996 is presented below:

                                                                   1997                        1996            .
                                                           Direct                      Direct
                                                          Financing     Leveraged    Financing     Leveraged

Minimum rentals receivable                                 $ 2,873        1,073         3,686         1,405
Estimated unguaranteed residual
  value of leased assets                                     1,011       35,489         1,158        29,946
Unearned and deferred income                                  (575)      (7,727)         (819)       (7,284)

Investment in leases                                         3,309       28,835         4,025        24,067

Investment in direct financing and leveraged leases               32,144                      28,092
Deferred taxes arising from leases                               (17,934)                    (16,295)

Net after-tax investment in leases                              $ 14,210                      11,797

(Dollars in thousands)

      The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at May 3, 1997:

      Fiscal Year :

                1998                $ 1,593
                1999                  1,169
                2000                    676
                2001                    349
                2002                    118
                Thereafter               41

Total minimum rentals receivable    $ 3,946

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

                                        Operating                                                        Identi-
                           Net           Income /                                   Capital              fiable
Fiscal Year             Revenues          (Loss)             Depreciation          Additions             Assets

1997

Brewing                 $ 127,074            (12)                 4,637               7,674              58,139
Food processing            24,979            784                    535                 277              11,612
Leasing and real estate     2,490          2,428                     -                   -               39,316
Corporate and other            -            (604)                    -                   -               27,862

  Total                 $ 154,543          2,596                  5,172               7,951             136,929

1996

Brewing                 $ 120,102         (1,289)                 4,276               6,065              54,121
Food processing            20,890            682                    473                 708              11,613
Leasing and real estate     2,116          2,046                     -                   -               37,925
Corporate and other            -            (539)                    -                   -               30,376

  Total                 $ 143,108            900                  4,749               6,773             134,035

1995

Brewing                 $ 110,323          2,936                  4,190               3,559              54,018
Food processing            17,993            470                    405                 820              13,474
Leasing and real estate     3,051          2,324                     -                   -               34,911
Corporate and other            -          (1,038)                    -                   -               32,929

  Total                 $ 131,367           4,692                 4,595               4,379             135,332

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8)   Supplemental Balance Sheet and Cash Flow Information

Cash Flow Information

     Cash paid for taxes was $1,429,000, $693,000 and $1,609,000 in fiscal 1997, fiscal 1996 and fiscal 1995 respectively; cash paid for interest on debt of consolidated real estate limited partnerships was $75,000 and $598,000 in fiscal 1996 and in fiscal 1995, respectively, and there were no payments in fiscal 1997.

(9)   Real Estate Investments

      In August 1994, the Corporation sold its 89% interest in a real estate limited partnership for cash and recognized a pre-tax gain of $1,670,000 recorded on the consolidated statements of earnings for the fiscal year ended April 30, 1995.

      During the second quarter of fiscal 1997, the mortgage on a Rochester, New York office building (in which the Corporation has both a partner's and creditor's interest) was extended for one year with the existing lender. As part of that extension, the Corporation agreed to extend its $2.5 million limited guarantee of the mortgage loan for one year to September 1997. The partners in the project are negotiating with other financial institutions to refinance the existing mortgage before September 1997.

      The building has an appraised value in excess of the debt against it. In addition, the other partners in the project have provided the Corporation with additional collateral to secure the Corporation's obligation under its guarantee to the existing lender.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(10)  Shareholders' Equity

      A summary of changes in and balances of additional paid-in capital, treasury stock and unrealized loss on marketable securities as of and for the three fiscal years ended April 30, 1995, April 30, 1996 and May 3, 1997 is as follows:

                                                                                                                    Unrealized
                                                                                                                   Gain/(Loss) on
                                                          Additional                 Treasury Stock                  Marketable
                                                       Paid-in Capital         Shares              Amount            Securities

Balances at April 30, 1994                                   $5,882             115,439             $(4,022)          $   -
  Net change in unrealized loss
   on marketable securities                                     -                   -                    -              (652)
  Stock options exercised                                       -                (1,500)                (48)              -
  Acquisition of stock                                          -                 1,178                  48               -
  Stock bonus issued                                            -                  (377)                 14               -
Balances at April 30, 1995                                  $ 5,882             114,740           $  (4,008)          $ (652)
  Net change in unrealized loss
   on marketable securities                                     -                   -                    -               539
  Stock options exercised                                       (43)            (16,250)                570               -
  Acquisition of stock                                          -                 2,796                (131)              -
  Stock bonus issued                                            -                  (876)                 34               -
Balances at April 30, 1996                                  $ 5,839             100,410           $  (3,535)          $ (113)
  Net change in unrealized gain
   on marketable securities                                     -                   -                    -               761
  Stock bonus issued                                             (5)               (876)                 30               -
Balances at May 3, 1997                                     $ 5,834              99,534           $  (3,505)          $  648

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(11)  Stock Option and Bonus Plans

      Under the Corporation's 1992 Stock Plan, as amended (the "Stock Plan"), officers and other key employees may, at the discretion of the Management Continuity Committee of the Board of Directors, be granted options which allow for the purchase of shares of the Corporation's Class A and Class B common stock. These options may be exercised any time from the award date to a specified date not more than ten years from the award date or five years in the case of 10% or more shareholders. Under the Stock Plan, outside directors are granted options each year to purchase shares of Class B common stock. Outside director options may be exercised at any time from the option award date until five years after the award date.

     The Corporation has adopted a Stock Bonus Incentive Program under the Stock Plan (the "Bonus Program"). The Bonus Program authorizes the board of directors to award shares of Class B common stock to officers and other key employees, which shares are issued from treasury shares in five equal annual installments commencing in the year in which the award takes place.

Changes in stock options are as follows:

                                                                                         Weighted Average
                                                             Shares                        Price Per Share

Outstanding at April 30, 1994                               102,500                          $ 40.80
  Granted                                                    31,000                            38.92
  Canceled                                                  (46,750)                           42.57
  Exercised                                                  (1,500)                           34.62
Outstanding at April 30, 1995                                85,250                            39.13
  Granted                                                     7,000                            44.27
  Exercised                                                 (16,250)                           32.51
Outstanding at April 30, 1996                                76,000                            41.02
  Granted                                                    35,500                            45.49
  Canceled                                                   (3,000)                           40.87
Outstanding at May 3, 1997                                  108,500                           $42.46

     Common stock reserved for options and employee awards totaled 110,691 shares as of May 3, 1997 and 79,127 shares as of April 30,1996.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)  Stock Option and Bonus Plans (continued)

     In October 1995, the FASB issued SFAS 123 , Accounting for Stock-Based Compensation. The Corporation adopted the disclosure provisions of SFAS 123 in fiscal 1997 and continues to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees for Plan Accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS 123, the Corporation's net income and earnings per share for the fiscal years ended May 3, 1997 and April 30, 1996 would have been reduced to the pro forma amounts indicated below:

                                                 1997                                    1996
                                         Net              Earnings               Net              Earnings
                                       Income             Per Share            Income             Per Share

Reported earnings                      $ 3,346              $ 2.07             $ 3,321              $ 2.06
Pro forma earnings                     $ 3,114              $ 1.93             $ 3,272              $ 2.03

(Dollars in thousands, except per share data)

     For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of 4.9 years, expected volatility of 16.1% and 17.6% in fiscal 1997 and fiscal 1996, respectively, expected dividend yield of 4.1% and risk-free interest rates of 6.45% and 5.83% in fiscal 1997 and fiscal 1996, respectively. The weighted average fair value of stock options granted was $6.66 in fiscal 1997 and $6.95 in fiscal 1996.

     The following table summarizes information about stock options outstanding and exercisable at May 3, 1997:

Range of Exercise        Number Outstanding                   Weighted Average                        Weighted Average
Prices Per Share           at May 3, 1997                  Contractual Life in Years                    Exercise Price

$34.00 - 39.00                 22,000                                 1.6                                      $36.26
 39.00 - 44.00                 30,750                                 2.8                                       39.68
 44.00 - 50.00                 55,750                                 2.5                                       46.44

$34.00 - 50.00                108,500                                 2.4                                      $42.46

                       GENESEE CORPORATIONAND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(12) Post-retirement Benefits

     The Corporation provides certain health care and life insurance benefits to retired employees and spouses under a defined benefit plan covering substantially all retirees and employees. The Corporation's share of nonbargaining health care costs is limited to twice its fiscal 1993 cost, with the Corporation sharing future health care cost increases equally with nonbargaining retirees until such limit is reached. The Corporation implemented a cap on the future medical cost for bargaining retirees equal to 150% of its fiscal 1994 cost. The Corporation pays for all future health care cost increases until the cap is reached.

     The life insurance benefits are noncontributory and provide an earnings related benefit to salaried exempt employees and executives and a fixed benefit to other covered employees. This plan is not funded by the Corporation.

     The following table presents the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at May 3, 1997 and April 30, 1996:

                                                             1997                        1996
Accumulated post-retirement benefit obligation:
Retirees                                                 $  6,035                       6,606
Fully eligible active plan participants                       966                       1,021
Other active plan participants                              3,699                       4,068
                                                           10,700                      11,695
Unrecognized net gain from past experience
  different from that assumed                               2,468                       1,073
Prior service benefit not yet recognized in net
  periodic post-retirement benefit cost                     3,043                       3,392
Accrued post-retirement benefit cost
included in the balance sheets                           $ 16,211                      16,160

(Dollars in thousands)

     Net periodic post-retirement benefit cost for fiscal years ended May 3, 1997, April 30, 1996 and April 30, 1995 includes the following components:

                                                            1997                 1996                1995

Service cost                                            $    247                  173                 291
Interest cost                                                849                  805                 989
Net amortization and deferral                               (349)                (464)               (257)

Net periodic post-retirement benefit cost               $    747                  514               1,023

(Dollars in thousands)

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)  Post-retirement Benefits (continued)

     The implementation of a cap on the medical cost for bargaining retirees required an interim measurement as of November 1, 1994. The cap on bargaining health care cost increases resulted in a $496,000 decrease in fiscal 1995 net periodic post-retirement benefit cost and a $3.5 million decrease in the accumulated post-retirement benefit obligation at April 30, 1995.

     For measurement purposes, a 9.5 % annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1997, 8.5% for fiscal 1998, decreasing gradually to 5.5 % by fiscal 2001 and remaining at that level thereafter. The long-term rate for compensation increases for non-bargaining employees is assumed to be 4.0% for each year. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 9.0% at November 1, 1994, 8.5% at April 30, 1995, 7.5% at April 30, 1996 and 8.2% at May 3, 1997.

     Increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant impact on the accumulated post-retirement benefit obligation as of May 3, 1997 nor on the net periodic post-retirement benefit expense for 1997.

(13)  Retirement Plans

     Substantially all union employees are covered under a multi-employer pension plan which requires the Corporation to contribute specified amounts per employee. The Corporation has no current intentions to withdraw from this plan. All costs under the plan are paid currently and charged directly to earnings ($879,000 in fiscal 1997, $815,000 in fiscal 1996 and $793,000 in fiscal 1995).

     All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully trusted, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($1,220,000 in fiscal 1997, $1,147,000 in fiscal 1996 and $1,248,000 in fiscal 1995).

(14)  Subsequent Event

     On May 15, 1997, subsequent to the end of fiscal 1997, the Corporation completed the acquisition of all the common stock of Freedom Foods, Inc., a food company located in Odessa, Florida. For the year ended December 31, 1996, Freedom Foods reported sales of $6 million from the manufacture and sale of private label bouillon cubes and bouillon powder. The acquisition was financed internally by the Corporation and will be accounted for using the purchase method.

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

Name and Age                  Director              Position and Principal Occupation             Expiration
                                Since                      for the Last Five Years                 of Term
                                                                                                  in Office

Stephen B. Ashley     (57)      1987       Chariman and Chief Executive Officer of The               1999
                                           Ashley Group (1)

William A. Buckingham (54)      1992       Retired; formerly Executive Vice President of             1998
                                           First Empire State Corporation and Manufacturers
                                           and Traders Trust Company (2)

Thomas E. Clement     (64)      1970       Partner - Nixon, Hargrave, Devans & Doyle,                1999
                                           Attorneys

Gary C. Geminn        (54)      1986       Vice President - Production of Genesee Brewing            1997
                                           Company

William J. Hoot       (80)      1960       Retired; formerly President of the Corporation            1997

Samuel T. Hubbard, Jr.(47)      1992       President and Chief Executive Officer of The Alling       1998
                                           and Cory Company (3)

Robert N. Latella     (54)      1986       Executive Vice President and Chief Operating Officer      1998
                                           of the Corporation

Richard P. Miller, Jr.(54)      1987       Senior Vice President and Chief Operating Officer of      1997
                                           the University of Rochester (4)

John D. Reifenrath    (69)      1982       Retired; formerly Senior Vice President- Marketing of     1998
                                           Genesee Brewing Company (5)

Charles S. Wehle      (49)      1976       Senior Vice President of the Corporation (6)              1997

John L. Wehle, Jr.    (51)      1976       Chairman of the Board, President and Chief Executive      1999

     (1) Mr. Ashley has been Chairman and Chair Executive Officer of The Ashley Group since July 1996. The Ashley Group is an affiliated group of privately-owned real estate management and investment companies. Prior to July 1996, Mr. Ashley was Chairman and Chief Executive Officer of Sibley Mortgage Corporation and Sibley Real Estate Services, privately-owned mortgage banking and real estate management companies, respectively. Mr. Ashley is also a Director of Hahn Automotive Warehouse, Inc., Federal National Mortgage Association, Manning & Napier Fund, Inc. and Manning & Napier Insurance Fund, Inc.

(2) Mr. Buckingham retired in 1996 as Executive Vice President of First Empire State Corporation, a publicly-held bank holding company and Manufacturers and Traders Trust Company, a New York State chartered bank.

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

                                           Officer of the
     Name                   Age             Company Since                      Office

John L. Wehle, Jr.          51                 1970              Chairman of the Board, President and
                                                                 Chief Executive Officer (1)

Robert N.Latella            54                 1986              Excutive Vice President and Chief Operating
                                                                 Officer (2)

Charles S. Wehle            49                 1988              Senior Vice President (3)

Gary C. Geminn              54                 1985              Vice President - Production of Genesee
                                                                 Brewing Company (4)

Karl D.Simonson             54                 1994              Vice President - Planning & Development (5)

William A. Neilson          46                 1986              Vice President - Human Resources (6)

Mark W. Leunig              42                 1988              Vice President, Secretary and General Counsel (7)

Edward J. Rompala           37                 1989              Vice President and Treasurer (8)

Michael C. Atseff           41                 1992              Controller (9)

(1) Mr. J. L. Wehle, Jr. was elected Chairman of the Board of Directors in November 1993. He has been President and Chief Executive Officer of the Corporation for more than five years. He is also a Director and Chief Executive Officer of Genesee Brewing Company.

(2) Mr. Latella has been Executive Vice President and Chief Operating Officer of the Corporation for more than five years. He is also a Director and Executive Vice President of Genesee Brewing Company.

(3) Mr. Wehle was elected Senior Vice President of the Corporation in January 1995. He was elected President of Genesee Brewing Company in October 1996. Prior to that he served as Executive Vice President of Genesee Brewing Company, a position he held for more than five years.

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

(9) Mr. Atseff has been Controller of the Corporation for more than five years.

      John L. Wehle, Jr. and Charles S. Wehle are brothers.

      (c)  Compliance with Section 16(a) of Securities Exchange Act of 1934:
To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under
Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended May 3, 1997.

Item 11.   Executive Compensation

      (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the Chief Executive Officer and the four other most highly compensated executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended May 3, 1997 exceeded $100,000.

                                                                SUMMARY COMPENSATION TABLE
                                          Annual Compensation                             Long Term Compensation
                                                             Other
                                                             Annual           Restricted                    All Other
    Name and                                                 Compen-             Stock         Stock        Compensa-
Principal Position   Fiscal Year   Salary ($)   Bonus ($)    sation ($)       Awards($)(4)    Options (#)    sation ($)

John L. Wehle, Jr.      1997       $337,016     $   3,180(1)   $ 1,590             0            5,000       $ 52,337 (5)
Chairman of the         1996        327,200        64,609(2)     1,811             0                0         60,135
Board, President,       1995        320,000       151,382(3)     1,500         6,930            5,000         54,547
Chief Executive
Officer

Robert N. Latella       1997        229,450         3,180(1)        1,590             0            4,000         36,226 (6)
Executive Vice          1996        222,767        45,701(2)     1,811             0                0         42,393
President, Chief        1995        214,065       104,616(3)     1,500         6,930            4,000         38,261
Operating Officer

Charles S. Wehle        1997        192,500         2,385(1)     1,193             0            3,000         29,129 (7)
Senior Vice             1996        163,375        35,008(2)     1,358             0                0         25,448
President               1995        142,625        35,668(3)        1,125         5,390            3,000         22,105

Gary C. Geminn          1997        113,749         2,186(1)     1,093             0            2,000         16,766 (8)
Vice President-         1996        110,436        15,473(2)     1,245             0                0         17,286
Production of           1995        106,122        23,663(3)     1,031         4,620            2,000         17,776
Genesee Brewing
Company

Karl D. Simonson        1997        112,475         2,186(1)     1,093             0            1,500         16,979 (9)
Vice President -        1996        106,251        14,972(2)     1,245             0                0         16,784
Planning &              1995         91,504        21,894(3)     1,031         4,620            1,500          8,046
Development

(1) Amounts reflect stock bonuses earned during fiscal 1997 under the Corporation's 1992 Stock Plan, which were paid to the named executive officer in June 1997.

(2) Amounts reflect cash and stock bonuses earned during fiscal 1996 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1996.

(3) Amounts reflect cash and stock bonuses earned during fiscal 1995 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1995.

(4) The restricted stock awards reported in this column vest annually in one-quarter increments over a four-year period. No dividends are paid on the restricted stock. As of May 3, 1997, the aggregate number of shares and corresponding value of restricted stock held by each of the named individuals was as follows: 205 shares valued at $7,820 held by each of Mr. J. L. Wehle, Jr. and Mr. Latella; 155 shares valued at $5,916 held by Mr. C. S. Wehle; and 140 shares valued at $5,338 held by each of Mr. Geminn and Mr. Simonson.

(5) Amount reflects $18,000 contribution under the Corporation's Profit Sharing Retirement Plan, $31,169 contribution under the Corporation's Benefit Restoration Plan and $3,168 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. J. L. Wehle, Jr.

(6) Amount reflects $18,000 contribution under the Corporation's Profit Sharing Retirement Plan, $15,928 contribution under the Corporation's Benefit Restoration Plan and $2,298 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Latella.

(7) Amount reflects $18,000 contribution under the Corporation's Profit Sharing Retirement Plan, $10,120 contribution under the Corporation's Benefit Restoration Plan and $1,009 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. C. S. Wehle.

(8) Amount reflects $15,775 contribution under the Corporation's Profit Sharing Retirement Plan and $991 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Geminn.

(9) Amount reflects $16,000 contribution under the Corporation's Profit Sharing Retirement Plan and $979 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Simonson.

      (b) The table below sets forth information about options granted to the named executive officers during the Corporation's fiscal year ended May 3, 1997.

                                                                                                         Potential Realizable
                     Individual Grants      % of Total                                                    Value at Assumed
                                              Options                                                    Annual Rates of Stock
                                             Granted to                                                 Prices Appreciation for
                          Options           Employees in                                                     Option Term (2)
                          Granted           Fiscal Year       Excercise Price         Expiration
  Name                    (#) (1)           Fiscal Year           ($/SH)                  Date          5% ($)          10% ($)

John L. Wehle, Jr.         5,000               17.5%              $49.98                 6/30/01        $40,071        $217,101

Robert N. Latella          4,000               14.0%              $45.44                 6/30/01         50,217         191,841

Charles S. Wehle           3,000               10.5%              $49.98                 6/30/01         24,043         130,261

Gary C. Geminn             2,000                7.0%              $45.44                 6/30/01         25,108          95,921

Karl D. Simonson           1,500                5.3%              $45.44                 6/30/01         18,831          71,940

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

     c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended May 3, 1997; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                    Value of Unexercised
                                                                Number of Unexercised                   in-the-money
                                                                 Options at FY-End (#)              Options at FY-End (#)
                        Shares
                      Acquired on           Value $         Exerci-          Unexercis-         Exercis-          Unexercis-
   Name                Exercise            Realized           able                able              able               able

John L. Wehle, Jr.        0                   0              17,000                0              $ 8,400               0

Robert N. Latella         0                   0              14,000                0               27,170               0

Charles S. Wehle          0                   0              11,000                0                5,600               0

Gary C. Geminn            0                   0               6,500                0               10,580               0

Karl D. Simonson          0                   0               5,000                0               18,280               0

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

     (e)  Agreements With Named Executive Officers.

           (1) The Corporation has agreements with John L. Wehle, Jr., Charles S. Wehle and Robert N. Latella (the "Agreements") which provide that, after a "Change in Control" (as that term is defined in the Agreements), if employment of the named executive officers is terminated by the Corporation without "Cause" (as that term is defined in the Agreements) or by the named executive officers for "Good Reason" (as that term is defined in the Agreements), the Corporation must pay a lump sum payment equal to a maximum of three times the annual base salary of the named executive officers in effect at the date of termination of employment, plus three times the largest bonus paid to him at any time during the preceding five fiscal years.

           (2) Under an agreement with the Corporation, John L. Wehle, Jr. is employed by the Corporation for so long as may be mutually agreed upon. Mr. Wehle is also entitled to receive for so long as he lives a monthly payment of $7,500 in the event he ceases to be employed by the Corporation, whether by reason of death, disability or otherwise. If Mr. Wehle should die prior to having received 120 such monthly installments, the Corporation is obligated to pay the remainder of such installments to his designated beneficiaries or to his estate. Installment payments while Mr. Wehle is alive are contingent upon his not engaging in a competing business without the Corporation's consent.

      (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley, Thomas E. Clement and William J. Hoot served during the fiscal year ended May 3, 1997 as members of the Management Continuity Committee of the Corporation's Board of Directors. Mr. Hoot was an officer of the Corporation prior to his retirement in 1982. See description of relationship with Mr. Clement at Item 13.

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management

      (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 15, 1997, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                                                       Percent of
           Name and Address                                      Amount Owned         Class A Stock

John L. Wehle, Jr., as Trustee                                      73,845 (1)              35.2%
      under the Will of Louis A. Wehle
      P. O. Box 762
      Rochester, New York 14603

John L. Wehle, Jr., Charles S. Wehle                                41,957 (2)              20.0%
      and Henry S. Wehle
      P. O. Box 762
      Rochester, New York 14603

John L. Wehle, Jr., as Trustee under                                12,145 (3)               5.8%
      Elizabeth R. Wehle Trust
      P. O. Box 762
      Rochester, New York 14603

Franklin Resources, Inc.                                            23,511                  11.2%
      777 Mariners Island Boulevard
      San Mateo, California 94404

(1) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee. In the event of his death, resignation or incapacity, such power would pass to Charles S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), John L. Wehle, Jr. is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Charles S. Wehle would succeed John L. Wehle, Jr. as proxy in the event of the death, incapacity or resignation of John L. Wehle, Jr. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 15, 1997, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

      (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 15, 1997 by each director and by all directors and officers as a group are set forth in the following table:

                          Shares of            Percentage of              Share of                Percentage of
Name of Director          Class A                Class A                  Class B                    Class B
or Executive Officer     Common Stock          Common Stock              Common Stock              Common Stock

John L. Wehle, Jr.         127,947 (1)             61.0%                   94,748 (3) (4)                6.9%
                                                                                  (5) (6)
William J. Hoot                119                  (17)                    4,343 (7)                    (17)

Robert N. Latella              604                  (17)                   13,775 (8)                    (17)

Gary C. Geminn                NONE                   --                     7,069 (9)                    (17)

John D. Reifenrath            NONE                   --                     5,072 (10)                   (17)

Charles S. Wehle                (2)                  (2)                   10,205 (4) (11)               (17)

Thomas E. Clement             NONE                   --                     3,104 (4) (12)               (17)

Stephen B. Ashley             NONE                   --                     3,200 (13)                   (17)

Richard P. Miller, Jr.        NONE                   --                     3,100 (14)                   (17)

Karl D. Simonson              NONE                   --                     5,190 (15)                   (17)

William A. Buckingham          240                  (17)                    3,000 (4) (16)               (17)

Samuel T. Hubbard, Jr.        NONE                   --                     3,000 (16)                   (17)

All Directors and Execu-   128,935                 61.4%                  172,869                       11.7%
tive Officers as a group
(16 persons)

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

(6) Includes 4,025 shares owned individually and 13,000 shares which may be acquired pursuant to presently exercisable stock options.

(7) Includes 1,343 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(8) Includes 3,275 shares owned individually and 10,500 shares which may be acquired pursuant to presently exercisable stock options.

(9) Includes 2,069 shares owned individually and 5,000 shares which may be acquired pursuant to presently exercisable stock options.

(10) Includes 3,072 shares owned individually and 2,000 shares which may be acquired pursuant to presently exercisable stock options.

(11) Includes 2,205 shares owned individually, 8,000 shares which may be acquired pursuant to presently exercisable stock options.

(12) Includes 104 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(13) Includes 200 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(14) Includes 100 shares owned by Mr. Miller's wife, the beneficial ownership of which is disclaimed by Mr. Miller, and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(15) Includes 190 shares owned individually and 5,000 shares which may be acquired pursuant to presently exercisable stock options.

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


Item 13.   Certain Relationships and Related Transactions

      The professional corporation of Thomas E. Clement, a director of the Corporation, is a partner of the law firm of Nixon, Hargrave, Devans & Doyle, which during fiscal year 1997 performed legal services for the Corporation and which the Corporation intends to retain to provide such services in fiscal year 1998.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  The following documents are filed as part of this report:

           1.   Financial Statement Schedule:

                See Index to Financial Statements at Page 15 of this report.

     Other schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

           2.   Exhibits:

                See Exhibit Index at Page 51 of this report.

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

      GENESEE CORPORATION

      July 23, 1997                     By:    /s/John L. Wehle, Jr.
      (Date)                                   John L. Wehle, Jr., Chairman, President
                                               and Chief Executive Officer


      July 23, 1997                     By:    /s/Edward J. Rompala
      (Date)                                   Edward J. Rompala, Vice President and
                                               Treasurer (Principal Financial Officer)


      July 23, 1997                     By:    /s/Michael C. Atseff
      (Date)                                   Michael C. Atseff, Controller



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/Stephen B. Ashley                 July 23, 1997          Director
    Stephen B. Ashley                     (Date)


  /s/William A. Buckingham             July 23, 1997          Director
   William A. Buckingham                  (Date)


  /s/Thomas E. Clement                 July 23, 1997          Director
   Thomas E. Clement                       (Date)


  /s/Gary C. Geminn                    July 23, 1997          Director
   Gary C. Geminn                          (Date)

  /s/William J. Hoot                   July 23, 1997          Director
   William J. Hoot                         (Date)


  /s/Samuel T. Hubbard, Jr.            July 23, 1997          Director
   Samuel T. Hubbard, Jr.                  (Date)


  /s/Robert N. Latella                 July 23, 1997          Director
   Robert N. Latella                      (Date)


  /s/Richard P. Miller, Jr.            July 23, 1997          Director
   Richard P. Miller, Jr.                 (Date)


  /s/John D. Reifenrath                July 23, 1997          Director
   John D. Reifenrath                     (Date)


  /s/Charles S. Wehle                  July 23, 1997          Director
   Charles S. Wehle                       (Date)


  /s/John L. Wehle, Jr.                July 23, 1997          Director
   John L. Wehle, Jr.                     (Date)

                       Report of Independent Accountants



To the Board of Directors and Shareholders of Genesee Corporation:

Under date of June 2, 1995, except for note 17 which was dated June 12, 1995, we reported on the consolidated statements of earnings and retained earnings, and cash flows of Genesee Corporation and subsidiaries for the year ended April 30, 1995, included elsewhere herein. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related 1995 consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, the Corporation changed its method of accounting for debt and equity securities in fiscal 1995.


/s/KPMG Peat Marwick LLP


KPMG Peat Marwick LLP
Rochester, New York
June 2, 1995

                                                                   SCHEDULE II


                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Valuation and Qualifying Accounts

                Years ended May 3, 1997, April 30, 1996 and 1995

                            Balance at       Additons                            Balance
                            beginning      charged to cost                       at end
     Description            of period       and expenses         Deductions     of period

                                                     Dollars in Thousands

1997

Allowance for doubtful
  receivable                  $   433         (27)                   (2)           408
Allowance for loss on idle
  plant and equipment             448          39                     -            487
Allowance for obsolete
  inventory                       208         558                   568            198

                              $ 1,089         570                   566          1,093

1996

Allowance for doubtful
  receivables                 $   565          25                   157            433
Allowance for loss on idle
  plant and equipment             457           -                     9            448
Allowance for obsolete
  inventory                        68         510                   370            208

                              $ 1,090         535                   536          1,089

1995

Allowance for doubtful
  receivables                 $   677         (10)                  102            565
Allowance for loss on idle
  plant and equipment             486         457                   486            457
Allowance for obsolete
  inventory                       280          86                   298             68

                             $  1,443         533                   886          1,090

                                 Exhibit Index
Number                               Document                             Page

3-1        Certificate of Incorporation (incorporated by reference to      --
           Exhibit 3-1 to the Corporation's report on Form 10-K for the fiscal year ended April 30,1994).

3-2        By-Laws  (incorporated by reference to Exhibit 3-2 to the       --
           Corporation's report on Form 10-K for the fiscal year ended
           April 30, 1995).

10-1       1986 Genesee Incentive Bonus Plan, as amended and restated      52
           in 1997.

10-2       1992 Stock Plan as amended in 1994  (incorporated by refer-     --
           ence to Exhibit 10-3 to the Corporation's report on Form
           10-K for the fiscal year ended April 30, 1995).

10-3       Stock Bonus Incentive Program under 1992 Stock.

10-4       Agreement with John L. Wehle, Jr. dated August 29, 1994         --
           (incorporated by reference to Exhibit 10-5 to the Corpor-ation's report on Form 10-K for the fiscal year ended
           April 30, 1995).

10-5       Executive Agreement with J. L. Wehle, Jr. dated February        --
           27, 1995 (incorporated by reference to Exhibit 10-6 to the Corporation's report on Form 10-K for the fiscal year ended
           April 30, 1995). Substantially identical agreements were executed with C. S. Wehle and R. N. Latella.

10-6       Indemnification Agreement with J. L. Wehle, Jr. dated           --
           June 8, 1989 (incorporated by reference to Exhibit 10-7 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995). Substantially identical agreements were executed with all other directors and officers of the Corporation.

10-7       Trust Agreement under the Genesee Corporation Deferred          58
           Compensation Plans.

  21       Subsidiaries of the Registrant                                  65

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


Section 1:      Purpose

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

Section 2:       Definitions

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

Section 3:       Administration

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

Section 4:       Award Year

      An Award Year shall be a fiscal year of the Company in respect of which an incentive bonus award is made under this Plan.

Section 5:       Incentive Bonus Awards

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

(B) The achievement of targets shall result in the payment to Participants of cash bonuses (subject to the provisions of Section 6 hereof). In establishing targets, the Committee shall determine three levels of awards, based upon the achievement of (1) minimum, (2) primary and (3) maximum levels of achievement during an Award Year. In any case where the level achieved exceeds the primary target level but is less than the maximum target level, the bonus to be paid shall be increased so as to be proportionate to the difference between the two levels. Thus, for example, of the Operating Income target achieved is 50% of the difference between the primary target and the maximum target, the bonus to be paid shall be equal to the percentage of salary awarded for achieving the primary target plus 50% of the difference between that amount and the amount which would have been paid if the maximum target had been achieved.

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

Section 6:       Payment of Awards

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

Section 7:       Deferral of Payment

      Bonus awards which are deferred will be credited to an account ("Deferred Account") established by the Company for each Participant and will be subject to such conditions as the Committee may consider necessary to maintain an effective deferral.

Section 8:       Deemed Investment of Deferred Amounts

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

Section 9:       Payment of Deferred Accounts

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

Section 10:     Termination of Employment

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

Section 11:     Amendment

      The Committee may from time to time amend, modify, suspend the operation of or terminate in whole or in part any or all of the provisions of the Plan, except that no such action shall deprive a Participant of any bonus award which has been earned.

Section 12:     Reorganization

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

Section 13:     Newly Eligible Employees

      The Committee shall be entitled to make such rules, regulations, determinations and awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Plan after the commencement of an Award Year.

Section 14:     Effective Date

      The Plan shall be effective as of May 1, 1986. The Committee may grant awards in respect of fiscal year of the Company ending May 3, 1987.

Section 15:     Miscellaneous

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

                                  EXHIBIT 10-7




                                TRUST AGREEMENT
                                   UNDER THE
                              GENESEE CORPORATION
                          DEFERRED COMPENSATION PLANS

      This Trust Agreement is made this 27th day of December, 1995 by and between GENESEE CORPORATION (the "Company") and M&T BANK - MANUFACTURERS AND TRADERS TRUST CO. (the "Trustee");

      WHEREAS, Company has adopted the nonqualified deferred compensation plans (the "Plans") listed in the Appendix;

      WHEREAS, Company has incurred or expects to incur liability under the terms of such Plans with respect to the individuals participating in the Plans;

      WHEREAS, Company wishes to establish a trust (hereinafter called "Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of Company's Insolvency, as herein defined, until paid to Plan participants and their beneficiaries in such manner and at such times as specified in the Plans;

      WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plans as unfunded plans maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

      WHEREAS, it is the intention of Company to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plans.

      NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

      Section 1.   Establishment of Trust.

      (a) Company agrees to deposit with Trustee in trust such contributions as from time to time it determines are appropriate to meet the funding requirements of the Plans. Contributions and the earnings thereon shall become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

      (b) The Trust shall become irrevocable upon approval by the Company's Board of Directors.

      (c) The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

      (d) The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of Company and shall be used exclusively for the uses and purposes of Plan participants, their beneficiaries and the Company's general creditors as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plans and this Trust Agreement shall be mere unsecured contractual rights of Plan participants and their beneficiaries against Company. Any assets held by the Trust will be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein.

      (e) Within 90 days of determining the amounts deferred under a Plan, the Company shall be required to irrevocably deposit such additional cash or other property to the Trust in an amount sufficient to pay each Plan participant or beneficiary the benefits payable pursuant to the terms of the Plans as of the close of the Plan year.

      Section 2.   Payments to Plan Participants and Their Beneficiaries.

      (a) Company shall deliver to Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each Plan participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plans), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the Plan participants and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plans and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by the Company.

      (b) The entitlement of a Plan participant or his or her beneficiaries to benefits under the Plans shall be determined by Company or such party as it shall designate under the Plans, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plans.

      (c) Company may make payment of benefits directly to Plan participants or their beneficiaries as they become due under the terms of the Plans. Company shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to participants or their beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits in accordance with the terms of the Plans, Company shall make the balance of each such payment as it falls due. Trustee shall notify Company where principal and earnings are not sufficient.

      Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary When Company Is Insolvent.

      (a) Trustee shall cease payment of benefits to Plan participants and their beneficiaries if the Company is Insolvent. Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Company is unable to pay its debts as they become due, or (ii) Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

      (b)  At all times during the continuance of this Trust, as provided in
Section 1(d) hereof, the principal and income of the Trust shall be subject to claims of general creditors of Company under federal and state law as set forth below.

           (1) The Board of Directors and the Chief Executive Officer of Company shall have the duty to inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee shall determine whether Company is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Plan participants or their beneficiaries.
           (2) Unless Trustee has actual knowledge of Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.
           (3) If at any time Trustee has determined that Company is Insolvent, Trustee shall discontinue payments to Plan participants or their beneficiaries and shall hold the assets of the Trust for the benefit of Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Plan participants or their beneficiaries as general creditors of Company with respect to benefits due under the Plans or otherwise.
           (4) Trustee shall resume the payment of benefits to Plan participants or their beneficiaries in accordance with Section 2 of this Trust Agreement only after Trustee has determined that Company is not Insolvent (or is no longer Insolvent).

      (c) Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Plan participants or their beneficiaries under the terms of the Plans for the period of such discontinuance, less the aggregate amount of any payments made to Plan participants or their beneficiaries by Company in lieu of the payments provided for hereunder during any such period of discontinuance.

      Section 4.   Payments to Company.

      Except as provided in Section 3 hereof, after the Trust has become irrevocable, Company shall have no right or power to direct Trustee to return to Company or to divert to others any of the Trust assets before all payment of benefits have been made to Plan participants and their beneficiaries pursuant to the terms of the Plans.

      Section 5.   Investment of Authority.

      (a) In no event may Trustee invest in securities (including stock or rights to acquire stock) or obligations issued by Company, other than a de minimis amount held in common investment vehicles in which Trustee invests. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Plan participants except that voting rights with respect to Trust assets will be exercised by Company.

      (b) If the Plan so provides, the Board of Directors of the Company may appoint an Investment Manager to direct the investment of all or a portion of the Trust fund. An Investment Manger, upon its appointment shall acknowledge in writing that it shall act with the care, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. An Investment Manager shall supply the Trustee in writing with the names of any individuals authorized to act on its behalf, including specimen signatures. The Trustee may rely (and be fully protected in relying) on any written communication purporting to be signed by such individuals on behalf of the Investment Manager as being the act of the Investment Manager, and may assume that any designation of individuals entitled to sign communications on behalf of the Investment Manager remains in effect until advised by the Investment Manager in writing to the contrary. The Trustee shall invest and reinvest any portion of the Trust fund that the Company has advised it is subject to the direction of an Investment Manager to the extent and in the manner directed by the Investment Manager in writing. The Trustee need not inquire into whether investment instructions received from an Investment Manager represent proper investment decisions. The Trustee shall have no duty to review any investment to be acquired, held, or disposed of pursuant to such directions or to make recommendations with respect to the investment of any portion of the Trust fund under the direction of an Investment Manager. The Trustee shall have no liability with respect to the investment of any portion of the Trust fund subject to the direction of an Investment Manager and shall be fully protected in complying without questions with the direction of, or failing to act in the absence of any direction from, an Investment Manager.

      Section 6.   Disposition of Income.

      During the term of this Trust, all income received by the Trust, net of expenses and taxes not paid by Company, shall be accumulated and reinvested.

      Section 7.   Accounting by Trustee.

      Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made; including such specific records as shall be agreed upon in writing between Company and Trustee. Within 60 days following the close of each calendar year and within 60 days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

      Section 8.   Responsibility of Trustee.

      (a) Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Company which is contemplated by, and in conformity, the terms of the Plans or this Trust and is given in writing by Company. In the event of a dispute between Company and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

      (b) If Trustee undertakes or defends any litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment form the Trust.

      (c) Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

      (d) Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

      (e) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

      (f) Notwithstanding any powers granted to trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

      Section 9.   Compensation and Expenses of Trustee.

      All investment fees and expenses shall be paid from Trust assets. Company shall pay all administrative fees and expenses. If Company fails to pay such administrative fees and expenses they shall be paid from the Trust.

      Section 10.   Resignation and Removal of Trustee.

      (a) Trustee may resign at any time by written notice to Company, which shall be effective 30 days after receipt of such notice unless Company and Trustee agree otherwise.

      (b) Trustee may be removed by Company on 30 days notice or upon shorter notice accepted by Trustee.

      (c) Upon a Change of Control, as defined herein, Trustee may not be removed by Company. In addition, Trustee shall automatically become plan administrator of the Plans upon a Change in Control and shall pay out Plan benefits and otherwise administer the Plans in accordance with their terms.

      (d) If Trustee resigns following a Change of Control, as defined herein, Trustee shall select a successor Trustee in accordance with the provisions of Section 11(b) hereof prior to the effective date of Trustee's resignation or removal.

      (e) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed with 30 days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

      (f) If Trustee resigns [or is removed], a successor shall be appointed, in accordance with section 11 hereof, by the effective date or resignation or removal under paragraph (a) [or (b)] of this section. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the trust.

      Section 11.   Appointment of Successor.

      (a) If Trustee resigns [or is removed] in accordance with Section 10(a) [or (b)] hereof, Company may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal.
The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor Trustee to evidence the transfer.

      (b)  If Trustee resigns or is removed pursuant to the provisions of
Section 10(d) hereof and selects a successor Trustee, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under state law. The appointment of a successor Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

      Section 12.   Amendment or Termination.

      (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plans or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

      (b) The Trust shall not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans. Upon termination of the Trust any assets remaining in the Trust shall be returned to Company.

      Section 13.   Miscellaneous.

      (a) Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

      (b) Benefits payable to Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

      (c) This Trust Agreement shall be governed by and construed in accordance with the laws of the State of New York.

      (d) For purposes of this Trust, Change of Control shall mean the purchase or other acquisition by any person, entity or group of persons, within the meaning of section 13(d) or 14(d) of the Securities Exchange Act of 1934 ("Act"), or any comparable successor provisions, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Act) of 30 percent or more of either the outstanding shares of common stock or the combined voting power of Company's then outstanding voting securities entitled to vote generally, or the approval by the stockholders of Company of a reorganization, merger, or consolidation, in each case, with respect to which persons who were stockholders of Company immediately prior to such reorganization, merger or consolidation do not immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated Company's then outstanding securities, or a liquidation or dissolution of Company or of the sale of all or substantially all of Company's assets.

      Section 14.   Effective Date.

      The effective date of this Trust Agreement shall be January 1, 1996.


Dated:  December 27, 1995                     GENESEE CORPORATION

                                         By       /s/Robert N. Latella
                                         Title     Executive Vice President

 Dated:  December 27, 1995
                                                   M&T BANK

                                         By        /s/James Olek
                                         Title     Vice President

                                    APPENDIX


      PLANS COVERED BY THE GENESEE CORPORATION DEFERRED COMPENSATION TRUST


          Genesee Corporation 1986 Incentive Bonus Plan

          Genesee Corporation Benefit Restoration Plan

          R. N. Latella Supplemental Retirement Contribution

                                   EXHIBIT 21





                                  Subsidiaries



                Names                              State of Incorporation

      The Genesee Brewing Company, Inc.                 New York

      Genesee Ventures, Inc.                            New York

      Ontario Foods, Incorporated                       New York

      Freedom Foods, Inc.                               New Jersey