Form 10-Q
period 1997-08-02
GENESEE CORP
filed 1997-09-12
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    AUGUST 2, 1997

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


As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                            Number of Shares
                Class                          Outstanding


      Class A Common Stock (voting),            209,885
        par value $.50 per share


      Class B Common Stock (non-voting),      1,408,194
        par value $.50 per share

                      GENESEE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         August 2, 1997 and May 3, 1997

                                                                                  UNAUDITED               AUDITED
(Dollars in Thousands)                                                            August 2, 1997          May 3, 1997

ASSETS
     Current assets:
         Cash and cash equivalents                                               $    964                  4,521
         Marketable securities available for sale                                  20,396                 32,627
         Trade accounts receivable, less allowance for doubtful receivables
             of $414 at August 2, 1997; $408 at May 3, 1997                        12,953                 11,037
         Inventories, at lower of cost (first-in, first-out) or market             15,940                 13,957
         Deferred income tax assets                                                   760                    760
         Other current assets                                                       1,963                  1,219

            Total current assets                                                   52,976                 64,121

     Net property, plant and equipment                                             35,094                 32,986
     Investment in and notes receivable from unconsolidated real estate
       partnerships                                                                 4,961                  4,949
     Investments in direct financing and leveraged leases                          32,716                 32,144
     Goodwill                                                                       9,500                    -
     Other assets                                                                   3,923                  2,729

             Total assets                                                         139,170                136,929


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                           9,944                  9,611
         Income taxes payable                                                       1,361                    932
         Federal and state beer taxes payable                                       2,060                  2,029
         Accrued expenses and other                                                 5,399                  6,395

             Total current liabilities                                             18,764                 18,967

     Deferred income tax liabilities                                                9,114                  8,789
     Accrued postretirement benefits                                               15,515                 15,515
     Mortgage payable                                                                 552                    -
     Other liabilities                                                                344                    413

             Total liabilities                                                     44,289                 43,684

     Minority interests in consolidated subsidiaries                                1,860                  1,690
     Shareholders' equity:
         Common stock Class A                                                         105                    105
         Common stock Class B                                                         753                    753
         Additional paid-in capital                                                 5,842                  5,834
         Retained earnings                                                         88,571                 87,720
         Unrealized gain on marketable securities, net of income tax                1,225                    648
         Less treasury stock, at cost                                               3,475                  3,505


             Total shareholders' equity                                            93,021                 91,555


             Total liabilities and shareholders' equity                         $ 139,170                136,929


         See accompanying notes to consolidated financial statements.

                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                        OF EARNINGS AND RETAINED EARNINGS
              Thirteen Weeks Ended August 2, 1997 and July 27, 1996

(Dollars in Thousands,
Except Per Share Data)                                                 UNAUDITED
                                                              1997                 1996

Revenues                                                     $53,052              51,569

         Federal and state beer taxes                         10,107              11,225


Net revenues                                                  42,945              40,344

          Cost of sales                                       32,082              29,695


Gross profit                                                  10,863              10,649

           Selling, general and administrative expenses        9,218               8,950


Operating income                                               1,645               1,699

          Investment income                                      834                 604
          Other income / (expense), net                          (31)                 60
          Interest of minority partners in earnings of
              consolidated subsidiaries                         (189)               (188)


Earnings before income taxes                                   2,259               2,175

         Income taxes                                            842                 783


Net earnings - $.88 per share in 1997
                       and $.86 in 1996                        1,417               1,392

Retained earnings at beginning of period                      87,720              87,285

         Less: dividends - $.35 per share in 1997
                  and $.35 per share in 1996                     566                 565


Retained earnings at end of period                           $88,571              88,112


See accompanying notes to consolidated financial statements.

                      GENESEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen Weeks Ended August 2, 1997 and July 27, 1996

                                                                    UNAUDITED
(Dollars in thousands)                                         1997            1996

Cash flows from operating activities:
    Net earnings                                            $ 1,417           1,392
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                         1,399           1,244
        Other                                                   211             230
    Changes in non-cash assets and liabilities:
        Trade accounts receivable                            (1,621)           (515)
        Inventories                                          (1,603)         (1,103)
        Other assets                                           (669)           (160)
        Accounts payable                                        198             139
        Accrued expenses and other                           (2,041)            765
        Income taxes payable                                    428             843
        Federal and state beer taxes                             31            (290)
        Accrued postretirement benefits                          -               67
        Other liabilities                                       (69)            (23)

        Net cash (used in) provided by operating activities  (2,319)          2,589


Cash flows from investing activities:
    Purchase of Freedom Foods, net of cash acquired         (11,060)             -
    Capital expenditures                                     (2,173)         (1,580)
    Sales of marketable securities                           21,456           4,220
    Purchases of marketable securities                       (8,324)         (2,988)
    Investments in and advances to unconsolidated real
       estate investments, net of distributions                 (11)             (3)
    Net investment in direct financing and leveraged lease     (572)             68
    Withdrawals by minority interest                            (19)           (107)

         Net cash used in investing activities                 (703)           (390)


Cash flows from financing activities:
    Principle payments on mortgage payable                       (4)              0
    Payment of dividends                                       (566)           (565)
    Net proceeds from  treasury stock transactions               35              40

              Net cash used in financing activities            (535)           (525)


Net (decrease) increase in cash and cash equivalents         (3,557)          1,674

Cash and cash equivalents at beginning of the year            4,521           2,560


        Cash and cash equivalents at end of the period        $ 964           4,234


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


     NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 3, 1997 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the financial statements presented in the Corporation's Annual Report to shareholders for the year ended May 3, 1997.

     NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,618,079 for the thirteen week period ended August 2, 1997 and 1,616,709 for the thirteen week period ended July 27, 1996.

NOTE (C) Inventories are summarized as follows:

                                                                 Dollars in thousands
                                                              August 2, 1997     May 3, 1997

           Finished goods                                      $   5,274      $   5,250
           Goods in process                                        2,141          2,301
           Raw materials, containers and packaging supplies        8,525          6,406
                Total inventories                              $  15,940       $ 13,957

     NOTE (D) In February 1997, the Financial Accounting Standard Board (FASB) issued Statement No. 128, Earnings per Share (SFAS 128), which requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market. SFAS No. 128 requires basic and diluted earnings per share be presented for all periods for which a statement of earnings is presented. The Corporation is required to adopt SFAS No. 128 in the third quarter of fiscal 1998. The pro forma effect of SFAS 128 would result in basic earnings per share of $.88 and $.86 in the first quarter of fiscal 1998 and 1997, respectively. The pro forma effect of SFAS 128 would result in diluted earnings per share of $.87 and $.86 in the first quarter of fiscal 1998 and 1997, respectively.

                               GENESEE CORPORATION

     NOTE (E) On May 15, 1997, the Corporation acquired all of the common stock of Freedom Foods, Inc., a food company located in Odessa, Florida, for $11.3 million. For the year ended December 31, 1996, Freedom Foods reported $6 million in sales from the manufacture and sale of private label bouillon cubes and powder. Freedom Foods sells to many of the same supermarket chains already buying private label soup, side dish, and drink mix products from Ontario Foods. The Corporation recently completed the relocation of Freedom Foods' manufacturing and sales operations to Ontario Foods' facility in Albion, New York. The acquisition was financed internally and was accounted for using the purchase method.


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations


Comparison of 13 weeks ended August 2, 1997 to 13 weeks ended July 27, 1996


      Consolidated net revenues for the thirteen weeks ended August 2, 1997 were $42.9 million, an increase of $2.6 million over the consolidated net revenues reported for the same period last year. The higher revenues were the result of higher private label sales at Ontario Foods and contract brewing volume at Genesee Brewing Company. In addition, the Corporation's net revenues were also favorably impacted by the acquisition of Freedom Foods, Inc. on May 15, 1997. Freedom Foods produces private label bouillon cubes and powder. For the year ended December 31, 1996, Freedom Foods reported annual sales of $6 million, selling to many of the same supermarket chains currently buying private label soup, side dish, and drink mix products from Ontario Foods.

      On a consolidated basis, the Corporation reported operating income of $1.6 million for the first quarter this year compared to operating income of $1.7 million for the same period last year.

      Earnings before income taxes were up $84,000 due in part to the $468,000 of capital gains realized when the Corporation sold marketable securities in order to finance the acquisition of Freedom Foods.

      The Corporation reported consolidated net earnings of $1.4 million, or $.88 per share, in the first quarter this year, compared to net earnings of $1.4 million, or $.86 per share, for the same period last year. The effective income tax rate for the first quarter of fiscal 1998 was 37.3%, an increase from 36.0% in the first quarter of fiscal 1997, due to the effect of non-deductible goodwill amortization resulting from the acquisition of Freedom Foods, Inc.

                              GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


Genesee Brewing Company

      Genesee Brewing Company's net sales in the first quarter were $35.1 million, an increase of $315,000 from last year's first quarter net sales. Barrel sales for the first quarter this year were up 3.2% over last year due to higher volume of Genesee Brewing Company's HighFalls brands and contract production for Boston Beer Company. HighFalls brands were up over 11,000 barrels (or 10%) due to the Genesee Brewing Company's plan of geographic expansion and to continued growth in the craft segment of the beer business. Although the craft segment continues to grow, it is now growing at a slower pace than last year due to the continued proliferation of brands and the natural maturation of the segment.

      Contract brewing volume was up 29,000 barrels (or 63%) over the first quarter last year as the relationship with Boston Beer Company continued to grow and develop. On April 30, 1997, the contract between Genesee Brewing Company and Boston Beer Company was amended and extended through the year 2016. Either party has the right to terminate the contract without cause after giving the other party advance notice of its intent to terminate. The required notification period runs from one to four years depending on the volume of product produced under the contract in the twelve months preceding the notice of termination -- the greater the volume, the longer the required notification period.

      Partially offsetting the growth of HighFalls and contract volume was the continued decline in the sales of Genesee Brewing Company's core products. The Genesee and Koch's brands were down a combined 9% in the first quarter.

      Genesee Brewing Company's gross profit decreased $482,000 to $9.2 million, or 26.2% of net sales, in the first quarter of fiscal 1998, compared to $9.7 million, or 27.8% of net sales, in the first quarter of fiscal 1997. The decrease in percentage gross profit margins was primarily the result of the shift in sales mix towards lower-margin contract business. In the first quarter this year, contract volume represented 13% of total barrel volume whereas it represented 8% of total volume in the first quarter last year.

      Genesee Brewing Company's selling, general and administrative expenses were up $324,000 in the first quarter of fiscal 1998 compared to the same period last year. This increase is the result of the timing of planned increases in selling and marketing expenditures to support the geographic expansion of HighFalls distribution. During the first quarter this year, Genesee Brewing Company expanded sales of its HighFalls products to Wisconsin and Louisiana.

      Due to the decline in core brand volume and the higher sales and marketing expenses, first quarter operating income for Genesee Brewing Company declined to $530,000, compared to operating income of $1.3 million in the first quarter last year.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


Foods Division

      Net sales for the Foods Division were $7.1 million in the first quarter of fiscal 1998, compared to $4.9 million for the first quarter last year. The sales increase was attributable to continued growth in private label sales of iced tea mix and side dish sales and an increase in contract manufacturing revenues, primarily due a government soup contract. In addition, the acquisition of Freedom Foods added $718,000 of bouillon sales in the first quarter.

      Operating income in the first quarter was up $513,000 to a profit of $368,000, compared to a $145,000 operating loss in the first quarter last year. Due to transaction costs and other expenses incurred in moving Freedom Foods' production from Florida to New York and the seasonality of its bouillon business, Freedom Foods contributed only $29,000 to the Foods Division's operating income.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $673,000 for the first quarter of fiscal 1998, compared to $641,000 for the first quarter of fiscal 1997. The higher operating income was primarily due to an increase in lease revenue.


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $21.4 million at August 2, 1997 and $37.1 million at May 3, 1997. This decrease in cash, cash equivalents and marketable securities was primarily due to the acquisition of Freedom Foods on May 15, 1997. The acquisition was financed internally, through the sale of marketable securities, and was accounted for using the purchase method. The decline in cash, cash equivalents, and marketable securities was also the result of an inventory build at Ontario Foods due to increased sales and the Freedom Foods acquisition.

      Trade receivables at August 2, 1997 were approximately $1.9 million higher than the balances reported at May 3, 1997 due to the increased sales volume in the first quarter of fiscal 1998. Genesee Brewing Company's accounts receivable also increased from May 3, 1997 due to seasonality.

      Inventories at August 2, 1997 were approximately $2.0 million higher than the balances reported at May 3, 1997 due to the continued growth of the Foods Division.

      The increase in net plant, property and equipment was primarily due to the addition of Freedom Foods assets.

                               GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


      During the first quarter of fiscal 1998, the Corporation and its partners in a Rochester, New York office building engaged in negotiations with a new lender to refinance the mortgage on the building. The closing on this refinancing is currently scheduled for September 25, 1997. In September 1996, the mortgage on the building (in which the Corporation has both a partner's and creditor's interest) was extended to September 31, 1997 by the existing lender. As part of that extension, the Corporation agreed to extend its $2.5 million limited guarantee of the mortgage loan to September 31, 1997. The building is 97% occupied, operating on plan and in compliance with all covenants and obligations contained in the mortgage loan agreement. The building has an appraised value in excess of the debt against it. In addition, the other partners in the project have provided the Corporation with additional collateral to secure the Corporation's obligation under its guarantee to the lender.

      The Corporation has a strategy to search for and develop opportunities which will contribute to the Corporation's future growth. The Corporation plans to continue to use its strong financial position to further diversify its business in order to broaden its profit base and contribute to the continued long-term success of the Corporation.

      The Corporation expects to fund future capital needs internally as it has in the past. With respect to real estate and equipment leasing, such investments may also include a debt component, generally obtained on a non-recourse basis. The Corporation also continues to seek acquisition opportunities in the foods industry. Any such acquisition may involve new debt or the assumption of existing debt.

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



Date:    9/12/97                          / s /  Mark W. Leunig
                                            Mark W. Leunig
                                            Vice President, Secretary



Date:    9/12/97                          / s /  Edward J. Rompala
                                            Edward J. Rompala
                                            Vice President and Treasurer