Form 10-Q
period 1997-11-01
GENESEE CORP
filed 1997-12-12
CIK 40934

Exhibit Index at Page 14

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  NOVEMBER 1, 1997

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
        par value $.50 per share

                      GENESEE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         November 1, 1997 and May 3, 1997

                                                                                      UNAUDITED                AUDITED
(Dollars in Thousands)                                                              November 1, 1997         May 3, 1997

ASSETS
     Current assets:
         Cash and cash equivalents                                                     $    524                4,521
         Marketable securities available for sale                                        17,220               32,627
         Trade accounts receivable, less allowance for doubtful receivables
            of $420 at November 1, 1997; $408 at May 3, 1997                             12,586               11,037
         Inventories, at lower of cost (first-in, first-out) or market                   15,330               13,957
         Deferred income tax assets                                                         760                  760
         Other current assets                                                             2,165                1,219

            Total current assets                                                         48,585               64,121

     Net property, plant and equipment                                                   35,266               32,986
     Investment in and notes receivable from unconsolidated real estate partnerships      4,922                4,949
     Investments in direct financing and leveraged leases                                33,137               32,144
     Goodwill                                                                             9,404                 -
     Other assets                                                                         4,870                2,729

            Total assets                                                                136,184              136,929


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                                 8,474                9,611
         Income taxes payable                                                               761                  932
         Federal and state beer taxes payable                                             1,257                2,029
         Accrued expenses and other                                                       7,536                6,395

            Total current liabilities                                                    18,028               18,967

     Deferred income tax liabilities                                                      8,925                8,789
     Accrued postretirement benefits                                                     15,515               15,515
     Mortgage payable                                                                       547                  -
     Other liabilities                                                                      344                  413

            Total liabilities                                                            43,359               43,684

     Minority interests in consolidated subsidiaries                                      2,039                1,690
     Shareholders' equity:
         Common stock Class A                                                               105                  105
         Common stock Class B                                                               753                  753
         Additional paid-in capital                                                       5,842                5,834
         Retained earnings                                                               86,669               87,720
         Unrealized gain on marketable securities, net of income taxes                      892                  648
         Less treasury stock, at cost                                                     3,475                3,505


            Total shareholders' equity                                                   90,786               91,555


            Total liabilities and shareholders' equity                               $  136,184              136,929

         See accompanying notes to consolidated financial statements.



         GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS
                 OF EARNINGS AND RETAINED EARNINGS
     Thirteen Weeks Ended November 1, 1997 and October 26, 1996

(Dollars in Thousands,
Except Per Share Data)
                                                                                      UNAUDITED
                                                                          1997                        1996

Revenues                                                               $ 47,827                      47,296

         Federal and state beer taxes                                     7,913                      10,241

Net revenues                                                             39,914                      37,055

          Cost of sales                                                  31,007                      28,630

Gross profit                                                              8,907                       8,425

           Selling, general and administrative expenses                  10,291                       8,818

Operating loss                                                           (1,384)                       (393)

          Investment income                                                 556                         528
          Other income / (expense), net                                    (129)                         83
          Interest of minority partners in earnings of
              consolidated subsidiaries                                    (194)                       (161)


Earnings / (loss) before income taxes                                    (1,151)                         57

         Income taxes                                                      (382)                         21

Net earnings / (loss) - ($.48) per share in 1997
                       and $.02 in 1996                                    (769)                         36

Retained earnings at beginning of period                                 88,571                      88,112

         Less: dividends - $.70 per share in 1997
                  and $.70 per share in 1996                              1,133                       1,133



Retained earnings at end of period                                     $ 86,669                      87,015


See accompanying notes to consolidated financial statements.



         GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS
                 OF EARNINGS AND RETAINED EARNINGS
    Twenty Six Weeks Ended November 1, 1997 and October 26, 1996

(Dollars in Thousands,
Except Per Share Data)                                                           UNAUDITED
                                                                           1997             1996

Revenues                                                               $ 100,880           98,864

         Federal and state beer taxes                                     18,020           21,466


Net revenues                                                              82,860           77,398

          Cost of sales                                                   63,089           58,325


Gross profit                                                              19,771           19,073

           Selling, general and administrative expenses                   19,510           17,767


Operating income                                                             261            1,306

          Investment income                                                1,390            1,132
          Other income / (expense), net                                     (160)             143
          Interest of minority partners in earnings of
              consolidated subsidiaries                                     (383)            (349)


Earnings before income taxes                                               1,108            2,232

         Income taxes                                                        461              804


Net earnings - $.40 per share in 1997
   and $.88 in 1996                                                          647            1,428

Retained earnings at beginning of period                                  87,720           87,285

         Less: Dividends - $1.05 per share in 1997
                  and $1.05 per share in 1996                              1,698            1,698


Retained earnings at end of period                                      $ 86,669           87,015


See accompanying notes to consolidated financial statements.



                     GENESEE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         Twenty Six Weeks Ended November 1, 1997 and October 26, 1996

                                                                                          UNAUDITED
(Dollars in thousands)                                                               1997         1996

Cash flows from operating activities:
    Net earnings                                                                    $ 647        1,428
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                                2,539        2,431
        Other                                                                         456          378
    Changes in non-cash assets and liabilities:
        Trade accounts receivable                                                  (1,260)       1,275
        Inventories                                                                  (993)        (666)
        Other assets                                                                 (226)        (223)
        Accounts payable                                                           (1,271)        (771)
        Accrued expenses and other                                                     96          507
        Income taxes payable                                                         (171)         252
        Federal and state beer taxes                                                 (772)        (848)
        Other liabilities                                                             (70)          44

               Net cash (used in) provided by operating activities                 (1,025)       3,807


Cash flows from investing activities:
    Purchase of Freedom Foods, net of cash acquired                               (11,060)         -
    Capital expenditures                                                           (3,529)      (2,549)
    Sales of marketable securities                                                 25,131        5,861
    Purchases of marketable securities and other investments                      (10,845)      (5,029)
    Investments in and advances to unconsolidated real
       estate investments, net of distributions                                        27           53
    Net investment in direct financing and leveraged leases                          (992)        (792)
    Withdrawals by minority interest                                                  (35)        (187)

               Net cash used in investing activities                               (1,303)      (2,643)


Cash flows from financing activities:
    Principle payments on mortgage payable                                             (9)           -
    Payment of dividends                                                           (1,698)      (1,698)
    Net proceeds from  treasury stock transactions                                     38           40

               Net cash used in financing activities                               (1,669)      (1,658)


Net decrease in cash and cash equivalents                                          (3,997)        (494)

Cash and cash equivalents at beginning of the year                                  4,521        2,560


        Cash and cash equivalents at end of the period                              $ 524        2,066


See accompanying notes to consolidated financial statements.

                            GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 3, 1997 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended May 3, 1997.

NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,618,079 for the thirteen week period ended November 1, 1997 and 1,617,227 for the thirteen week period ended October 26, 1996. The weighted average number of Class A and Class B shares outstanding used in the computation of net earnings per share is 1,617,845 for the twenty six weeks ended November 1, 1997 and 1,616,973 for the twenty six weeks ended October 26, 1996.

NOTE (C)   Inventories are summarized as follows:

                                                                         Dollars in thousands
                                                               November 1, 1997           May 3, 1997

           Finished goods                                          $   4,702                   5,250
           Goods in process                                            1,731                   2,301
           Raw materials, containers and packaging supplies            8,897                   6,406
                Total inventories                                   $ 15,330                  13,957

NOTE (D)   In February  1997, the Financial  Accounting  Standard Board
           (FASB) issued  Statement  No. 128,  Earnings per Share (SFAS
           128), which requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market. SFAS No. 128 requires basic and diluted earnings per share be presented for all periods for which a statement of earnings is presented. The Corporation is required to adopt SFAS No. 128 in the third quarter of fiscal 1998. The pro forma effect of SFAS 128 would result in basic earnings / (loss) per share of ($.48) and $.02 in the second quarter of fiscal 1998 and 1997, respectively, and $.40 and $.88 in the first half of fiscal 1998 and 1997, respectively. The pro forma effect of SFAS 128 would result in diluted earnings / (loss) per share of ($.47) and $.02 in the second quarter of fiscal 1998 and 1997, respectively, and $.40 and $.88 in the first half of fiscal 1998 and 1997, respectively.

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations


Comparison  of 13 weeks  ended  November  1,  1997 to 13  weeks  ended
October 26, 1996


      Consolidated net revenues for the thirteen weeks ended November 1, 1997 were $39.9 million, an increase of $2.9 million over consolidated net revenues reported for the same period last year. The higher revenues were due to increased sales by the Corporation's Foods Division.

      On a consolidated basis, the Corporation reported a net loss of $769,000, or $.48 per share in the second quarter this year, compared to a net profit of $36,000, or $.02 per share, for the same period last year. The loss this year was attributable to lower
sales  and  a  larger  pre-tax  loss  in  the  Corporation's   brewing
operations.


Genesee Brewing Company

      Genesee Brewing Company's net sales in the second quarter were $28.9 million, a decrease of $1.7 million from last year's second quarter net sales of $30.6 million. Barrel sales were down nearly 20,000 barrels, or 3.9%, despite a 16,000 barrel increase in contract brewing volume. Volume under the contract to brew and package product for Boston Beer Company increased 19.5% in the second quarter to 99,000 barrels.

      Sales of Genesee Brewing Company's HighFalls craft brands continued to grow, with second quarter barrel sales up 6,000 barrels, or 6.3%, over the same period a year ago. However, the rate of growth in Highfalls barrel sales slowed in the second quarter compared to the first quarter when barrelage was up 10%. This slower growth is generally consistent with industry trends as the craft segment of the market continues to mature.

      As has been the case for several years, Genesee Brewing Company's core brands continued to experience declining volume. Core brand volume was down 42,000 barrels, or 13%, in the second quarter. Within the core brands, higher-margin returnable glass packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

      Lower overall barrel volume and an unfavorable shift in product mix towards lower-margin contract volume and Multipak can packages resulted in a lower gross profit in the second quarter. In addition, intense competition has resulted in price stagnation over the past year and a half, further depressing Genesee Brewing
Company's gross profit margins. Genesee Brewing Company's gross profit declined $984,000 in the second quarter compared to the same period a year ago. Gross profit as a percent of sales was 21.4% compared to 23.4% in the second quarter last year, reflecting the unfavorable shift in product mix and the absence of meaningful price increases.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


      Selling, general and administrative expenses were up $1.2 million in the second quarter of fiscal 1998 compared to the same period last year. The increase was primarily due to the timing of planned increases in sales and marketing expenditures -- primarily to support the company's HighFalls brands and expansion of those brands into new markets. Much of the selling and marketing spending for the current fiscal year has been front loaded into the first half of the year in an effort to spur sales during the critical summer selling season. Expenditures in the prior year were greater in the second half of the year to support the new markets opened during that year.

      Due to lower volume, the unfavorable shift in product mix and increased sales and marketing expenditures, Genesee Brewing Company showed an operating loss of $3.3 million for the second quarter this year versus a $1.0 million operating loss for the second quarter last year.

      The competitive conditions in the brewing industry that are impacting the performance of Gensee Brewing Company are not expected to abate in the near term.


Foods Division

      Second quarter net sales for the Foods Division were up $4.4 million, or 75.6%, over the prior year period. Sales of bouillon cubes and powder, resulting from the May 1997 acquisition of Freedom Foods, Inc., accounted for $2 million of the Foods Division's overall sales increase. Sales of bouillon cubes and powders in the second quarter met expectations and the transition of production from Florida to the Foods Division's plant in Albion, New York was completed on time and on plan during the second quarter.

      Sales of the Foods Division's existing private label product lines increased by $1.3 million compared to the second quarter last year, due to higher iced tea sales and the continued sales growth in the division's line of noodle and rice side dish products, which were up 24% for the quarter.

      The overall increase in net sales in the second quarter was also attributable to a new short term contract to supply dry soup mix to the U.S. Government. Sales revenue under this contract totaled $1.4 million in the second quarter.

      Gross profit for the quarter was up $1.2 million compared to the same period last year due to higher sales volume. In addition, gross profit margin as a percent of sales was 19.3% this year compared to 12.7% last year. The higher margins reflect a favorable shift in product mix due to the new bouillon business.

      Selling, general and administrative expenses were up $193,000 primarily due to increased broker commissions as a result of higher sales volume.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      Due to continued and profitable growth in existing product lines and the acquisition of Freedom Foods' bouillon business, the Foods Division showed operating income of $1.3 million for the quarter, an increase of over $1 million compared to the same period last year.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $475,000 for the second quarter of fiscal 1998, compared to $391,000 for the second quarter of fiscal 1997. Lease revenues were up
$160,000 for the quarter reflecting continued growth in Genesee Ventures' leasing portfolio. The performance of Genesee Ventures' real estate investments was generally on plan for the second quarter and slightly ahead of last year.


Comparison  of 26 weeks  ended  November  1,  1997 to 26  weeks  ended
October 26, 1996

      Consolidated year-to-date net revenues were $82.9 million, an increase of $5.5 million from the consolidated net revenues of $77.4 million reported for the same period last year. The higher revenues were the result of increased sales by the Corporation's Foods Division.

      On a consolidated basis, the Corporation reported net earnings of $647,000, or $.40 per share, for the first half of this year, compared to net earnings of $1.4 million, or $.88 per share, for the same period last year. The $781,000, or $.48 per share, decrease in net earnings was primarily attributable to a decline in Genesee Brewing Company's operating performance.


Genesee Brewing Company

      Genesee Brewing Company's net sales in the first half of fiscal 1998 were $64.0 million, a decrease of $1.4 million, or 2.1%, from the prior year's net sales of $65.4 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were down 2,400 barrels, or .2%, in the first half of fiscal 1998. Sales under the Boston Beer Company contract totaled 174,000 barrels in the first half of this year compared to 129,000 barrels in the same period last year, an increase of 45,000 barrels, or 35.0%.

      Sales of Genesee Brewing Company's HighFalls craft brands were up 16,500 barrels, or 7.6%, over the same period a year ago. However, the rate of growth in Highfalls barrels sales is lower this year than last year. HighFalls barrelage was up 35.0% for the year in fiscal 1997. The slower growth rates this year are generally consistent with industry trends as the craft segment of the market continues to mature.

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      Genesee Brewing Company's established core brands continued to show negative trends. Volume was down 11% and the package mix continued to shift towards lower-margin 30 and 36 can "Multipaks".

      Lower volume and an unfavorable shift in product mix towards lower-margin contract volume and Multipak can packages resulted in a lower gross profit for the first half of fiscal 1998. In addition, intense competition has resulted in price stagnation over the past year and a half, further depressing Genesee Brewing Company's gross profit margins. Genesee Brewing Company's gross profit declined $1.3 million this year compared to the same period a year ago. Gross profit as a percent of sales was 24.0% compared to 25.5% last year, reflecting the unfavorable shift in product mix.

      Selling, general and administrative expenses were up $1.7 million compared to the same period last year. The increase was primarily due to the timing of planned increases in sales and marketing expenditures -- primarily to support the company's HighFalls brands which included expansion into new markets. Much of this fiscal year's selling and marketing spending has been front loaded into the first half of the year in an effort to spur sales during the critical summer selling season. Last year's expenditures were greater in the second half of the year in support of new markets opened during that year.

      Due to lower volume, an unfavorable shift in product mix and increased sales and marketing expenditures, Genesee Brewing Company showed an operating loss of $2.7 million for the first half of this year versus a $282,000 operating profit last year.

      The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term.

Foods Division

      Net sales for the Foods Division were $17.4 million in the first half of fiscal 1998, compared to $10.7 million for the first half last year. The increase in net sales of $6.7 million, or 62.0%, for the first half was attributable to the bouillon business acquired in May 1997, a new short term government soup contract and to continued growth in iced tea sales.

      The Foods Division reported operating income of $1.7 million for the first half this year, compared to operating income of $136,000 for the same period last year. The $1.6 million increase in operating income was due the increased sales volume and higher profit margins of the bouillon business.

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $1.4 million for the first half of fiscal 1998, compared to $1.2 million for the first half of fiscal 1997. The increase in operating income was primarily attributable to higher lease revenues from Cheyenne Leasing.


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $17.7 million at November 1, 1997, compared to $37.1 million at May 3, 1997. The decrease was primarily due to the internally funded acquisition of Freedom Foods for $11.3 million in May 1997. In addition, cash was used to finance an inventory build by the Foods Division. Inventories at November 1, 1997 were $1.4 million higher than the balances reported at May 3, 1997 primarily as a result of increased private label sales by the Foods Division and due to the higher inventory balances needed to maintain service levels for bouillon customers. In addition, capital spending was up in the first half of this fiscal year primarily as a result of site development work and new equipment purchases necessary for moving bouillon production from Florida to the Foods Division facility in Albion, New York. The Corporation continued its pursuit to further diversify its business by obtaining a 10% minority interest in a privately held food company for $1.5 million, which is accounted for by the cost method.

      Trade receivables at November 1, 1997 were approximately $1.5 million higher than the balances reported at May 3, 1997. Although Genesee Brewing Company receivables were lower due to seasonality and lower sales volume, the Foods Division receivable balances increased due to higher sales volume.

      Current liabilities at November 1, 1997 were down $939,000 from fiscal year end. This decrease was primarily attributable to timing of federal and state beer tax payments.

      The Corporation has a strategy to search for and develop opportunities which will contribute to the Corporation's future growth. The Corporation plans to continue to use its strong financial position to further diversify its business in order to broaden its profit base and contribute to the continued long-term success of the Corporation.

      The Corporation expects to fund future capital needs internally as it has in the past. With respect to real estate and equipment leasing, such investments may also include a debt component, generally obtained on a non-recourse basis. Any future acquisitions are expected to be financed primarily with cash but may also involve debt financing.

                           GENESEE CORPORATION


PART II.  OTHER INFORMATION


Item 4.      Submission of Matters to Vote of Security Holders

      The Corporation's annual meeting of Class A shareholders was held on October 23, 1997. At the annual meeting, shareholders elected Gary C. Geminn, Richard P. Miller, Jr., and Charles S. Wehle to serve as directors until the annual meeting of shareholders in
2000.   The  terms  of  office  of  Stephen  B.  Ashley,   William  A.
Buckingham, Thomas E. Clement, Samuel T. Hubbard, Jr., Robert N. Latella, John D. Reifenrath and John L. Wehle, Jr. continued after the annual meeting of shareholders.


Item 5. Other Information

      During the second quarter of fiscal 1998, the Corporation and its partners in a Rochester, New York office building finalized negotiations with a new lender to refinance the mortgage on the building. The closing took place on September 25, 1997. The new financing package includes a $31.5 million first mortgage loan obtained on a non-recourse basis and a $5.5 million term loan which is secured, in part, by a 50% limited guarantee from the Corporation. The Corporation's exposure under the guarantee is capped at $2.75 million.

      The building is currently 97% occupied, operating on plan and in compliance with all covenants and obligations contained in the new mortgage loan agreement. The building has an appraised value in excess of the total debt against it. In addition, the other partners in the project have provided the Corporation with collateral to secure the Corporation's obligation under its guarantee of the term loan.


Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits.  The  following  exhibits  are  attached  to this report:
                      Exhibit 3 - By-laws as amended September 13, 1997.

    (b) Reports on Form 8-K. The Corporation did not file any reports on Form 8-K during the quarter for which this report is filed.

                            GENESEE CORPORATION



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENESEE CORPORATION



Date:   12/12/97               / s /  Mark W. Leunig
                               Mark W. Leunig
                               Vice President and Secretary


Date:   12/12/97               / s /  Edward J. Rompala
                               Edward J. Rompala
                               Vice President - Finance and Treasurer

                              Exhibit Index


Exhibit Number         Exhibit                                    Page

    3                  By-Law as amended on September13,1997       15

                                Exhibit 3





                                 BY-LAWS
                                    OF
                           GENESEE CORPORATION


    Approved March 12, 1968 and amended October 20, 1969, March 10, 1971, March 10, 1975, September 4, 1975, October 21, 1976,
    August 31, 1977,  March 6, 1986,  October 23, 1986,  June 4, 1987,
    September 11, 1987 and September 13, 1997.














                               Certified to be a true and correct copy
                               of the By-laws in effect as of September
                               16, 1997.




                               / s /  Mark W. Leunig
                               Mark W. Leunig
                               Secretary





Dated:    September 16, 1997

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

      Section 2. Special Meetings: Special meetings of the shareholders may be called by the Board of Directors. Such meetings shall be held at such time as may be fixed in the call and stated in the notice of meeting.

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

      Section 6. List of Shareholders at Meetings: A list of shareholders as of the record date, certified by the Secretary or any Assistant Secretary or by the transfer agent, if any, shall be produced at any meeting of shareholders upon the request therat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

      Section 7. Qualification of Voters: Every shareholder of record of Common Stock of the Corporation shall be entitled at every meeting of shareholders to one vote for every share of Class A Common Stock standing in his name on the record of shareholders.

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

      Section 10. Action Without a Meeting: Any action required or permitted to be taken by the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board or the committee consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto shall be filed with the minutes of the proceedings of the Board or committee. (Amended by approval of Board of Directors, 3/10/75)

      Section   11.   Participation   in  Board   Meeting  by   Conference
Telephone:  Any one or more  members  of the  Board  of  Directors  or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.
           (Amended by approval of Board of Directors, 9/4/75)


      Section 12. Director Emeritus: The Board of Directors may from time to time designate one or more persons to serve as a Director Emeritus of the Corporation, or to hold such other honorary title as the Board may determine. Each such designee shall serve at the pleasure of the Board and the rights, privileges, compensation and other terms of service of each such designee shall be fixed by resolution of the Board, provided that no such designee shall be entitled to vote on any action taken by the Board or be counted for purposes of determining the presence of a quorum of the Board. References in these By-Laws to directors or to the Board of Directors shall not be deemed to include or refer to any such designee.
(Added by approval of Board of Directors, 9/13/97)


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

      Section 3. Transfer of Shares: Shares of the Corporation shall be transferable on the books of the Corporation by the registered holder thereof in person or by his duly authorized attorney, by delivery for cancellation of a certificate or certificates for the same number of shares, with proper endorsement consisting of either a written assignment of the certificate or a power of attorney to sell, assign, or transfer the same or the shares represented thereby, signed by the person appearing by the certificate to be the owner of the shares represented thereby, either written thereon or attached thereto, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require. Such endorsement may be either in blank or to a specified person, and shall have affixed thereto all stock transfer stamps required by law.

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