Form 10-Q
period 1998-01-31
GENESEE CORP
filed 1998-03-12
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1998

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
        par value $.50 per share

                      GENESEE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        January 31, 1998 and May 3, 1997

                                                                                      UNAUDITED                AUDITED
(Dollars in Thousands)                                                              January 31, 1998         May 3, 1997

ASSETS
     Current assets:
         Cash and cash equivalents                                                     $  2,559                4,521
         Marketable securities available for sale                                        17,078               32,627
         Trade accounts receivable, less allowance for doubtful receivables
            of $426 at January 31, 1998; $408 at May 3, 1997                             10,321               11,037
         Inventories, at lower of cost (first-in, first-out) or market                   15,269               13,957
         Deferred income tax assets                                                         760                  760
         Other current assets                                                             1,523                1,219

            Total current assets                                                         47,510               64,121

     Net property, plant and equipment                                                   34,910               32,986
     Investment in and notes receivable from unconsolidated real estate partnerships      4,906                4,949
     Investments in direct financing and leveraged leases                                33,684               32,144
     Goodwill                                                                             9,308                 -
     Other assets                                                                         4,827                2,729

            Total assets                                                                135,145              136,929


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                                 8,157                9,611
         Income taxes payable                                                               392                  932
         Federal and state beer taxes payable                                               940                2,029
         Accrued expenses and other                                                       8,518                6,395

            Total current liabilities                                                    18,007               18,967

     Deferred income tax liabilities                                                      8,657                8,789
     Accrued postretirement benefits                                                     15,515               15,515
     Mortgage payable                                                                       541                  -
     Other liabilities                                                                      344                  413

            Total liabilities                                                            43,064               43,684

     Minority interests in consolidated subsidiaries                                      2,120                1,690
     Shareholders' equity:
         Common stock Class A                                                               105                  105
         Common stock Class B                                                               753                  753
         Additional paid-in capital                                                       5,842                5,834
         Retained earnings                                                               86,322               87,720
         Unrealized gain on marketable securities, net of income taxes                      414                  648
         Less treasury stock, at cost                                                     3,475                3,505


            Total shareholders' equity                                                   89,961               91,555


            Total liabilities and shareholders' equity                               $  135,145              136,929

         See accompanying notes to consolidated financial statements.



                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                        OF EARNINGS AND RETAINED EARNINGS
           Thirteen Weeks Ended January 31, 1998 and January 25, 1997

(Dollars in Thousands,
Except Per Share Data)
                                                                                      UNAUDITED
                                                                          1998                        1997

Revenues                                                               $ 42,560                      44,644

         Federal and state beer taxes                                     6,701                       9,315

Net revenues                                                             35,859                      35,329

          Cost of sales                                                  28,877                      27,557

Gross profit                                                              6,982                       7,772

           Selling, general and administrative expenses                   8,532                       8,242

Operating loss                                                           (1,550)                       (470)

          Investment income                                               1,336                       1,120
          Other income / (expense), net                                     (73)                        150
          Interest of minority partners in earnings of
              consolidated subsidiaries                                    (199)                       (154)


Earnings / (loss) before income taxes                                      (486)                        646

         Income taxes                                                      (139)                        232

Net earnings / (loss)                                                     (347)                        414
Basic and Diluted earnings / (loss) per share                              (.21)                        .26

Retained earnings at beginning of period                                 86,669                      87,015

Retained earnings at end of period                                     $ 86,322                      87,429


See accompanying notes to consolidated financial statements.



                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                        OF EARNINGS AND RETAINED EARNINGS
          Thiry Nine Weeks Ended January 31, 1998 and January 25, 1997

(Dollars in Thousands,
Except Per Share Data)                                                           UNAUDITED
                                                                           1998             1997

Revenues                                                               $ 143,440          143,508

         Federal and state beer taxes                                     24,721           30,780


Net revenues                                                             118,719          112,728

          Cost of sales                                                   91,965           85,881


Gross profit                                                              26,754           26,847

           Selling, general and administrative expenses                   28,042           26,010


Operating income                                                          (1,288)             837

          Investment income                                                2,725            2,252
          Other income / (expense), net                                     (233)             292
          Interest of minority partners in earnings of
              consolidated subsidiaries                                     (582)            (503)


Earnings before income taxes                                                 622            2,878

         Income taxes                                                        322            1,036


Net earnings                                                                 300            1,842
Basic and Diluted earnings per share                                        0.18             1.14

Retained earnings at beginning of period                                   87,720           87,285

         Less: Dividends - $1.05 per share in 1998
                  and $1.05 per share in 1997                              1,698            1,698


Retained earnings at end of period                                      $ 86,322           87,429


See accompanying notes to consolidated financial statements.



                      GENESEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Thirty Nine Weeks Ended January 31, 1998 and January 25, 1997

                                                                                          UNAUDITED
(Dollars in thousands)                                                               1998         1997

Cash flows from operating activities:
    Net earnings                                                                    $ 300        1,842
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                               4,985        3,549
        Other                                                                         599          285
    Changes in non-cash assets and liabilities:
        Trade accounts receivable                                                     999        1,964
        Inventories                                                                  (932)      (1,024)
        Other assets                                                                  166           49
        Accounts payable                                                           (1,589)        (850)
        Accrued expenses and other                                                  1,079        1,790
        Income taxes payable                                                         (540)         480
        Federal and state beer taxes                                               (1,089)      (1,328)
        Other liabilities                                                             (69)         (23)

               Net cash provided by operating activities                            3,909        6,734


Cash flows from investing activities:
    Purchase of Freedom Foods, net of cash acquired                               (11,060)         -
    Capital expenditures                                                           (5,170)      (6,024)
    Sales of marketable securities                                                 29,816       11,694
    Purchases of marketable securities and other investments                      (16,133)      (7,493)
    Investments in and advances to unconsolidated real
       estate investments, net of distributions                                        43          121
    Net investment in direct financing and leveraged leases                        (1,540)      (3,807)
    Withdrawals by minority interest                                                 (152)        (202)

               Net cash used in investing activities                               (4,196)      (5,711)


Cash flows from financing activities:
    Principle payments on mortgage payable                                            (15)           -
    Payment of dividends                                                           (1,698)      (1,698)
    Proceeds from excersise of stock options                                           38           40

               Net cash used in financing activities                               (1,675)      (1,658)


Net decrease in cash and cash equivalents                                          (1,962)        (635)

Cash and cash equivalents at beginning of the year                                  4,521        2,560


        Cash and cash equivalents at end of the period                            $ 2,559        1,925


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

NOTE (B)   Inventories are summarized as follows:

                                                                     Dollars in thousands
                                                           January 31, 1998            May 3, 1997

           Finished goods                                         $   5,729           5,250
           Goods in process                                           3,532           2,301
           Raw materials, containers and packaging supplies           6,008           6,406
                Total inventories                                  $ 15,269          13,957

NOTE (C) During the third quarter of fiscal 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
           128) effective January 31, 1998. This statement replaces the presentation of primary earnings per share with Basic earnings per share, which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires the presentation of Diluted earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into
           common stock.   The effects of SFAS 128 are as follows:

                                                              January 31, 1998    January 25, 1997
           Thirteen weeks ending:
           Basic and diluted earnings / (loss) per share             ($.21)            $.26
           Weighted average common shares outstanding            1,618,079        1,617,227
           Weighted average and common equivalent shares         1,622,607        1,621,472

           Thirty nine weeks ending:
           Basic and diluted earnings per share                       $.18            $1.14
           Weighted average common shares outstanding            1,617,923        1,617,058
           Weighted average and common equivalent shares         1,622,700        1,622,587

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations

Comparison  of 13 weeks  ended  January  31,  1998 to 13  weeks  ended
January 25, 1997

      Consolidated net revenues for the thirteen weeks ended January 31, 1998 were $35.9 million, an increase of $530,000 over consolidated net revenues reported for the same period last year. The higher revenues were due to increased sales by the Corporation's Foods Division.


      On a consolidated basis, the Corporation reported a net loss of $347,000, or $.21 basic and diluted loss per share, in the third quarter this year, compared to a net profit of $414,000, or $.26 basic and diluted earnings per share, for the same period last year. The loss for the current year was attributable to lower sales and a larger pre-tax loss in the Corporation's brewing operations.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the third quarter were $26.5 million, a decrease of $2.5 million from last year's third quarter net sales of $29.0 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were down 43,900 barrels, or 9.6%, despite a 1,635 barrel increase in contract brewing volume. Volume under the contract to brew and package product for Boston Beer Company increased 2.9% in the third quarter to 57,550 barrels.

      The slower growth under the Boston Beer contract is primarily the result of production approaching the maximum level required by Boston
Beer Company to meet consumer demand in the markets where Boston Beer Company products produced by Genesee Brewing Company are sold. With Boston Beer Company reporting that sales of its Samuel Adams craft brands declined slightly in calendar 1997, volume under Genesee Brewing Company's contract with Boston Beer Company is not expected to significantly exceed current levels. Future changes in volume will depend on consumer demand for Boston Beer Company products and on decisions made by Boston Beer Company regarding allocation of production among its several sources of supply.

      As has been the case for several years, Genesee Brewing Company's core brands continued to experience declining volume. Core brand volume was down 30,000 barrels, or 11.3% in the third quarter. Within the core brands, higher-margin returnable glass packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

      The beer industry in the United States is highly competitive. The industry is dominated by three large national brewers who account for approximately 83% of domestic production: Anheuser Busch, Inc., Miller Brewing Company and Coors Brewing Company. In comparison, the volume of malt beverages produced by Genesee Brewing Company in calendar 1997 represented only about 1% of domestic production. During the past two years, per capita consumption of malt beverages in the United States has declined and total consumption has grown by an average of less than 1% a year. However, consumption of domestically produced malt beverages has remained basically flat during this period, with the increase in overall consumption coming largely from the increasing popularity of imported malt beverages.

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

     During the past ten years, demand for many established domestic brands has declined as consumers turned to the many new domestic brands, the wide array of imported brands and the diverse range of beer styles offered by the craft beer segment.

      As a result of these trends and the excess capacity that exists in the industry, brewers have attempted to gain market share through reduced pricing, intensive marketing and promotional programs, new product introductions and innovative packaging. Intense price competition has prevented any meaningful price increases during the past two years. In addition, the industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks.

      The  competitive  position of smaller  brewers like Genesee  Brewing
Company has also been adversely affected by the consolidation that is occurring within the distribution tier of the brewing industry. The National Beer Wholesalers Association estimates that the number of beer wholesalers in the United States declined by 14% between 1992 and 1997. The effects of this consolidation have been aggravated by the aggressive efforts of the large national brewers to obtain an increasing share of the distributor's time and attention devoted to their brands. During the past several years, the large national brewers have implemented a wide range of inducements, incentives and contractual terms to cause their distributors to make a greater commitment to their brands, largely at the expense of the brands of smaller brewers, like Genesee, that are also sold by these distributors. These developments have made it increasingly difficult for Genesee Brewing Company to effectively promote and sell its brands in its core markets and to expand sales of its products in new or lower share markets.

      Growth  of  the  craft   beer   segment  of  the   industry   slowed
dramatically in 1997, especially during the second half of the year. Over the five-year period ended December 31, 1996, the craft beer segment grew at a compounded annual rate of almost 40%. However, the company believes the growth rate for the craft beer segment fell to single digit in 1997, with several of the larger craft brewers reporting no gains or even declining sales. The large national brewers have now entered the craft segment with craft-style products of their own or by acquiring ownership interests in existing craft brewers. These trends suggest that the craft segment may experience, at best, only modest growth in the near term and that competitive pressures in the segment will continue to increase. Reflecting these trends, sales of the company's HighFalls craft brands during the third quarter were down 12,000 barrels, or 11.3%, compared to the same period a year ago.

      The negative volume trends for both the Genesee core brands and the HighFalls craft brands, together with the unfavorable shift in product mix towards lower-margin contract volume and Multipak can packages contributed to a $1.6 million decline in gross profit for the third quarter this year. In addition, intense competition has resulted in price stagnation over the past two years, further depressing Genesee Brewing Company's gross profit margins. Genesee Brewing Company's gross profit per barrel declined to $12.14 for the third quarter this year compared to $14.56 for the same period last year, reflecting the continued price pressure and the unfavorable shift in package mix.

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      Selling, general and administrative expenses were up $78,000 in the third quarter of fiscal 1998 compared to the same period last year. The increase was due to the timing of planned increases in sales and marketing expenditures -- primarily to support the company's HighFalls brands and expansion of those brands into new markets.

      As a result of lower volume, the unfavorable shift in product mix and increased sales and marketing expenditures, Genesee Brewing Company showed an operating loss of $2.6 million for the third quarter this year versus a $931,000 operating loss for the third quarter last year.

      The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term. In response to these conditions, Genesee Brewing Company has reduced planned increases in its fiscal 1998 sales and marketing budgets by $920,000 resulting in third quarter savings of $300,000 against plan. In addition, Genesee Brewing Company is proceeding more slowly with plans to expand distribution of the HighFalls brands into additional states and to add new brands to the HighFalls product line. Genesee Brewing Company is focusing its resources on stabilizing sales and improving trends for its current brand portfolio in existing markets. Among initiatives currently under way is a television and radio advertising campaign being developed to promote the JW Dundee's Honey Brown Lager brand.

      In addition to reducing sales and marketing spending, Genesee Brewing Company has intensified efforts to reduce its production costs and administrative expenses, but these cost reductions did not materially improve third quarter performance and it will be extremely difficult to realize additional cost reductions sufficient to offset the year to date operating loss of $5.4 million.

Foods Division

      Third quarter net sales for the Foods Division were up $2.9 million, or 50.4%, over the prior year period. Sales of bouillon cubes and powder, resulting from the May 1997 acquisition of Freedom Foods, Inc., accounted for $2.3 million of the Foods Division's overall sales increase. Sales and operating profit from the newly acquired bouillon business generally met expectations in the third quarter.

      Sales of the Foods Division's existing private label product lines increased by $600,000 compared to the third quarter last year, due to higher iced tea sales and to a recently completed contract to supply dry soup mix to the U.S. Government. Sales revenue under this contract totaled $617,000 in the third quarter.

      Gross  profit for the quarter  was up $685,000  compared to the same period last year due to higher sales volume. However, the Foods Division's gross profit margin as a percent of sales was lower in the third quarter this year due to unfavorable manufacturing variances arising from the ramping up of bouillon production to meet new orders. In addition, the Foods Division experienced higher outside warehousing costs.

      Selling, general and administrative expenses were up $257,000 primarily due to increased broker commissions as a result of higher sales volume but also due to higher profit sharing and bonus accruals.

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      Due to continued and profitable growth in existing product lines and the acquisition of the Freedom Foods bouillon business, the Foods Division showed operating income of $465,000 for the quarter, an increase of approximately $427,000 compared to the same period last year.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $739,000 for the third quarter of fiscal 1998, compared to $575,000 for the third quarter of fiscal 1997. Lease revenues were up $152,000 for the quarter reflecting continued growth in Genesee Ventures' leasing portfolio. The performance of Genesee Ventures' real estate investments was generally on plan for the third quarter and slightly ahead of last year.

Comparison  of 39 weeks ended  January 31, 1998 to 39 weeks ended  January
25, 1997

      Consolidated year-to-date net revenues were $118.7 million, an increase of $6.0 million from the consolidated net revenues of $112.7 million reported for the same period last year. The higher revenues were the result of increased sales by the Corporation's Foods Division.

      On a consolidated basis, the Corporation reported net earnings of $300,000, or $.18 basic and diluted earnings per share, for the first three quarters of this year, compared to net earnings of $1.8 million, or $1.14 basic and diluted earnings per share, for the same period last year. The $1.5 million, or $.96 per share, decrease in net earnings was primarily attributable to a decline in Genesee Brewing Company's operating performance.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the first three quarters of fiscal 1998 were $90.4 million, a decrease of $4.0 million, or 4.2%, from the prior year's net sales of $94.4 million. Barrel sales (which include volume under the contract to brew and package product for Boston Beer Company) were down 46,000 barrels, or 3.1%, in the first three quarters of fiscal 1998. Volume under the Boston Beer Company contract totaled 232,000 barrels through January, compared to 184,000 barrels in the same period last year, an increase of 46,000 barrels, or 25.4%.

      Sales of Genesee Brewing Company's HighFalls craft brands were up 5,700 barrels, or 1.8%, over the same period a year ago. However, through the first nine months of fiscal 1998, only one HighFalls brand showed increased volume relative to the prior year -- Honey Brown Lager volume was up 1.2%. Honey Brown Light, a new product introduced in the fourth quarter of fiscal 1997, has produced incremental volume in fiscal 1998, but at lower than projected levels. The slower growth rates this year are generally consistent with the trend for the craft beer segment discussed above.

      Genesee Brewing Company's established core brands also continued to show negative trends. Core brand volume during the first three quarters was down 11% compared to the same period last year and the package mix continued to shift towards lower-margin 30 and 36 can "Multipaks".

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      These negative volume trends and the unfavorable shift in product mix towards lower-margin contract volume and Multipak can packages contributed to a $3.1 million decline in gross profit this year. In addition, intense competition has resulted in price stagnation over the past two years, further depressing Genesee Brewing Company's gross profit margins. Genesee Brewing Company's gross profit per barrel declined to $13.98 for the first three quarters this year compared to $15.63 for the same period last year, reflecting the continued price pressure and the unfavorable shift in package mix.

      Selling, general and administrative expenses were up $1.6 million compared to the same period last year. The increase was primarily due to the timing of planned increases in sales and marketing expenditures -- primarily to support the company's HighFalls brands which included expansion into new markets. Much of this fiscal year's selling and marketing spending has been front loaded into the early part of the year in an effort to spur sales during the critical summer selling season. Last year's expenditures were greater in the latter portion of the year.

      Due to lower volume, an unfavorable shift in product mix and increased sales and marketing expenditures, Genesee Brewing Company showed an operating loss of $5.4 million for the first three quarters of this year, versus a $649,000 operating loss last year.

      The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term. In response to these conditions, Genesee Brewing Company has reduced planned increases in its fiscal 1998 sales and marketing budgets resulting in year to date savings of $920,000 against plan. Despite these reductions, total sales and marketing expenses of $18.6 million year to date represent an increase of approximately $1.9 million over the prior year.

      In addition to reducing sales and marketing spending, the company has also redoubled its efforts to reduce its production costs and administrative expenses. However, to date, these cost reductions have not materially improved Genesee Brewing Company's bottom line and it will be extremely difficult to realize additional cost reductions sufficient to offset the year-to-date operating loss of $5.4 million.

Foods Division

      Net sales for the Foods Division were $26.1 million in the first three quarters of fiscal 1998, compared to $16.5 million for the same period last year. The increase in net sales of $9.6 million, or 58.2%, for the first half was attributable to the bouillon business acquired in May 1997, a new short term government soup contract and continued growth in iced tea sales.

      The Foods Division reported operating income of $2.2 million for the first three quarters this year, compared to operating income of $174,000 for the same period last year. The $2.0 million increase in operating income was due to the increased sales volume and higher profit margins of the bouillon business.

                          GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $2.1 million for the first three quarters of fiscal 1998, compared to $1.8 million for the first three quarters of fiscal 1997. The increase in operating income was primarily attributable to higher lease revenues from Cheyenne Leasing. However, the volume of equipment leases closed by Cheyenne Leasing during the first three quarters of fiscal 1998 was lower than expected, reflecting the general effects of a strong economy and low interest rates, which have caused increased competition and lower pricing within the leasing industry.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $19.6 million at January 31, 1998, compared to $37.1 million at May 3, 1997. The decrease was primarily due to the internally funded acquisition of Freedom Foods for $11.3 million in May 1997. In addition, cash was used to finance an inventory build by the Foods Division. Inventories at January 31, 1998 were $1.3 million higher than the balances reported at May 3, 1997, primarily as a result of increased sales by the Foods Division and due to the higher inventory balances needed to maintain service levels for bouillon customers. In addition, capital spending was up in the first three quarters of this fiscal year as a result of site development work and new equipment purchases necessary for moving bouillon production from Florida to the Foods
Division facility in Albion, New York and due to additional plant improvements made by Genesee Brewing Company.

      Trade receivables at January 31, 1998 were $716,000 lower than the balances reported at May 3, 1997. Genesee Brewing Company's receivables were lower due to seasonality and lower sales volume. The Foods Division's receivable balances increased due to higher sales volume.

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

      In November 1997, the New York Department of Environmental Conservation denied a request by Genesee Brewing Company for a variance from compliance with New York regulations governing bulk storage of chemicals used to clean and sanitize brewing equipment and refillable bottles. An engineering study is currently under way to determine the extent and cost of any modifications, upgrades or new equipment needed to achieve compliance with the chemical bulk storage requirements, which become effective in December 1999.

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

     The Corporation has developed a plan in the past year to fully address the year 2000 compliance and it does not expect that the cost to modify its information technology infrastructure will be material to its financial condition or results of operations. The Corporation does not anticipate any material disruption in its operations as a result of any failure by the Corporation to be in compliance. In the event that any of the Corporation's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Corporation's business or operations should not be materially affected.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.  No exhibits are being filed with this report.

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


                               GENESEE CORPORATION



Date:   3/12/98             /s /Robert N. Latella
                       Robert N. Latella
                       Executive Vice President and Chief Operating Officer



Date:   3/12/98               /s /Edward J. Rompala
                        Edward J. Rompala
                        Vice President - Finance and Treasurer