Form 10-K405
period 1998-05-02
GENESEE CORP
filed 1998-07-30
CIK 40934

Index to Exhibits
                                                        at Page 49


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the fiscal year ended:                    May 2, 1998
                                or
    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from _________ to _________

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

Securities Registered Pursuant to Section 12(g) of the Act:Class B Common Stock,
                                                       par value $.50 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 17, 1998 was $1,986,518.

     The number of shares outstanding of each of the registrant's classes of common stock as of July 17, 1998 was:

                                                  Number of Shares
            Class                                 Outstanding

      Class A Common Stock (voting)                     209,885
        par value $.50 per share

     Class B Common Stock (non-voting)                1,409,024
        par value $.50 per share

                                    Page - 2



                              PART I


Item 1. Description of Business

     General. Genesee Corporation (the "Corporation") was incorporated in 1932 under the laws of the State of New York. The Corporation functions as a holding company, with wholly owned subsidiaries that conduct business in the areas of malt beverage production, dry food processing and packaging, equipment leasing and real estate investment. Financial information about industry segments is set forth in footnote 7 of the financial statements set forth in Item 8 of this report.

     Malt Beverage Business. The Corporation's malt beverage business is conducted by its wholly owned subsidiary, The Genesee Brewing Company, Inc. ("Genesee Brewing Company"). Genesee Brewing Company commenced brewing at the end of Prohibition in 1933.

     During the fiscal year ended May 2, 1998, Genesee Brewing Company sold approximately 1.9 million barrels of malt beverage products, a decrease of 7.2% over the prior fiscal year. Sales generally are greater in the summer than in the winter months.

     Malt beverage products produced by Genesee Brewing Company are marketed under the following trademarks: Genesee Beer, Genesee Light Beer, Genesee Cream Ale, Genesee NA, Genny Ice Beer, Genny Red Lager, Genny Summer Brew, Genny Winter Brew, Genesee Spring Bock, Koch's Golden Anniversary Beer, Koch's Golden Anniversary Light Beer and Koch's Golden Anniversary Ice Beer. The Genesee and Koch's brands contributed 62% of Genesee Brewing Company's barrel sales and 42% of the Corporation's consolidated net revenues in fiscal 1998; 66% of barrel sales and 49% of consolidated net revenues in fiscal 1997, and 80% of barrel sales and 62% of consolidated net revenues in fiscal 1996.

     The product development, sales and marketing of Genesee Brewing Company's line of craft brands is conducted by a separate division known as HighFalls Brewing Company. The HighFalls Brewing Company brands are marketed under the following trademarks: Michael Shea's Irish Amber, Michael Shea's Black & Tan, JW Dundee's Honey Brown Lager and JW Dundee's Honey Light Lager. The HighFalls brands contributed 23% of Genesee Brewing Company's barrel sales and 24% of the Corporation's consolidated net revenues in fiscal 1998; 23% of barrel sales and 24% of consolidated net revenues in fiscal 1997; and 18% of barrel sales and 19% of consolidated net revenues in fiscal 1996.

     Genesee   Brewing  Company  owns  no  patents,   licenses,   franchises  or
concessions, except for the trademarks identified above. These trademarks are a valuable source of product identity for Genesee Brewing Company brands.

     Genesee Brewing Company also produces malt beverage products under a contract with Boston Beer Company. The contract between Genesee Brewing Company and Boston Beer Company extends through the year 2016 but either party may terminate the contract without cause after giving the other party between one and four years' prior notice of termination. The duration of the notification period is based on the volume of product produced under the contract in the twelve months preceding the notice of termination -- the greater the volume, the longer the notification period required. In fiscal 1998, Genesee Brewing Company produced approximately 278,000 barrels for Boston Beer Company. Sales to Boston Beer Company accounted for 14% of Genesee Brewing Company's barrel sales and 6% of the Corporation's consolidated net revenues in fiscal 1998.

     Except in Monroe County, New York, where Genesee Brewing Company sells its products directly to retailers, beer and ale are sold to approximately 270 independent wholesale distributors. Through this distribution system, malt beverages produced by Genesee Brewing Company are resold to retailers in thirty-six states and the Canadian provinces of Ontario and Quebec. Sales to distributors located in New York, Pennsylvania and Ohio accounted for approximately 63% of Genesee Brewing

                                    Page - 3






Company's  sales  in  fiscal  1998.   Genesee   Brewing  Company   expanded
distribution of the HighFalls brands to Kentucky, Louisiana, Nevada and Wisconsin in fiscal 1998. Genesee Brewing Company may expand distribution of the HighFalls brands to additional markets.

     Genesee Brewing Company's marketing organization consists of advertising, marketing, sales, graphics design, merchandising, sales administration and field sales personnel. These sales personnel work with the independent distributors to stimulate sales in each distributor's territory.

     The brewing industry in the United States is mature and highly competitive. The domestic brewing industry is dominated by three brewers (Anheuser-Busch, Miller Brewing Co. and Coors Brewing Co) whose brands accounted for approximately 83% of the beer and ale sold in the United States in 1997. Genesee Brewing Company's brands accounted for less than 1% of the beer sold in the United States in 1997 and its relative position in the domestic brewing industry in terms of annual barrel sales is believed to be sixth.

     Genesee Brewing Company competes with more than 100 companies that produce, import or market malt beverage products in the United States. Genesee Brewing Company's products compete with nationally distributed brands, regionally and locally distributed brands, microbrewed brands, contract brewed brands and imported brands. Genesee Brewing Company products compete on the basis of advertising, taste, quality, packaging, pricing and/or promotion, depending on the competitive brand strategy and the particular market involved. Although all brands compete against each other in the overall market, specific brands compete primarily with other brands that are positioned in the same product category. The product categories that are generally recognized in the United States are the super-premium priced, premium priced, regional priced, popular priced, malt liquor, craft/specialty and import categories. The Genesee and Koch's brands, generally compete in the regional and popular priced categories. Depending on the particular market, the HighFalls brands compete in the premium, craft/specialty or super-premium category.

     Overall consumption of malt beverage products in the United States has increased only slightly during the past ten years and demand for many established domestic brands has declined as consumers turned to the many new domestic brands, the wide array of imported brands and the diverse range of beer styles offered by the craft/specialty category beer segment. As has been the case for several years, Genesee Brewing Company's core brands continue to experience declining volume. Genesee and Koch's brand volume declined 12.4% in fiscal 1998 following a 14% decline in fiscal 1997.

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

                                    Page - 4


     Growth of the craft/specialty category slowed dramatically in 1997, especially during the second half of the year. During the five-year period ended December 31, 1996, the craft/specialty category grew at a compounded annual rate of almost 40%. However, the company believes the growth rate for the craft/specialty category fell to single digit in calendar 1997, with several of the larger craft brewers reporting no gains or a decline in sales. The large national brewers have now entered the category with craft-style products of their own or by acquiring ownership interests in existing craft/specialty brewers. These trends suggest that the craft/specialty category may experience, at best, only modest growth in the near term and that competitive pressures in the category will continue to increase. Reflecting these trends, sales of the HighFalls brands declined 4.1% in fiscal 1998.

     The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term. In response to these conditions, Genesee Brewing Company reduced planned increases in its fiscal 1998 sales and marketing budgets by $1.5 million. In addition, Genesee Brewing Company is proceeding more slowly with plans to expand distribution into additional states and to add new brands to its product line. Genesee Brewing Company is focusing its resources on stabilizing sales and improving trends for its current brand portfolio in existing markets. Among initiatives currently under way is a television and radio advertising campaign to promote the JW Dundee's Honey Brown Lager brand.

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

     Genesee Brewing Company has several sources of supply available to it for most of the ingredients, packaging materials and equipment utilized in the brewing and bottling operations. Glass bottles in which beer and ale are packaged are purchased from two sources. Genesee Brewing Company is required to purchase approximately 80% of its requirements for glass bottles from one of these suppliers. This supplier has multiple plants which are capable of producing bottles for Genesee Brewing Company. Consolidation in the glass industry in North America has reduced the number of glass bottle suppliers available to Genesee Brewing Company so alternative sources for bottles might not be readily available if the current suppliers are unable to supply Genesee Brewing Company's requirements.

     Genesee Brewing Company purchases all of its requirements for aluminum cans from a single supplier under an agreement which runs through December 2000. This supplier has multiple plants which are qualified to produce cans for Genesee Brewing Company. If the current supplier was unable to supply Genesee Brewing Company's requirements, alternative sources for aluminum cans might not be readily available. The cost of aluminum cans increased slightly in fiscal 1998 because of increased raw material costs and a one-time upcharge to cover tooling costs for a changeover to wide mouth cans.

     Fiber board and chipboard used for secondary packaging of glass bottles and aluminum cans (e.g., 6-pack baskets, 12-pack wraps, etc.) are purchased from single sources to maintain compatibility with packaging equipment used by Genesee Brewing Company. A second source for baskets has been tested and approved. A second source for wraps might not be readily available.

     Corrugated packaging used for 24-can trays is purchased from two suppliers and corrugated packaging for the 24-pack carton is purchased from a single supplier. Genesee Brewing Company is not under any contractual obligation to limit purchases of corrugated packaging to these suppliers and additional sources for these packaging materials are readily available.

     Genesee Brewing Company has an agreement to purchase virtually all of its requirements for barley malt from a single supplier. This agreement runs through December 2001. Alternative sources for

                                    Page - 5





barley malt are readily available, subject to the possibility of shortages which may affect the entire commercial malting industry. Specialty malt used in craft products are purchased from a single supplier and additional sources for specialty malts are readily available. Genesee Brewing Company purchases corn grits on the open market from four suppliers and is not under any contractual commitment with any of these suppliers. Prices for corn grits are determined by the commodity futures market.

     The price, quality and availability of agricultural ingredients used in the brewing process are affected by weather and other climatic conditions in the regions where these ingredients are grown. The 1997 growing season was favorable for both quality and yields of barley and corn. As a result, there was adequate supply and prices for barley malt and corn products were substantially lower in fiscal 1998.

     The price, quality and availability of agricultural ingredients for the remainder of fiscal 1999 should be determined by climatic conditions during the 1998 growing season. To date, conditions have been favorable in the regions where agricultural ingredients used by Genesee Brewing Company are grown.

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

     Although Genesee Brewing Company has facilities for removing certain solid waste materials from effluent discharged by its Rochester, New York brewing plant, the effluent is discharged into the Rochester Pure Waters District sewage system for further treatment. An agreement with the Rochester Pure Waters District provides that Genesee Brewing Company will make annual surcharge payments to the District which will fluctuate with production levels and may vary according to effluent content. In fiscal 1998, a surcharge of approximately $310,000 was paid in addition to the normal sanitary and combined sewage charge for the year of approximately $497,000.

     Genesee Brewing Company has engaged an engineering firm to undertake inspections of the brewery's system for storing and handling chemicals used to clean and sanitize brewing equipment and refillable bottles to determine the extent of any upgrades that may be required to achieve compliance with New York regulations governing the bulk storage of such chemicals which become effective in December 1999. The preliminary results of these inspections indicate that the system will require significant upgrades to achieve compliance with the regulations. It is believed that the capital cost of such upgrades will be significant. A final inspection report and assessment of compliance requirements is expected from the engineering firm in August 1998 which will allow Genesee Brewing Company to implement an action

                                    Page - 6





plan to achieve compliance with the bulk storage requirements or petition for a variance from certain requirements.

     Food Business. The Corporation's food business is conducted by its Foods Division which consists of two wholly owned subsidiaries, Ontario Foods, Incorporated and Freedom Foods, Inc. The Corporation acquired Freedom Foods,
Inc. in May 1997 and moved its operations from the Tampa, Florida area to Albion, New York, combining them with Ontario Foods' operations. The Foods Division produces a variety of dry food and beverage products, including soup mixes, side dishes, bouillon cubes and powder, infant cereals, iced tea mixes, instant beverage mixes and hot cocoa.

     On July 20, 1998, the Corporation entered into agreements to acquire all of the issued and outstanding shares of capital stock of TKI Foods ("TKI Foods") and to acquire certain of the assets of Spectrum Foods, Inc. ("Spectrum"), an affiliate of TKI Foods. These transactions are expected to close on or about August 1, 1998. TKI Foods is the nation's largest producer of private label artificial sweeteners. Spectrum produces private label sauces. TKI Foods and Spectrum had combined sales of approximately $21 million in calendar 1997. The private label artificial sweetener and sauce products produced, respectively, by TKI Foods and Spectrum are sold to many of the same retail food store chains that are currently customers for the Foods Division's private label side dish, bouillon, iced tea and beverage mix products.

     The Foods Division's products are produced by mixing and blending various dry ingredients and packaging these products in a variety of packaging configurations, including flexible pouches, cups, cartons, fiber and metal cans and bulk packaging in fiber drums and polyethylene lined cartons.

     Food and beverage products produced by the Foods Division are sold by Foods Division salesmen and through a network of independent brokers to food store chains throughout the United States as private label products under the label of the food store chain or as house brands under Foods Division proprietary brand labels. Chain store private label products are a growing product category in the United States and represent the largest component of Foods Division's revenues. Private label sales represented 19.5% of the Corporation's consolidated net revenues in fiscal 1998, 15.3% of consolidated net revenues in fiscal 1997, and 13.7% of consolidated net revenues in fiscal 1996.

     The Foods Division's proprietary brand labels are Thirst Quench'r, Taste of the Alps, Sadano's, Golden Kettle and Freedom. Except for these trademarks, the Foods Division does not own any trademarks, patents, franchises or concessions which are material to its business.

     The  Foods  Division  also  produces  and  packages  dry food and  beverage products under contract processing/packaging arrangements with major food companies. Contract processing/packaging agreements are typically short term in nature, terminating with the end of the particular production run. The blending and packaging of instant soup under a contract with the United State government accounted for a significant amount of the Foods Division's contract processing/packaging business in fiscal 1998. This contract was completed in fiscal 1998.

     The food and beverage products produced by the Foods Division utilize a variety of ingredients. Some of these ingredients are processed by the Foods Division from a raw state while others have been pre-processed and are further processed by the Foods Division to produce the finished product. Numerous sources of supply are available for the ingredients used in the Foods Division products. Packaging materials used by the Foods Division are purchased from a variety of sources. Products produced under contract processing/packaging agreements typically utilize ingredients and packaging supplied by the customer.

     The Foods Division's product mix varies on a seasonal basis. For example, iced tea and beverage mixes are produced in greater quantity in the spring and summer months whereas bouillon products, dry soup mixes, side dishes and hot cocoa are typically produced in the fall and winter months.

                                    Page - 7





     The dry food industry consists of thousands of producers ranging from large multi-national companies with extensive product offerings and operations, to small specialty producers which serve specific geographic areas or market niches. The Foods Division competes primarily on the basis of quality, price and service.

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

     Other Businesses. The Corporation's equipment leasing business is conducted by a joint venture known as Cheyenne Leasing Company ("Cheyenne"), which is 85% owned by the Corporation's Genesee Ventures, Inc. ("Genesee Ventures") subsidiary. In fiscal 1998, Cheyenne financed leases involving equipment having an initial cost of approximately $16 million. Cheyenne's total lease portfolio as of May 2, 1998 included almost 300 leases representing an initial equipment cost of approximately $150 million.

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

     Employees. As of May 2, 1998, the Corporation and its subsidiaries employed 729 people. Genesee Brewing Company employed 589 people, 366 of whom are represented by six separate unions whose collective bargaining agreements generally conform to those of the brewing industry. In June and July 1998, three-year contracts were successfully negotiated with three unions representing 328 of Genesee Brewing Company's union employees. Negotiations with the other three unions are currently in progress and the Corporation expects to reach agreements with these unions during the next several weeks. Employee relations with Genesee Brewing Company's employees have been good. The Foods Division employed 140 people, none of whom are represented by a union. Employee relations with the Foods Division's employees have been good.


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

     Production equipment is upgraded or added as needed and is comparable to that used in the industry. In fiscal 1998, Genesee Brewing Company completed a $5.3 million capital project to replace an existing bottling line. This project included the removal of all existing packaging equipment and replacing

                                    Page - 8





it with new equipment that is faster and operates more efficiently.  Boston
Beer Company contributed $3.8 million to the cost of this project under its contract brewing agreement with Genesee Brewing Company.

     All of the properties described above are owned free and clear of any mortgages or other encumbrances. The Corporation considers the above properties and equipment to be in generally good condition and suitable for the conduct of its business.

     In June 1995, Genesee Brewing Company was notified that Consolidated Rail Corporation ("Conrail") intends, within three years, to abandon the track which is used to deliver brewing grains to Genesee Brewing Company and for shipment of some finished product. To date, Conrail has not filed for abandonment of the track. In June 1997, Norfolk Southern Railroad and CSX filed a joint application with the Surface Transportation Board ("STB") for approval of a proposed acquisition of Conrail. Conrail did not take any further action on the threatened abandonment during the pendency of the STB approval process. In June 1998, the STB approved the joint acquisition. The track that serves Genesee Brewing Company will be acquired by CSX if the acquisition is consummated with Conrail. CSX has advised Genesee Brewing Company that it intends to continue rail service on the track that serves Genesee Brewing Company.

     Genesee Brewing Company owns and operates a fleet of 12 delivery trucks and 9 tractors and 15 trailers used to transport beer to customers. Genesee Brewing Company also owns or leases 82 automobiles used by salesmen and executives and 15 pick-up trucks and vans.

     Food Processing Operations. The Foods Division leases approximately 220,000 square feet of office, production, laboratory and storage space in Albion, New York. The term of the lease expires in May 2000. The Foods Division also maintains a sales office in Ocean Township, New Jersey. The Foods Division has initiated a review of its current and projected space requirements in view of the May 2000 termination of the lease on its Albion, New York production facility. Options being considered include extending the lease on the current facility, exercising an option under the lease to purchase the current facility, or leasing or purchasing another facility and relocating the Foods Division operations.

     The  production  facility,  which is  comprised of several  buildings  with attendant leasehold improvements, was designed and constructed for food processing operations. The buildings and related equipment are considered to be in generally good condition and are adequate and suitable for the current needs of the Foods Division.

     The Foods Division has production equipment for freeze drying, mixing and packaging of food products. Equipment is regularly maintained and upgraded and is comparable to that used in the industry.

     Other. The Corporation's Genesee Ventures subsidiary has interests in three real estate investments which are described in the Other Businesses section of
Item 1 of this report. Each real estate investment is owned by a separate subsidiary of Genesee Ventures in partnership with a real estate investment and management company.


Item 3. Legal Proceedings
        None.


Item 4. Submission of Matters to a Vote of Security Holders There were no matters submitted to a vote of security holders during the fourth quarter ended May 2, 1998.

                                    Page - 9





                              PART II


Item 5. Market for the Registrant's  Common Equity and Related  Stockholders
Matters

     The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of June 29, 1998, the number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 142 and 1,047, respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:

Unaudited               Fiscal Year Ended May 2, 1998                    Fiscal Year Ended May 3, 1997

                                Market Price                                       Market Price
                           High        Low     Dividends                    High        Low    Dividends

   First Quarter           $ 42       39 3/4     .35                       $ 46       43 1/4      .35

   Second Quarter            50       42 3/8     .35                         45       40 1/2      .35

   Third Quarter             46       39 1/4     .35                         43 1/4   40 3/4      .35

   Fourth Quarter            42 1/4   35 3/16    .75                         43       40 1/4      .75


The Corporation expects to continue its policy of paying dividends. The dividends paid in any year, however, depend on earnings, capital requirements and the overall financial condition of the Corporation.


Item 6. Selected Financial Data

                                                                          Unaudited
          Years Ended                      5/2/98        5/3/97         4/30/96      4/30/95        4/30/94

Net Revenues                              $154,093       154,543        143,108       137,142       131,367

Earnings Before Cumulative Effect of
   Change in Accounting Principle            1,335         3,346          3,321         4,080         5,608

Net Earnings                                 1,335         3,346          3,321         4,080         6,368

Total Assets                               135,589       136,929        134,035       138,194       135,332

Total Long Term Debt                             -             -              -         9,869         4,038

Basic Earnings Per Share Before Cumulative
   Effect of Change in Accounting Principle    .83          2.07           2.06          3.50          2.55

Diluted Earnings Per Share Before Cumulative
    Effect of Change in Accounting Principle   .82          2.06           2.05          3.49          2.54

Basic Earnings Per Share                       .83          2.07           2.06          3.98          2.55

Diluted Earnings Per Share                     .82          2.06           2.05          3.97          2.54

Cash Dividends Per Share                      1.80          1.80           1.80          1.80          1.60


(Dollars in thousands, except per share data)

                                   Page - 10






Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Summary. Consolidated net revenues for the fiscal year ended May 2, 1998 were $154.1 million compared to fiscal 1997 net revenues of $154.5 million and fiscal 1996 net revenues of $143.1 million. The Corporation reported net earnings of $1.3 million in fiscal 1998, which was $2.0 million less than fiscal 1997 and 1996.

     For fiscal 1998, the Corporation showed a consolidated operating loss of $688,000 compared to the $2.6 million of operating income reported for fiscal 1997. The $3.3 million decrease in operating profit was attributable to a decline in Genesee Brewing Company's operating performance. The primary reason for this decline was a 7.2% decrease in barrel sales.

     Partially offsetting the negative impact of the brewing business was the favorable performance of the Corporation's foods division and its equipment leasing and real estate operations. In addition, the Corporation reported an $800,000 increase in investment income primarily as a result of realized capital gains on securities sold to finance a food company acquisition.

        Results of Operations (Fiscal 1998 vs. Fiscal 1997)

        Genesee Brewing Company

     Net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $117.2 million, a decrease of $9.8 million or 7.7% from the $127.1 million reported in fiscal 1997. Genesee Brewing Company's barrel volume for fiscal 1998 decreased 7.2% to 1,878,000 barrels compared to 2,023,000 barrels in fiscal 1997. The decrease in Genesee Brewing Company's net sales and barrel volume was partially attributable to a 4.1% decline in the sales of HighFalls products, which represented 23.3% of total volume. However, as has been the case for several years, Genesee Brewing Company's core brands continued to show large volume declines. Core brand volume was down 164,000 barrels, or 12.4% in fiscal 1998. Within the core brands, higher-margin returnable glass packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

     Barrel sales of malt beverage products to the Boston Beer Company increased 9.4% in fiscal 1998 to 278,000 barrels (representing 14% of overall barrel volume) compared to 250,000 barrels (or 12.6% of total barrel volume) in fiscal 1997. Volume growth under this contract slowed down in fiscal 1998 primarily as a result of production approaching the maximum level required by Boston Beer Company to meet consumer demand in the markets where Boston Beer Company products produced by Genesee Brewing Company are sold. Boston Beer Company has reported that sales of its Samuel Adams craft brands declined slightly in calendar 1997 and, therefore, the Corporation does not anticipate future growth of sales to Boston Beer Company. Future changes in volume will depend on consumer demand for Boston Beer Company products and on decisions made by Boston Beer Company regarding allocation of production among its several sources of supply.

     Genesee Brewing Company's gross profit for fiscal 1998 decreased $5.3 million from $32.5 million in fiscal 1997 to $27.2 million in fiscal 1998. The lower gross profit was primarily due to negative volume trends and the unfavorable shift in product mix towards lower-margin contract volume and Multipak can packages. In addition, intense competition has resulted in price stagnation over the past two years, further depressing Genesee Brewing Company's gross profit margins.

     Genesee Brewing Company's selling, general and administrative expenses were up $133,000 in fiscal 1998, primarily as a result of increases in selling and marketing expenditures to support the Company's expansion into new markets with its HighFalls Brands. Expansion market sales increased

                                   Page - 11





3.2% in fiscal 1998 representing 12.8% of total barrelage. The increased sales and marketing expenditures were used for additional sales personnel, point of sale merchandise, and other promotions.

     Due to lower volume, an unfavorable shift in product mix and increased sales and marketing expenditures, Genesee Brewing Company reported a fiscal 1998 operating loss of $5.4 million versus a $12,000 loss in fiscal 1997.

     See also Item 1 of this Report, which is incorporated herein by reference, for information regarding known trends and uncertainties in the brewing business.

        Foods Division

     Net sales for the Corporation's Foods Division increased $8.9 million in fiscal 1998, representing a 35.6% increase over net sales in the prior year. The increase in net sales was due primarily to the acquisition of Freedom Foods, Inc. in May 1997. Sales of bouillon products acquired in that transaction totaled $6.8 million in fiscal 1998. The increase in Foods Division net sales is also attributable to a short term government soup contract and continued growth in iced tea sales.

     The Foods Division's gross profit was up $2.6 million in fiscal 1998 due to higher sales volume and the favorable effect of selling higher-margin bouillon products.

     Foods Division selling, general and administrative expenses increased $597,000 in fiscal 1998 compared to the same period last year due primarily to higher commissions paid to food brokers as a result of increased sales and to incremental costs associated with the addition of the bouillon business.

     The higher sales volume had a direct impact on Foods Division's operating performance in fiscal 1998. The Foods Division reported an operating profit of $2.2 million in fiscal 1998 compared to an operating profit of $784,000 in fiscal 1997.

        Genesee Ventures, Inc.

     Genesee Venture' fiscal 1998 operating income was $2.9 million, a $490,000 increase over fiscal 1997 operating income of $2.4 million. The increase was due to higher lease revenue generated by Cheyenne Leasing Company as a result of the large volume of leases closed late in fiscal 1996. Cheyenne Leasing's residual experience continued to be favorable in fiscal 1998.

     In addition, during the second quarter of fiscal 1998, the Corporation and its partners in a Rochester, New York office building completed the refinancing of the mortgage on the building. The closing took place on September 25, 1997. Prior to receipt of this new financing package, Genesee Ventures, Inc. had maintained a reserve against interest receivable from the partnership on a loan Genesee Ventures, Inc. had provided as part of a previous financing package. Based on the partnership's current financial condition, Genesee Ventures, Inc. determined that the reserve was no longer necessary. As a result of the elimination of this reserve, Genesee Ventures, Inc. recognized $564,000 of interest income in fiscal 1998.

        Results of Operations (Fiscal 1997 vs. Fiscal 1996)

        Genesee Brewing Company

     Net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $127.1 million, an increase of $7.0 million or 5.8% from the $120.1 million reported in fiscal 1996. Genesee Brewing Company's barrel volume for fiscal 1997 increased 4.5% to 2,023,000 barrels compared to 1,936,000 barrels in fiscal 1996. The increase in barrel volume was due in part to production under a contract to brew and package malt beverage products for the Boston Beer Company. During fiscal 1997,

                                   Page - 12





Genesee Brewing Company sold 250,000 barrels of malt beverage products to Boston Beer Company compared to 50,000 barrels in fiscal 1996, the first year of production under the contract.

     The increase in Genesee Brewing Company's net sales and barrel volume was also attributable to continued growth in the sales of HighFalls products, which were up nearly 120,000 barrels (or 35%) in fiscal 1997. However barrel sales of Genesee Brewing Company's more established brands continued to decline in fiscal 1997, showing a 14% decline in volume from the prior year. For the past several years, Genesee Brewing Company and most other brewers have experienced volume declines in their established brands due to changing consumer preferences that favor new products and "niche" brands targeted at specific consumer markets. Genesee Brewing Company addressed this trend with the introduction of new products as described in Item 1 of this report. In addition, during the fourth quarter of fiscal 1997, Genesee Brewing Company completely redesigned the label graphics on its core Genesee Beer, Genny Light, and Genesee Cream Ale products.

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

        Foods Division

     Net sales for the Foods Division increased $4.1 million in fiscal 1997 representing a 20% increase over net sales in the prior year. The overall increase in net sales was due primarily to sales of private label iced tea mix which were up $2.3 million, or 43%. In addition, the Foods Division reported continued growth in side dish sales, particularly in its line of noodles and sauce products which were up $1.7 million, or 25%, in fiscal 1997.

                                   Page - 13





     The Foods Division's gross profit was up $259,000 in fiscal 1997 due to higher sales volume.

     Foods Division selling, general and administrative expenses increased $156,000 in fiscal 1997 compared to the same period last year due primarily to higher commissions paid to food brokers as a result of increased sales.

     The higher sales volume had a direct impact on the Foods Division's operating performance in fiscal 1997. The company reported an operating profit of $784,000 in fiscal 1997 compared to an operating profit of $682,000 in fiscal 1996.

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

     Liquidity and Capital Resources. Cash, cash equivalents and marketable securities totaled $20.5 million at May 2, 1998 compared to $37.1 million at May 3, 1997. The decrease was primarily due to the internally funded acquisition of Freedom Foods for $11.3 million in May 1997.

     On May 15, 1997, the Corporation completed the acquisition of all the common stock of Freedom Foods, Inc., a food company located in Odessa, Florida, for $11.3 million. For the year ended December 31, 1996, Freedom Foods had reported $6 million in sales revenue from the manufacture and sale of private label bouillon cubes and bouillon powder. Freedom Foods sells to many of the same supermarket chains already buying private label soup, side dish, and drink mix products from Ontario Foods. Shortly after closing, the Corporation relocated Freedom Foods' manufacturing and sales operations to Ontario Foods' facility in Albion, New York. The acquisition was accounted for using the purchase method.

     In addition to the acquisition of Freedom Foods, cash was also used to finance an inventory build by the Foods Division to support growth of its private label business. Inventories at May 2, 1998 were $301,000 higher than the balances reported at May 3, 1997. The net accounts receivable balance at May 2, 1998 of $10.2 million was $874,000 lower than the balance at May 3, 1997 of $11.0 million.

     Capital expenditures in fiscal 1998 totaled $5.7 million compared to $8.0 million in fiscal 1997. Fiscal 1997 capital expenditures included a $5.1 million project to install a new Sankey draft filling line and the cooperage to run on the line.

     At May 2, 1998, the Corporation showed $752,000 of unrealized gains (net of taxes) in the shareholders' equity section of its consolidated balance sheet compared to $648,000 of unrealized gains (net of taxes) shown on the Corporation's May 3, 1997 consolidated balance sheet. The increase was due to the strong performance of the equity markets over the past year.

     During the second quarter of fiscal 1998, the mortgage on the Clinton Square office building (in which the Corporation has both a partner's and creditor's interest) was refinanced. As part of that refinancing, the Corporation agreed to a $2.75 million limited guarantee of the mortgage loan. The building is currently 97% occupied, operating on plan and in compliance with all covenants and obligations contained in the mortgage loan agreement. The building has an appraised value in excess of the debt against it. In addition, the other partners in the project have provided the Corporation with additional collateral to secure the Corporation's obligation under its guaranty to the bank.

                                   Page - 14





     The Corporation has developed a plan in the past year to fully address Year 2000 compliance and it does not expect that the cost of modifying its information technology infrastructure will be material to its financial condition or results of operations. The Corporation does not anticipate any material disruption in its operations as a result of any failure by the Corporation to be in compliance. In the event that any of the Corporation's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Corporation's business or operations should not be materially affected.

     The Corporation has a strategy to search for and develop opportunities which will contribute to the Corporation's future growth. The Corporation plans to continue to use its strong financial position to further diversify its business in order to broaden its profit base and contribute to the continued long-term success of the Corporation.

     The Corporation expects to fund most capital needs internally, as it has in the past. With respect to real estate and equipment leasing, such investments may also include a debt component, which is usually obtained on a non-recourse basis.

     Subsequent to fiscal year end May 2, 1998, the Corporation entered into an agreement to acquire 100% of the stock of TKI, Inc., an Illinois-based company that manufactures and sells private label sweeteners and miscellaneous other private label products. The Corporation also agreed to purchase certain assets of Spectrum Foods, Inc., a sister company of TKI also located in Illinois, that manufactures and sells private label sauces. The total consideration for TKI and Spectrum is approximately $20 million which is expected to be funded through internal and external sources.

     TKI and Spectrum sell to many of the same supermarket chains as the Corporation's Foods Division. Upon completion of the acquisitions, the Corporation will consolidate all food manufacturing by moving the acquired operations from Illinois to upstate New York.

                                   Page - 15





Item 8. Financial Statements and Supplementary Data

(a) Selected Quarterly Financial Data
   (Unaudited)

                                         First         Second         Third         Fourth        Total
Fiscal Year Ended 5/2/98                Quarter       Quarter        Quarter        Quarter        Year

Net Revenues                          $ 42,945         39,914         35,859         35,375       154,093

Gross Profit                            10,863          8,907          6,982          8,906        35,658

Net Earnings / (Loss)                    1,417           (769)          (347)         1,034         1,335

Basic Earnings/ (Loss)Per Share            .88           (.48)          (.21)           .64           .83

Diluted Earnings / (Loss)Per Share         .87           (.48)           .64            .82          (.21)


                                        First           Second         Third         Fourth         Total
Fiscal Year Ended 5/3/97               Quarter          Quarter       Quarter        Quarter         Year


Net Revenues                         $ 40,344          37,055         35,329         41,815       154,543

Gross Profit                           10,649           8,425          7,772         10,729        37,575

Net Earnings                            1,392              36            414          1,504         3,346

Basic Earnings Per Share                  .86             .02            .26            .93          2.07

Diluted Earnings Per Share                .86             .02            .25            .93          2.06


(Dollars in thousands, except per share data)


(b) Index to Financial Statements

                                                                                       Page

    Report of Independent Accountants - PricewaterhouseCoopers LLP                      16

    Consolidated Balance Sheets at May 2, 1998 and May 3, 1997                          17

    Consolidated Statements of Earnings and Retained Earnings
      For the three years ended May 2, 1998, May 3, 1997 and April 30, 1996             18

    Consolidated Statements of Cash Flows for the three years ended
      May 2, 1998, May 3, 1997 and April 30, 1996                                       19

    Notes to Consolidated Financial Statements                                          21

    Financial Statement Schedules:
      For the three years ended May 2, 1998, May 3, 1997 and April 30, 1996
         Schedule II - Consolidated Valuation and Qualifying Accounts                   48

                                   Page - 16




(c)   Consolidated Financial Statements



                 Report of Independent Accountants



  The Board of Directors and Shareholders
  of Genesee Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Genesee Corporation and its subsidiaries at May 2, 1998 and May 3, 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 2, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/PricewaterhouseCoopers LLP


  PricewaterhouseCoopers LLP
  Rochester, New York
  June 5, 1998, except as to Note 16, which is as of July 20, 1998

                                   Page - 17





                       GENESEE CORPORATION
                         AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   May 2, 1998 and May 3, 1996
          (Dollars in thousands, except per share data)

Assets                                                                       1998                     1997

Current assets:
   Cash and cash equivalents                                           $    2,692                     4,521
   Marketable securities available for sale                                17,808                    32,627
   Trade accounts receivable, less allowance for doubtful
      receivables of $433 in 1998 and $408 in 1997                         10,163                    11,037
   Inventories, at lower of cost (first-in, first-out) or market           14,258                    13,957
   Deferred income tax assets                                               1,315                       760
   Other current assets                                                       683                     1,219
           Total current assets                                            46,919                    64,121
Net property, plant and equipment                                          33,311                    32,986
Investment in and notes receivable from
   unconsolidated real estate partnerships                                  5,534                     4,949
Investment in direct financing and leveraged lease                         34,638                    32,144
Goodwill and other intangibles, net                                        10,737                       208
Other assets                                                                4,450                     2,521
           Total assets                                                   135,589                   136,929
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                         8,358                     9,611
   Income taxes payable                                                       692                       932
   Federal and state beer taxes payable                                     1,756                     2,029
   Accrued expenses and other                                               7,255                     6,395
           Total current liabilities                                       18,061                    18,967
Deferred income tax liabilities                                             9,295                     8,789
Accrued post-retirement benefits                                           15,415                    15,515
Other liabilities                                                             471                       413
           Total liabilities                                               43,242                    43,684
Minority interests in consolidated subsidiaries                             2,227                     1,690
Shareholders' equity:
   Common stock:
      Class A, voting, $.50 par value.  Authorized 450,000
          shares; 209,885 shares issued and outstanding                       105                       105
      Class B, non-voting, $.50 par value.  Authorized 3,850,000
          shares; 1,506,876 shares issued                                     753                       753
   Additional paid-in capital                                               5,842                     5,834
   Retained earnings                                                       86,143                    87,720
   Unrealized gain on marketable securities, net of income taxes              752                       648
   Less: Class B treasury stock, at cost; 98,682 shares in 1998
             and 99,534 shares in 1997                                      3,475                     3,505
      Total shareholders' equity                                           90,120                    91,555
           Total liabilities and shareholders' equity                  $  135,589                   136,929

See accompanying notes to consolidated financial statements

                                   Page - 18




                        GENESEE CORPORATION
                         AND SUBSIDIARIES

    Consolidated Statements of Earnings and Retained Earnings
     Years ended May 2, 1998, May 3, 1997 and April 30, 1996
           (Dollars in thousands, except per share data)


                                                         1998             1997             1996

Revenues                                             $ 186,359           194,669          184,050
Federal and state beer taxes                            32,266            40,126           40,942
     Net revenues                                      154,093           154,543          143,108

Cost of goods sold                                     118,435           116,968          109,993
     Gross profit                                       35,658            37,575           33,115

Selling, general and administrative expenses            36,346            34,979           32,215
     Operating (loss) / income                            (688)            2,596              900

Investment income                                        3,728             2,932            4,538
Other income / (expense), net                               73               347              232
Minority interests in earnings of subsidiaries            (804)             (698)            (669)

     Earnings before income taxes                        2,309             5,177            5,001

Income taxes                                               974             1,831            1,680

     Net earnings                                        1,335             3,346            3,321

Retained earnings at beginning of year                  87,720            87,285           86,870

Dividends - $1.80 per share in 1998,
        1997 and 1996                                    2,912             2,911            2,906

Retained earnings at end of year                     $  86,143            87,720           87,285

Basic earnings per share                             $     .83              2.07             2.06
Diluted earnings per share                           $     .82              2.06             2.05

See accompanying notes to consolidated financial statements

                                   Page - 19





                         GENESEE CORPORATION
                           AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
       Years ended May 2, 1998, May 3, 1997 and April 30, 1996
                        (Dollars in thousands)

                                                            1998                1997              1996

Cash flows from operating activities:
   Net earnings                                         $   1,335               3,346             3,321
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Gain on disposition of assets                        (1,338)               (398)           (1,416)
      Depreciation and amortization                         6,285               5,228             4,757
      Deferred tax provision                                 (257)              1,006               980
      Other                                                   830                 673               536
      Changes in non-cash assets and liabilities:
            Trade accounts receivable                       1,150               2,156            (1,969)
            Inventories                                        79              (1,998)            1,657
            Other assets                                       (3)               (275)             (291)
            Accounts payable                               (1,387)               (599)              932
            Accrued expense and other                          29                 568              (741)
            Income taxes payable                             (240)                477              (287)
            Federal and state beer taxes                     (273)               (217)               20
            Accrued post-retirement benefits                 (100)                (11)             (172)
            Other liabilities                                  58                 (15)              120

        Net cash provided by operating activities        $  6,168               9,941             7,447


                                   Page - 20





                         GENESEE CORPORATION
                           AND SUBSIDIARIES

          Consolidated Statements of Cash Flows (continued)



                                                              1998                   1997                1996

Cash flows from investing activities:
   Purchase of Freedom Foods, net of cash acquired       $  (11,060)                    -                   -
   Capital expenditures                                      (5,746)               (7,951)             (6,773)
   Proceeds from sale of property, plant, and equipment         802                   125                  65
   Proceeds from sale of marketable securities               31,668                13,401              15,178
   Purchases of marketable securities and other investments (16,885)               (9,599)            (13,406)
   Investments in and advances to unconsolidated
     real estate partnerships, net of distributions            (585)                3,517              (4,161)
   Net investment in direct financing and leveraged leases   (2,494)               (4,052)             (4,935)
   Repayment of real estate mortgage receivable                   -                     -               5,807
   Withdrawals by minority interest                            (267)                 (535)               (570)

      Net cash used in investing activities                  (4,567)               (5,094)             (8,795)

Cash flows from financing activities:
   Principal payments on long-term debt                        (556)                    -              (4,038)
   Payment of dividends                                      (2,912)               (2,911)             (2,906)
   Proceeds from exercise of stock options                       38                    25                 527
   Purchase of treasury stock                                     -                     -                 (97)

      Net cash used in financing activities                  (3,430)               (2,886)             (6,514)

        Net (decrease) /  increase in cash and
            cash equivalents                                 (1,829)                1,961              (7,862)

Cash and cash equivalents at beginning of year                4,521                 2,560              10,422

Cash and cash equivalents at end of year                   $  2,692                 4,521               2,560



See accompanying notes to consolidated financial statements

                                   Page - 21






                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

             May 2, 1998, May 3, 1997 and April 30, 1996


(1)   Summary of Significant Accounting Policies

      Principles of Consolidation and Nature of Operations

      The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include the consolidated accounts of Genesee Corporation; The Genesee Brewing Company, Inc.; Ontario Foods, Incorporated, Freedom Foods, Inc. (as of May 15, 1997) and Genesee Ventures, Inc., which is the Corporation's wholly owned equipment leasing and real estate subsidiary. The vast majority of the Corporation's production of beer, ale and food products is sold in the
      United   States   to   independent   wholesalers   or  retail
      establishments.

      The Corporation's investment in a real estate limited partnership in which it has less than a majority interest is accounted for by the equity method. The Corporation's proportionate share of the results of operations of this unconsolidated limited partnership is recorded as other income or expense in the consolidated statements of earnings.

      All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                   Page - 22





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies (continued)

      Property, Plant and Equipment
      The Corporation provides for depreciation at rates that are estimated to expense the cost of depreciable assets over the following useful lives: buildings, 25 to 50 years; machinery, 3 to 20 years; equipment, furniture and fixtures, 3 to 20 years; returnable containers, estimated trip life or 8 to 15 years. The straight-line method of depreciation is generally used on all assets.

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

      Stock-Based Compensation
      The Corporation measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), disclosure of compensation costs on the basis of fair value is presented in Note 12 - Stock Option and Bonus Plans.

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

      Goodwill and Other Intangibles
      Goodwill and other intangibles are amortized on a straight-line basis ranging from 3 to 25 years. The carrying value of goodwill and other intangibles are assessed periodically based on the expected future cash flows of the assets associated with the goodwill and other intangibles.

                                   Page - 23





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies (continued)

      Earnings Per Share

      During the third quarter of fiscal 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). The statement replaces the presentation of primary earnings per share with Basic earnings per share, which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires the presentation of Diluted earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior periods have been restated to reflect the provisions of SFAS 128.

      Reclassifications

      It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

      Fiscal Year

      Effective in fiscal 1997, the Corporation changed its fiscal year to end on the Saturday closest to April 30. This change in fiscal year end had no material impact on results of operations for fiscal 1997. Fiscal years for the financial statements included herein ended May 2, 1998, May 3, 1997 and April 30, 1996.


(2)   Acquisition

      On May 15, 1997, the Corporation acquired all of the common stock of Freedom Foods, Inc., a food company located in Odessa, Florida, for $11.3 million, representing $3.3 million of assets acquired and $2.0 million of liabilities assumed. Freedom Foods sells to many of the same supermarket chains already buying private label soup, side dish, and drink mix products from Ontario Foods. During fiscal 1998, the Corporation completed the relocation of Freedom Foods' manufacturing and sales operations to Ontario Foods' facility in Albion, New York. The acquisition was financed internally and was accounted for using the purchase method. The excess of the aggregate purchase price of net assets acquired was approximately $10.0 million.


(3)   Financial Instruments

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

                                   Page - 24





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(3)   Financial Instruments (continued)

      The carrying amount of cash and cash equivalents approximate a reasonable estimation of their fair value. Fair value of marketable securities is determined based on quoted market prices for investments. Fair value of the mortgage receivables is based on discounted cash flows.

      Marketable equity securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at May 2, 1998 are as follows:

                                                                           Gross              Gross
                                                   Amortized          Unrealized         Unrealized           Fair
                                                        Cost               Gains             Losses          Value

      Fixed income securities:
        Debt securities issued by U.S. Government       2,131                172                  1          2,302
        Corporate debt securities                       4,293                 59                 31          4,321
        Mortgage-backed securities                        702                 50                  1            751
              Subtotal                                  7,126                281                 33          7,374

      Mutual funds:
        Equity funds                                    2,730                552                  -          3,282
        Fixed income funds                              5,202                  -                138          5,064
        Foreign funds                                   1,117                513                  -          1,630

              Subtotal                                  9,049              1,065                138          9,976

      Other                                               458                  -                  -            458

        Marketable securities available for sale    $  16,633              1,346                171         17,808

      (Dollars in thousands)

      The amortized cost, gross unrealized gains/losses and fair values of marketable securities at May 3, 1997 are as follows:

      Equity securities                           $     1,713                574                 37          2,250

      Fixed income securities:
        Debt securities issued by U.S. Government       3,446                 58                 71          3,433
        Corporate debt securities                       4,694                 49                 91          4,652
        Mortgage-backed securities                        946                 38                  -            984

              Subtotal                                  9,086                145                162          9,069

      (Dollars in thousands)

                                   Page - 25





                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(3)   Financial Instruments (continued)
                                                                                Gross           Gross
                                                        Amortized          Unrealized      Unrealized          Fair
                                                             Cost               Gains          Losses         Value
      Mutual funds:
        Equity funds                                        2,106                 270              -           2,376
        Fixed income funds                                  8,938                   -            464           8,474
        Foreign funds                                       3,452                 934              -           4,386
        Mortgage-backed funds                               5,303                   -            249           5,054

              Subtotal                                     19,799               1,204            713          20,290

      Other                                                 1,018                   -              -           1,018

        Marketable securities available for sale        $  31,616               1,923            912          32,627

      (Dollars in thousands)


     The amortized cost and fair value of fixed income securities at May 2, 1998, by contractual maturity, are as follows:

                                                                        Amortized                    Fair
                                                                             Cost                   Value
      Contractual maturity:
        After one year, but within five years                              2,567                    2,566
        After five years, but within ten years                             2,719                    2,787
        After ten years                                                    1,138                    1,270

     Subtotal                                                              6,424                    6,623

        Mortgage-backed securities                                           702                      751

      Total fixed income securities                                    $   7,126                    7,374

      (Dollars in thousands)

     The following represents the total proceeds from sales of marketable securities for fiscal years ended May 2, 1998, May 3, 1997 and April 30, 1996 and the components of net gains and losses realized on those sales, which are determined on a weighted average basis:

                                                       1998                   1997                 1996

      Proceeds from sales                          $  31,668                 13,401               15,178
        Gains from sales                               1,818                    603                1,656
        Losses from sales                               (516)                  (270)                (187)
      Net gains from sales                         $   1,302                    333                1,469

      (Dollars in thousands)

                                   Page - 26





                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

 (4)  Income Taxes
      Components of income tax expense (benefit) for the fiscal years ended May 2, 1998, May 3, 1997 and April 30, 1996 are as follows:

                                                         1998           1997          1996
       Current:
        Federal                                      $   1,105           792           718
        State                                              126            33           (18)
         Total current income tax expense                1,231           825           700
       Deferred:
        Federal                                           (244)        1,032           824
        State                                              (13)          (26)          156
         Total deferred income tax (benefit) / expense    (257)        1,006           980
         Total income tax expense                    $     974         1,831         1,680

        (Dollars in thousands)


      The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the fiscal years ended May 2, 1998, May 3, 1997 and April 30, 1996:

                                                                        1998             1997          1996

       Computed expected tax expense @ 34%                             $ 785             1,760         1,700
       State income taxes (net of federal income tax benefit)             75                 5           298
       Amortization of Goodwill                                          128                 -             -
       Resolution of state tax audit                                       -                 -          (295)
       Other, net                                                        (14)               66           (23)
        Total income tax expense                                       $ 974             1,831         1,680
       Effective tax rate                                               42.2%             35.4%         33.6%

       (Dollars in thousands)

                                   Page - 27






                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(4)   Income Taxes (continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at May 2, 1998 and May 3, 1997 are presented below:

                                                                       1998                1997
       Deferred income tax assets:
        Deposit liabilities                                         $    240                 313
        Allowance for doubtful accounts                                  173                 163
        Deferred compensation and other
         employee related accruals                                       887               1,328
        Post-retirement benefits other than pensions                   6,451               6,485
        Alternative minimum tax credit carryforward                    4,158               4,602
        State investment tax credit                                      829                 617
        Other                                                          1,982               1,484
            Gross deferred income tax assets                          14,720              14,992
        Valuation allowance for deferred income tax assets              (472)               (192)
            Total deferred income tax assets                          14,248              14,800
       Deferred income tax liabilities:
        Basis differential on leasing portfolio                       16,903              17,934
          Accelerated depreciation on plant and equipment              3,944               3,525
        Returnable containers                                            341                 739
        Unrealized gains on investments                                  423                 364
        Other                                                            617                 267
            Total deferred income tax liabilities                     22,227              22,829
            Net deferred income tax liabilities$                       7,980               8,029

       (Dollars in thousands)

     Deferred income tax assets at May 2, 1998 include $4,158,000 of alternative minimum tax (AMT) credits, which carry forward indefinitely, and $829,000 of state investment tax credits, which will begin to expire in fiscal 2000 and are limited in annual usage. A valuation allowance has been recorded to the extent that credits may expire unused. The change in the deferred tax asset or liability for unrealized gains or losses on investments is reflected in equity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

                                   Page - 28





                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(5)   Inventories

      Inventories at May 2, 1998 and May 3, 1997 are summarized as follows:

                                                                         1998              1997

       Finished goods                                               $   5,567             5,250
       Goods in process                                                 1,664             2,301
       Raw materials, containers and packaging supplies                 7,027             6,406

        Total inventories                                           $  14,258            13,957

       (Dollars in thousands)


(6)   Property, Plant and Equipment

      Property, plant and equipment at May 2, 1998 and May 3, 1997 are summarized as follows:

                                                                         1998               1997

       Land and land improvements                                   $   1,175              1,175
       Buildings                                                       22,104             21,615
       Machinery, equipment, furniture and fixtures                    79,474             77,149
       Returnable containers                                           12,573             11,299
       Construction in process                                          2,585                795
        Total property, plant and equipment                           117,911            112,033
       Less accumulated depreciation                                   84,600             79,047

        Net property, plant and equipment                          $   33,311             32,986

       (Dollars in thousands)

                                   Page - 29






                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(7)   Leasing Activities

      The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a joint venture that is 85% owned by Genesee Ventures, Inc. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at May 2, 1998 and May 3, 1997 is presented below:

                                                                   1998                           1997
                                                                  Direct                         Direct
                                                       Financing         Leveraged       Financing    Leveraged

       Minimum rentals receivable                       $ 3,248              755           2,873          1,073
       Estimated unguaranteed residual
        value of leased assets                            1,125           37,320           1,011         35,489
       Unearned and deferred income                        (590)          (7,220)           (575)        (7,727)

       Investment in leases                               3,783           30,855           3,309         28,835

       Investment in direct financing and leveraged leases       34,638                          32,144
       Deferred taxes arising from leases                       (16,903)                        (17,934)

       Net after-tax investment in leases                      $ 17,735                          14,210

       (Dollars in thousands)

      The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at May 2, 1998:

       Fiscal Year:

            1999                                  $ 1,988
            2000                                      971
            2001                                      562
            2002                                      328
            2003                                      154

        Total minimum rentals receivable          $ 4,003

       (Dollars in thousands)

                                   Page - 30





                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(8)   Industry Segments

     The Corporation's principal business segments are: beer and ale products, dehydrated food products, equipment leasing, and real estate investments. Intersegment sales and transfers are not material. Financial information for these segments is as follows:

                                                     Operating                                                          Identi-
                                 Net                 Income /               Depreciation            Capital             fiable
    Fiscal Year                Revenues               (Loss)              and Amortization         Additions            Assets
       1998

      Brewing                  $ 117,235              (5,446)                    5,046               4,589                55,771
      Food processing             33,876               2,237                     1,239               1,157                25,461
      Leasing and real estate      2,982               2,918                         -                   -                43,505
      Corporate and other              -                (397)                        -                   -                10,852

        Total                  $ 154,093                (688)                    6,285               5,746               135,589

       1997

      Brewing                  $ 127,074                 (12)                    4,637               7,674                58,139
      Food processing             24,979                 784                       591                 277                11,612
      Leasing and real estate      2,490               2,428                         -                   -                39,316
      Corporate and other              -                (604)                        -                   -                27,862

        Total                  $ 154,543               2,596                     5,228               7,951               136,929

       1996

      Brewing                  $ 120,102              (1,289)                    4,276               6,065                54,121
      Food processing             20,890                 682                       481                 708                11,613
      Leasing and real estate      2,116               2,046                         -                   -                37,925
      Corporate and other              -                (539)                        -                   -                30,376

        Total                  $ 143,108                 900                     4,757               6,773               134,035

(Dollars in thousands)

                                   Page - 31





                        GENESEE CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


(9)   Supplemental Cash Flow Information

     Cash paid for taxes was $1,504,000, $1,429,000 and $693,000 in fiscal 1998,
     Fiscal 1997 and fiscal 1996 respectively; cash paid for interest on debt of consolidated real estate limited partnerships was $75,000 in fiscal 1996, and there were no payments in fiscal 1998 or 1997.


(10)  Real Estate Investments

     During the second quarter of fiscal 1998, the Corporation and its partners finalized negotiations with a new lender to refinance the mortgage on a Rochester New York office building. The new financing package includes a $31.5 million first mortgage loan obtained on a non-recourse basis and a $5.5 million term loan which is secured, in part, by a 50% limited guarantee from the Corporation. The Corporation's exposure under the guarantee is capped at $2.75 million.

     The building has an appraised value in excess of the total debt against it. In addition, the other partners in the project have provided the Corporation with collateral to secure the Corporation's obligation under its guarantee of the term loan.

(11)  Shareholders' Equity

     A summary of changes in and balances of additional paid-in capital, treasury stock and unrealized (loss) and gains on marketable securities as of and for the three fiscal years ended April 30, 1996, May 3, 1997 and May 2, 1998 is as follows:

                                                                                                             Unrealized
                                                                                                           Gain/(Loss) on
                                                         Additional            Treasury Stock                Marketable
                                                      Paid-in Capital     Shares              Amount         Securities

      Balances at April 30, 1995                         $ 5,882         114,740          $  (4,008)         $  (652)
       Net change in unrealized loss
        on marketable securities                               -               -                  -              539
       Stock options exercised                               (43)        (16,250)               570                -
       Acquisition of stock                                    -           2,796               (131)               -
       Stock bonus issued                                      -            (876)                34                -
      Balances at April 30, 1996                         $ 5,839         100,410          $  (3,535)        $   (113)
       Net change in unrealized gain
        on marketable securities                               -               -                  -              761
       Stock bonus issued                                     (5)           (876)                30                -
      Balances at May 3, 1997                            $ 5,834          99,534          $  (3,505)         $   648
       Net change in unrealized gain
        on marketable securities                               -               -                  -              104
       Stock bonus issued                                      8            (852)                30                -
      Balances at May 2, 1998                            $ 5,842          98,682            $(3,475)           $ 752

      (Dollars in thousands)

                                   Page - 32





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(12)  Stock Option and Bonus Plans


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


     The Corporation has adopted a Stock Bonus Incentive Program under the Stock Plan (the "Bonus Program"). The Bonus Program authorizes the Board of Directors to award shares of Class B common stock to officers and other key employees. These shares are issued from treasury shares in five equal annual installments commencing in the year in which the award takes place.

      Changes in stock options are as follows:

                                                                              Weighted Average
                                                     Shares                   Price Per Share

        Outstanding at April 30, 1995                 85,250                       $  39.13
          Granted                                      7,000                          44.27
          Exercised                                  (16,250)                         32.51
        Outstanding at April 30, 1996                 76,000                          41.02
          Granted                                     35,500                          45.49
          Forfeited                                   (3,000)                         40.87
        Outstanding at May 3, 1997                   108,500                          42.46
          Granted                                     38,000                          45.48
          Expired                                    (21,500)                         46.72
        Outstanding at May 2, 1998                   125,000                          42.63

     Common stock reserved for options and employee awards totaled 126,339 shares as of May 2, 1998 and 110,691 shares as of May 3, 1997.

                                   Page - 33





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(12)  Stock Option and Bonus Plans (continued)

     In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. The Corporation adopted the disclosure provisions of SFAS 123 in fiscal 1997 and continues to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees for Plan Accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS 123, the Corporation's net income and basic and diluted earnings per share for the fiscal years ended May 2, 1998, May 3, 1997 and April 30, 1996 would have been reduced to the pro forma amounts indicated below:

                                                       Reported                  Pro Forma
                                                       Earnings                   Earnings
         1998
         Net income                                   $  1,335                      1,070
         Basic earnings per share                          .83                        .66
         Diluted earnings per share                        .82                        .66

         1997
         Net income                                      3,346                      3,114
         Basic earnings per share                         2.07                       1.93
         Diluted earnings per share                       2.06                       1.92

         1996
         Net income                                      3,321                      3,272
         Basic earnings per share                         2.06                       2.03
         Diluted earnings per share                       2.05                       2.02

      (Dollars in thousands, except per share data)

     For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of
     4.9 years, expected volatility of 18.2%, 16.1% and 17.6% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, expected dividend yield of 4.1% and risk-free interest rates of 6.08%, 6.45% and 5.83% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The weighted average fair value of stock options granted was $6.97 in fiscal 1998, $6.66 in fiscal 1997 and $6.95 in fiscal 1996.

                                   Page - 34





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(12)  Stock Option and Bonus Plans (continued)

     The following table summarizes information about stock options outstanding and exercisable at May 2, 1998:

         Range of                 Number               Weighted Average        Weighted
         Exercise              Outstanding at          Contractual Life         Average
        Prices Per               May 2, 1998               in Years           Exercise Price
           Share

      $34.00 - 39.00               22,000                    .6                 $ 36.26

       39.00 - 44.00               30,750                   1.9                   39.68

       44.00 - 50.00               72,250                   3.7                   45.83


      $34.00 - 50.00              125,000                   2.7                 $ 42.63



(13)    Earnings Per Share

     The computation of earnings per share for the years ended May 2, 1998, May 3, 1997 and April 30, 1996 is based on the following:

                                                                   1998                1997            1996

      Net income  (in thousands)                                 $ 1,335               3,346           3,321
      Basic earnings per share                                       .83                2.07            2.06
      Diluted earnings per share                                     .82                2.06            2.05
      Weighted average common shares outstanding               1,617,962           1,617,102       1,610,968
      Weighted average and common equivalent shares            1,622,069           1,622,008       1,618,730


(14)  Post-retirement Benefits

     The Corporation provides certain health care and life insurance benefits to retired employees and spouses under a defined benefit plan covering substantially all retirees and employees. The Corporation's share of non-bargaining health care costs is limited to twice its fiscal 1993 cost, with the Corporation sharing future health care cost increases equally with non-bargaining retirees until such limit is reached. The Corporation implemented a cap on the future medical cost for bargaining retirees equal to 150% of its fiscal 1994 cost. The Corporation pays for all future health care cost increases until the cap is reached.

     The life insurance benefits are noncontributory and provide an earnings related benefit to salaried exempt employees and executives and a fixed benefit to other covered employees. This plan is not funded by the Corporation.

                                   Page - 35





                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(14)       Post-retirement Benefits (continued)

     The following table presents the plan's funded status reconciled with amounts recognized in the Corporation's consolidated balance sheet at May 2, 1998 and May 3,1997:

                                                                   1998             1997
      Accumulated post-retirement benefit obligation:
      Retirees                                                   $ 6,136            6,035
      Fully eligible active plan participants                      1,063              966
      Other active plan participants                               4,470            3,699

                                                                  11,669           10,700
      Unrecognized net gain from past experience
       different from that assumed                                 1,764            2,468
      Prior service benefit not yet recognized in net
       periodic post-retirement benefit cost                       2,694            3,043
      Accrued post-retirement benefit cost
      included in the balance sheets                            $ 16,127           16,211

              (Dollars in thousands)

     Net periodic post-retirement benefit cost for fiscal years ended May 2, 1998, May 3, 1997 and April 30, 1996 includes the following components:

                                                         1998               1997            1996

      Service cost                                     $  226                247             173
      Interest cost                                       845                849             805
      Net amortization and deferral                      (443)              (349)           (464)

      Net periodic post-retirement benefit cost        $  628                747             514

       (Dollars in thousands)

     For measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1998, 7.5% for fiscal 1997, decreasing gradually to 5.5% by fiscal 2002 and remaining at that level thereafter. The long-term rate for compensation increases for non-bargaining employees is assumed to be 4% for each year. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at April 30, 1996, 8.2% at May 3, 1997 and 7.0% at May 2, 1998.

     Increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant impact on the accumulated post-retirement benefit obligation as of May 2, 1998 nor on the net periodic post-retirement benefit expense for 1998.

                                   Page - 36






                         GENESEE CORPORATION
                          AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(15)  Retirement Plans

     Substantially all union employees are covered under a multi-employer pension plan which requires the Corporation to contribute specified amounts per employee. The Corporation has no current intentions to withdraw from this plan. All costs under the plan are paid currently and charged directly to earnings ($853,000 in fiscal 1998, $879,000 in fiscal 1997 and $815,000 in fiscal 1996).

     All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully trusted, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($1,292,000 in fiscal 1998, $1,289,000 in fiscal 1997 and $1,217,000 in fiscal 1996).

(16)  Subsequent Event

     On July 20, 1998, the Corporation entered into an agreement to acquire 100% of the stock of TKI Foods, Inc., a privately held, Illinois-based food manufacturer. At the same time, the Corporation also entered into an agreement to acquire certain assets of Spectrum Foods, Inc. (a sister company of TKI). TKI's primary product line consists of private label artificial sweeteners; Spectrum Foods' primary product line consists of private label sauces. The total acquisition price for TKI and Spectrum Foods will be approximately $20 million, which the Corporation expects to fund through both internal and external sources.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Inapplicable

                                   Page - 37







                         GENESEE CORPORATION
                          AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


                             PART III


Item 10.   Directors and Executive Officers of the Registrant

     (a) Directors: The table below lists the directors of the Corporation and sets forth their ages, their other positions with the Corporation and its subsidiaries, the principal occupations of those directors who do not hold other positions with the Corporation or its subsidiaries, and the expiration of their terms in office. The term in office of each director expires at the annual meeting of shareholders of the Class A Common Stock held in the year specified. William J. Hoot, former President and director of the Corporation, retired as a director in October 1997 and was named to the honorary position of Director Emeritus, in which capacity he is invited to attend meetings of the Board of Directors, but he has no authority to vote or otherwise direct or manage the business or affairs of the Corporation.

                                                                                                  Expiration
                                       Director              Position and Principal Occupation     of Term
   Name and Age                         Since                   for the Last Five Years            in Office

Stephen B. Ashley        (58)           1987                  Chairman and Chief Executive            1999
                                                               Officer of The Ashley Group (1)

William A. Buckingham    (55)           1992                  Retired; formerly Executive Vice        1998
                                                              President of First Empire State
                                                              Corporation and Manufacturers and
                                                              Traders Trust Company (2)

Thomas E. Clement        (65)           1970                  Partner - Nixon, Hargrave, Devans       1999
                                                              & Doyle, Attorneys

Gary C. Geminn           (55)           1986                  Senior Vice President Operations        2000
                                                              of Genesee Brewing

Samuel T. Hubbard, Jr.   (48)           1992                  President and Chief Executive           1998
                                                              Officer of The Alling & Cory
                                                              Company (3)

Robert N. Latella        (55)           1986                  Executive Vice President and            1998
                                                              Chief Operating Officer of the
                                                              Corporation

Richard P. Miller, Jr.   (55)           1987                  Senior Vice President and Chief         2000
                                                              Operating Officer of   the
                                                              University of Rochester  (4)

John D. Reifenrath       (70)           1982                  Retired; formerly Senior Vice           1998
                                                              President - Marketing of Genesee
                                                              Brewing Company (5)

Charles S. Wehle         (50)           1976                  Senior Vice President of the            2000
                                                              Corporation (6)

John L. Wehle, Jr.       (52)           1976                  Chairman of the Board, President        1999
                                                              the Corporation (7)

                                   Page - 38





(1)  Mr.  Ashley has been  Chairman  and Chief  Executive  Officer of The Ashley
     Group since July 1996. The Ashley Group is an affiliated group of privately-owned real estate management and investment companies. Prior to July 1996, Mr. Ashley was Chairman and Chief Executive Officer of Sibley Mortgage Corporation and Sibley Real Estate Services, privately-owned mortgage banking and real estate management companies, respectively. Mr. Ashley is also a Director of Hahn Automotive Warehouse, Inc.,Federal National Mortgage Association and Exeter Fund, Inc.

(2) Mr. Buckingham retired in 1996 as Executive Vice President of First Empire State Corporation, a publicly-held bank holding company and Manufacturers and Traders Trust Company, a New York State chartered bank.

(3) The Alling & Cory Company is a distributor of paper and packaging products headquartered in Rochester, New York. Mr. Hubbard is also a Director of First Empire State Corporation and Rochester Gas and Electric Corporation.

(4)  Mr.  Miller  is  also  a  Director  of  Frontier Telephone of Rochester.

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

                                     Officer of the
     Name             Age            Company Since                   Office

John L. Wehle, Jr.    52                   1970                  Chairman of the Board, President and
                                                                 Chief Executive Officer  (1)

Robert N. Latella     55                   1986                  Executive Vice President and Chief Operating
                                                                 Officer  (2)

Charles S. Wehle      50                   1988                  Senior Vice President (3)

Gary C. Geminn        55                   1985                  Senior Vice President - Operations of
                                                                 Genesee Brewing Company (4)

Karl D. Simonson      55                   1994                  Vice President - Planning & Development (5)
Simonson

William A. Neilson    47                   1986                  Vice President - Human Resources (6)

Mark W. Leunig        43                   1988                  Vice President, Secretary and General Counsel (7)

Edward J. Rompala     38                   1989                  Vice President,  Finance and Treasurer  (8)

Michael C. Atseff     42                   1992                  Controller (9)

                                   Page - 39





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

(3) Mr. C. S. Wehle was elected Senior Vice President of the Corporation in January 1995. He was elected President of Genesee Brewing Company in
     October 1996. Prior to that he served as Executive Vice President of Genesee Brewing Company, a position he held for more than five years.

(4) Mr. Geminn was elected Senior Vice President Operations of Genesee Brewing Company in November 1997. Prior to that, he served as Vice President - Production of Genesee Brewing Company, a position he held for more than five years.

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

(8) Mr. Rompala was elected Vice President Finance of the Corporation and Genesee Brewing Company in October 1997. Prior to that, he was a Vice President of the Corporation and Genesee Brewing Company, positions he had held since October 1994. He also serves as Treasurer of the Corporation and Genesee Brewing Company, positions he has held for more than five years.

(9)  Mr. Atseff has been Controller of the Corporation for more than five years.

    John L. Wehle, Jr. and Charles S. Wehle are brothers.


     (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended May 2, 1998.


Item 11.    Executive Compensation

     (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the Chief Executive Officer and the four other most highly compensated executive officers

                                   Page - 40





of the Corporation whose total annual salary and bonus for the fiscal year ended May 2, 1998 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                          Other
                                                                          Annual          Restricted                    All Other
Name and                                                                  Compen-          Stock          Stock         Compensa-
Principal Position        Fiscal Year     Salary($)     Bonus($)          sation($)       Awards($)(5)    Options(#)    tion($)

John L.Wehle, Jr.,          1998         $ 347,126    $  2,570 (1)       $ 1,285             0              5,000      $ 39,903(6)
Chairman of the             1997           337,016       3,180 (3)         1,590             0              5,000        52,337
Board, President,           1996           327,200      64,609 (4)         1,811             0                  0        60,135
Chief Executive
Officer

Robert N. Latella,          1998           236,334      64,939 (2)         1,285             0              4,000        29,160(7)
Executive Vice              1997           229,450       3,180 (3)         1,590             0              4,000        36,226
President, Chief            1996           222,767      45,701 (4)         1,811             0                  0        42,393
Operating Officer

Charles S. Wehle,           1998           204,500       1,928 (1)           964             0              4,000        23,992(8)
Senior Vice                 1997           192,500       2,385 (3)         1,193             0              3,000        29,129
President                   1996           163,375      35,008 (4)         1,358             0                  0        25,448

Karl D. Simonson,           1998           121,650      16,354 (2)           884             0              2,000        14,931(9)
Vice President -            1997           112,475       2,186 (3)         1,093             0              1,500        16,979
Planning &                  1996           106,251      14,972 (4)         1,245             0                  0        16,784
Development

Mark W. Leunig,             1998           107,697      14,944 (2)           884             0              1,500        11,717(10)
Vice President,             1997           100,052       2,186 (3)         1,093             0              1,500        13,713
General Counsel             1996            97,138      10,196 (4)         1,245             0                  0        14,801
and Secretary


     (1) Amounts reflect stock bonuses earned during fiscal 1998 under the Corporation's 1992 Stock Plan, which were paid to the named executive officer in June 1998.

     (2) Amounts reflect cash and stock bonuses earned during fiscal 1998 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1998.

     (3) Amounts reflect cash and stock bonuses earned during fiscal 1997 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1997.

     (4) Amounts reflect cash and stock bonuses earned during fiscal 1996 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan, which were paid to the named executive officer in June 1996.

     (5) As of May 2, 1998, the aggregate number of shares and corresponding value of restricted stock held by each of the named individuals was as follows: 125 shares valued at $4,776 held by each of Mr. J. L. Wehle, Jr. and Mr. Latella; 95 shares valued at $3,632 held by Mr. C. S. Wehle; and 85 shares

                                   Page - 41





          valued at $3,247 held by each of Mr. Leunig and Mr. Simonson. No dividends are paid on the restricted stock.

     (6) Amount reflects $16,400 contribution under the Corporation's Profit Sharing Retirement Plan, $20,335 contribution under the Corporation's Benefit Restoration Plan and $3,168 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. J. L. Wehle, Jr.

     (7) Amount reflects $16,400 contribution under the Corporation's Profit Sharing Retirement Plan, $9,052 contribution under the Corporation's Benefit Restoration Plan and $3,708 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Latella.

     (8) Amount reflects $16,400 contribution under the Corporation's Profit Sharing Retirement Plan, $5,576 contribution under the Corporation's Benefit Restoration Plan and $2,016 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. C. S. Wehle.

     (9) Amount reflects $13,338 contribution under the Corporation's Profit Sharing Retirement Plan and $1,593 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Simonson.

     (10) Amount reflects $11,407  contribution  under the Corporation's  Profit
          Sharing Retirement Plan and $310   in premiums paid by the Corporation
          on life insurance policies for the benefit of Mr. Leunig.

     (b) The table below sets forth information about options granted to the named executive officers during the Corporation's fiscal year ended May 2, 1998.

                                                                                      Potential Realizable
                       Individual Grants                                                Value at Assumed
                                 % of Total                                            Annual Rates of Stock
                                  Options                                             Price Appreciation for
                     Options     Granted to                                              Option Term (2)
                     Granted    Employees in           Exercise Price   Expiration
Name                  (#)(1)    Fiscal Year               ($/SH)           Date        5% ($)        10% ($)

John L. Wehle, Jr.    5,000        15.6%                 $48.62           8/14/02      $38,958       $112,823

Robert N. Latella     4,000        12.5%                 $44.20           8/14/02      $48,847       $107,938

Charles S. Wehle      4,000        12.5%                 $48.62           8/14/02      $31,167       $ 90,258

Karl D. Simonson      2,000         6.3%                 $44.20           8/14/02      $24.423       $ 53,969

Mark W. Leunig        1,500         4.7%                 $44.20           8/14/02      $18,317       $ 40,477


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

     (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended May 2, 1998; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                                   Page - 42





                                        Aggregated Option Exercises in Last Fiscal Year
                                                and Fiscal Year-End Option Values
                                                                                          Value of Unexercised
                                                       Number of Unexercised                 In-the-Money
                                                       Options at  FY-End (#)            Options at  FY-End ($)
                      Shares
                    Acquired on       Value $         Exercis-      Unexercis-         Exercis-         Unexercis-
    Name             Exercise        Realized          able            able              able              able


John L. Wehle, Jr.       0              0              18,000            0          $      0                 0
Robert N. Latella        0              0              14,500            0             7,675                 0
Charles S. Wehle         0              0              11,500            0                 0                 0
Karl D. Simonson         0              0               7,000            0             6,140                 0
Mark W. Leunig           0              0               5,500            0             3,070                 0


     (d) Director Compensation. Directors who are employees of the Corporation do not receive directors' fees or other compensation for their services as directors. Directors who are not employees, and William J. Hoot as Director Emeritus, receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend. Each director who is not an employee is also granted an option each year under the Corporation's 1992 Stock Plan to purchase 1,000 shares of Class B Common Stock.

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

     (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley, William A. Buckingham, Thomas E. Clement and William J. Hoot served during the fiscal year ended May 2, 1998 as members of the Management Continuity Committee of the Corporation's Board of Directors. Mr. Hoot was an officer of the Corporation prior to his retirement in 1982; he retired from the Board of Directors in October 1997 and was named to the honorary position of Director Emeritus of the Corporation. See description of relationship with Mr. Clement at
Item 13.

                                   Page - 43






Item 12.    Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 17, 1998, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                                      Percent of
        Name and Address                    Amount Owned             Class A Stock

John L. Wehle, Jr., as Trustee               73,845  (1)                   35.2%
   under the Will of Louis A. Wehle
   P. O. Box 762
   Rochester, New York 14603

John L. Wehle, Jr., Charles S.                41,957  (2)                  20.0%
   Wehle
   and Henry S. Wehle
   P. O. Box 762
   Rochester, New York 14603

John L. Wehle, Jr., as Trustee under           12,145 (3)                   5.8%
   Elizabeth R. Wehle Trust
   P. O. Box 762
   Rochester, New York 14603

Franklin Resources, Inc.                       23,511                      11.2%
   777 Mariners Island Boulevard
   San Mateo, California 94404

     (1) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee. In the event of his death, resignation or incapacity, such power would pass to Charles S. Wehle.

     (2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), John L. Wehle, Jr. is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Charles S. Wehle would succeed John L. Wehle, Jr. as proxy in the event of the death, incapacity or resignation of John L. Wehle, Jr. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 17, 1998, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

     (3) The power to vote and otherwise act with respect to these shares is vested in John L. Wehle, Jr. while a trustee.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

     (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 17, 1998 by each director and by all directors and officers as a group are set forth in the following table:

                                   Page - 44




                            Shares of               Percentage Of                Shares of               Percentage Of
Name of Director             Class A                   Class A                    Class B                    Class B
or Executive Officer       Common Stock              Common Stock              Common Stock               Common Stock

John L. Wehle, Jr.          127,947 (1)                  61.0%                 98,078 (3)(4)                   6.9%

Robert N. Latella               604                       (15)                 19,355 (7)                      1.4%

Gary C. Geminn                 NONE                        --                  10,124 (8)                      (15)

John D. Reifenrath             NONE                        --                   3,000 (9)                      (15)

Charles S. Wehle                 (2)                       (2)                 16,265 (10)                     1.1%

Thomas E. Clement              NONE                        --                   4,104 (4)(11)                  (15)

Stephen B. Ashley              NONE                        --                   4,200 (12)                     (15)

Richard P. Miller              NONE                        --                   4,100 (13)                     (15)

Karl D. Simonson               NONE                        --                   7,245 (14)                     (15)

William A. Buckingham           240                       (15)                  4,000 (4)(9)                   (15)

Samuel T. Hubbard, Jr.         NONE                        --                   4,000 (9)                      (15)

All Directors and           128,816                      61.4%                195,626                         13.1%
Executive Officers as a
group (15 persons)

(1)  See Table under Item 12(a) and Notes (1), (2) and (3) thereto.

(2)  See Table under Item 12(a) and Notes (1) and (2) thereto.

(3) Includes 40,633 shares held as trustee under the will of Louis A. Wehle. See Note (1) to table set forth in Item
     12(a) above.

(4) These directors serve as trustees of Genesee Country Museum, which holds 37,638 Class B shares, none of which are included in the table above. J. L. Wehle, Jr. is also Chairman of the Board of Trustees of the Museum.

(5)  Includes 37,090 shares held as trustee under Elizabeth R.
     Wehle irrevocable trust dated January 12,1950. The power to act with respect to those shares is vested in John L. Wehle, Jr. while a trustee.

(6) Includes 355 shares owned individually and 20,000 shares which may be acquired pursuant to presently exercisable stock options.

(7) Includes 3,355 shares owned individually and 16,000 shares which may be acquired pursuant to presently exercisable stock options.

(8) Includes 2,124 shares owned individually and 8,000 shares which may be acquired pursuant to presently exercisable stock options.

(9) Shares which may be acquired pursuant to presently exercisable stock options.

(10) Includes 2,265 shares owned individually, 14,000 shares which may be acquired pursuant to presently exercisable stock options.

                                   Page - 45





(11) Includes 104 shares owned individually and 4,000 shares which may be acquired pursuant to presently exercisable stock options.

(12) Includes 200 shares owned individually and 4,000 shares which may be acquired pursuant to presently exercisable stock options.

(13) Includes 100 shares owned by Mr. Miller's wife, the beneficial ownership of which is disclaimed by Mr. Miller, and 4,000 shares which may be acquired pursuant to presently exercisable stock options.

(14) Includes 245 shares owned individually and 7,000 shares which may be acquired pursuant to presently exercisable stock options.

(15) Amount of shares owned does not exceed one-percent of shares outstanding.

     (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to Item 12(a).


Item 13.   Certain Relationships and Related Transactions

     The professional corporation of Thomas E. Clement, a director of the Corporation, is a partner of the law firm of Nixon, Hargrave, Devans & Doyle, which during fiscal year 1998 performed legal services for the Corporation and which the Corporation intends to retain to provide such services in fiscal year 1999.

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

            2.  Exhibits:

                See Exhibit Index at Page 49 of this report.

        (b) Reports on Form 8-K.

                The Corporation filed a report on Form 8-K on July 22, 1998 to report that the Corporation has entered into agreements to acquire TKI Foods, Inc. and Spectrum Foods, Inc.

                                   Page - 46





                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


       July 29, 1998               By: /s/John L. Wehle, Jr.
        (Date)                       John L. Wehle, Jr., Chairman, President
                                     and Chief Executive Officer

       July 27, 1998               By: /s/Edward J. Rompala
        (Date) Edward J. Rompala, Vice President Finance and Treasurer (Principal Financial Officer)

       July 27, 1998               By:  /s/Michael C. Atseff
        (Date)                       Michael C. Atseff, Controller


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Stephen B. Ashley              July 23, 1998              Director
Stephen B. Ashley                   (Date)


/s/William A. Buckingham          July 23, 1998              Director
William A. Buckingham               (Date)


/s/Thomas E. Clement              July 29, 1998              Director
Thomas E. Clement                   (Date)

/s/Gary C. Geminn                 July 22, 1998              Director
Gary C. Geminn                      (Date)

/s/Samuel T. Hubbard, Jr.         July 22, 1998              Director
Samuel T. Hubbard, Jr.              (Date)

/s/Robert N. Latella              July 22, 1998              Director
Robert N. Latella                   (Date)

/s/Richard P. Miller, Jr.         July 29, 1998              Director
Richard P. Miller, Jr.              (Date)

                                   Page - 47


/s/John D. Reifenrath             July 24, 1998              Director
John D. Reifenrath                  (Date)

/s/Charles S. Wehle               July 23, 1998              Director
Charles S. Wehle                    (Date)

/s/John L. Wehle, Jr.             July 29, 1998              Director
John L. Wehle, Jr.                  (Date)

                                   Page - 48





                                                        SCHEDULE II


                        GENESEE CORPORATION
                         AND SUBSIDIARIES

          Consolidated Valuation and Qualifying Accounts

      Years ended May 2, 1998, May 3, 1997 and April 30, 1996

                                 Balance at           Additions                             Balance
                                 beginning         charged to cost                          at end
    Description                  of period          and expenses       Deductions          of period

                                                       (Dollars in Thousands)
1998
  Allowance for doubtful
    receivables                   $ 408                 31                6                  433
  Allowance for loss on idle
    plant and equipment             487                152                5                  634
  Allowance for obsolete
    inventory                       198                538              349                  387

                                 $1,093                721              360                1,454

1997
  Allowance for doubtful         $  433                (27)              (2)                 408
    receivables
  Allowance for loss on idle
    plant and equipment             448                 39                -                  487
  Allowance for obsolete
    inventory                       208                558              568                  198


                                 $1,089                570              566                1,093

1996
  Allowance for doubtful
    receivables                  $  565                 25              157                  433
Allowance for loss on idle
    plant and equipment             457                  -                9                  448
  Allowance for obsolete
    inventory                        68                510              370                  208


                                 $1,090                535              536                1,089

                                   Page - 49





                          Exhibit Index




 Number                         Document                               Page
         ---------------------------------------------------------

  3-1    Certificate of Incorporation (incorporated by reference         --
         to Exhibit 3-1 to the Corporation's report on Form 10-K for the fiscal year ended April 30,1994).

  3-2    By-Laws (incorporated by reference to Exhibit 3 to the
         Corporation's report on Form 10-Q for the fiscal
         quarter ended November 1, 1997).                                --

 10-1    1986 Genesee Incentive Bonus Plan, as amended and               50
         restated in 1997.

 10-2    1992 Stock Plan as amended in 1994  (incorporated by            --
         reference to Exhibit 10-3 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995).

 10-3    Stock Bonus Incentive Program under 1992 Stock Plan.            59

 10-4    Agreement with John L. Wehle, Jr. dated August 29,              --
         1994 (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995).

 10-5    Executive Agreement with J. L. Wehle, Jr. dated                 --
         February 27, 1995  (incorporated by reference to
         Exhibit 10-6 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995).
         Substantially identical agreements were executed with
         C. S. Wehle and R. N. Latella.

 10-6    Indemnification Agreement with J. L. Wehle, Jr. dated           --
         June 8, 1989 (incorporated by reference to Exhibit 10-7 to the Corporation's report on Form 10-K for the fiscal year ended April 30, 1995). Substantially identical agreements were executed with all other directors and officers of the Corporation.

 10-7    Trust Agreement under the Genesee Corporation Deferred          --
         Compensation Plans (incorporated by reference to Exhibit 10-7 to the Corporation's report on Form 10-K for the fiscal year ended May 3, 1997).

   21    Subsidiaries of the Registrant                                  63

                                   Page - 50







                           Exhibit 10-1








                        GENESEE CORPORATION

                     1986 INCENTIVE BONUS PLAN








Adopted by the Management Continuity Committee:  September 5, 1986

Ratified by the Board of Directors:  October 23, 1986

Amended:  April 27, 1987;  June 8, 1988

Restated:  January 1, 1996

Amendment and Restatement adopted by the Management
      Continuity Committee:  April 24, 1997, Effective May 4, 1997

Amendment and Restatement ratified by the Board of
      Directors:  June 12, 1997

                                   Page - 51








                        GENESEE CORPORATION
                     1986 INCENTIVE BONUS PLAN



Section 1       Purpose

     This Plan is intended to further the attainment of the Corporation's long-term profit and growth objectives by providing incentive to those key executives whose management and individual performance have a direct impact on achieving those objectives. The Plan also is expected to encourage the continued employment of the Corporation's key executives and to facilitate the recruiting of executive personnel in the future.


Section 2       Definitions

      As used herein, the following terms shall have the following meanings:

     (A) "Corporation" shall mean Genesee Corporation and its Subsidiaries, and their successors and assigns.

     (B)  "Brewery"   shall  mean  The  Genesee  Brewing   Company,   Inc.,  its
          subsidiaries and their successors and assigns.

     (C) "Base Salary" for any Award Year shall mean the regular annualized salary rate of a Participant effective as of August 1 of such Award Year.

     (D) "Plan" shall mean this 1986 Incentive Bonus Plan in its entirety, including any amendments thereof and any rules and regulations adopted pursuant hereto.

     (E) "Committee" shall mean the Management Continuity Committee of the Board of Directors of the Corporation (or such other successor
          Committee as may be appointed by the Board). The Committee shall consist of at least three members of the Board, none of whom shall be, while serving on the Committee, eligible to receive an award under the Plan.

     (F) "Eligible Employee" shall mean any employee of the Corporation who is a member of a select group of management employees and who, upon the recommendations of management of the Corporation and in the opinion of the Committee, is in a position to have a direct and significant impact on achieving the Corporation's long-term profit and growth objectives.

     (G) "Participant" shall mean an Eligible Employee to whom an incentive bonus award may be made under the Plan.

     (H) "Corporation Pre-Tax Income" shall mean the consolidated income of the Corporation for a fiscal year before extraordinary items and before provisions for federal, state or other taxes on income. For purposes of the Plan, accruals or payments made pursuant to the Plan shall be excluded from expenses when calculating Corporation Pre-Tax Income.

     (I) "Brewery Operating Income" shall mean the consolidated income of the Brewery for a fiscal year before extraordinary items, before provisions for federal, state or other taxes on income, and before interest income and "other income/ (expense)", as a result of normal operations of the Brewery. Such normal operations include the sale of malt beverages and attendant items (e.g., POS, by-products, scrap, malt, etc.) and sales and marketing, manufacturing, or distribution services provided as a means to leverage the Brewery's tangible or intangible assets, including

                                   Page - 52





          sales of malt beverages brewed and/or packaged pursuant to contract arrangements for others. Brewery Operating Income shall be as set forth on the Brewery's internal financial statements, applied on a consistent basis, except that, for purposes of the Plan, accruals or payments made pursuant to the Plan shall be excluded from the calculation of Brewery Operating Income.

     (J) "Non-Brewery Pre-Tax Income" shall mean Corporation Pre-Tax Income less Brewery Operating Income less any non-operating income or expense item of the Brewery other than inter-company income or expense items. For purposes of the Plan, accruals or payments made pursuant to the Plan shall be excluded from expenses when calculating Non-Brewery Pre-Tax Income.

     (K) "Net Income" shall mean the consolidated net income of the Corporation as shown on the Corporation's audited statement of earnings in any applicable Award Year, before any cumulative effect of change in accounting principle, whether income or expense, as may result from adoption of new accounting rules and before any non-operating item deemed to be truly extraordinary and non-recurring by the Committee in its sole discretion.

     (L) "Barrel Sales" shall mean the aggregate unit volume of sales of malt beverages during a fiscal year of the Corporation, excluding sales of malt beverages to Boston Brewing Company, expressed in terms of barrels sold.

     (M) "Subsidiary" shall mean any corporation of which, at the time of reference, 50% or more of the shares entitled to vote generally in an election of directors are owned directly or indirectly by Genesee Corporation or any Subsidiary thereof.

     (N) "Participating Corporation" means the Corporation and any Subsidiary whose employees are eligible to participate in this plan.

     (O) "Trustee" means the M & T Bank or any other trustee as may be appointed by the Corporation.

     Other terms shall have the respective meanings given them in succeeding sections of the Plan.


Section 3       Administration

     (A) The Plan shall be administered by the Committee. The Committee (acting by vote of a majority of the members present at the meeting at which a quorum is present) shall have the authority, in its sole discretion and from time to time: (i) to designate Participants; (ii) to grant awards under the Plan in such form and amount as the Committee shall determine; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; (iv) to interpret the Plan, to adopt, amend and rescind rules and regulations relating to the Plan, and to make all other determinations and take all other actions necessary or advisable for the implementation and administration of the Plan.

     (B) From time to time, the Committee in its sole discretion may make adjustments in the calculation of the quantitative targets established in an Award Year as defined in Section 4 so that changes in accounting principles, extraordinary or unusual charges or credits, the effects of acquisitions, or mergers, consolidations, and other corporate transactions, and other elements of or factors influencing the calculation do not distort or affect the operation of the Plan in a manner inconsistent with the achievement of its purposes.

     (C) The decisions and determinations of the Committee on all matters relating to the Plan shall be final, conclusive, and binding upon all parties. In administering the Plan the Committee may employ accountants and counsel (who may be the independent auditors and outside counsel for the Corporation) and other persons to assist or render advice to it, all at the expense of

                                   Page - 53





          the Corporation. No member of the Committee shall be liable for any action taken or decision made in good faith relating to the Plan or any award thereunder.


Section 4       Award Year

     An Award Year shall be a fiscal year of the Corporation in respect of which an incentive bonus award is made under this Plan.

Section 5       Incentive Bonus Awards

     (A) The Committee may from time to time, after receiving recommendations from the Chief Executive Officer of the Corporation, and subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe, grant one or more awards to one or more Eligible Employees (expressed in terms of percentages of Base Salary) based upon the achievement of quantitative goals established in respect of an Award Year for each of the performance measures identified in Sections 2(H), 2(I),2(J), and 2(L) hereof (collectively the "Performance Measures").

     (B)  There shall be three categories of Eligible Employees:

      Category A:

          Chief Executive Officer of the Corporation; Chief Operating Officer of the Corporation; President of the Brewery; and such other senior officers of the Corporation as the Committee may designate.

      Category B:

          All other officers of the Corporation as the Committee may designate; and

     Category C:

          All other Eligible Employees

     (C) The achievement of the goals established for the Performance Measures shall result in the payment to Participants of cash bonuses (subject to the provisions of Section 5(G) and Section 6 hereof). The Committee, after receiving recommendations from the Chief Executive Officer of the Corporation, shall establish three goal levels for each Performance Measure in an Award Year: (1) Threshold, (2) Target and
          (3) Maximum. In any case where the level achieved for any Performance Measure exceeds the Target goal but is less than the Maximum goal, the bonus to be paid shall be increased so as to be proportionate to the difference between the two goals. Thus, for example, if the level of Brewery Operating Income achieved is 50% of the difference between the Target and the Maximum, the bonus to be paid shall be equal to the percentage of Base Salary awarded for achieving the Target plus 50% of the difference between that amount and the amount which would have been paid if the Maximum goal for Brewery Operating Income had been achieved.

     (D) Bonuses for each category of Eligible Employees shall be calculated based on the percentage of Base Salary set forth below for each of the three categories identified in Section 5(B) hereof (the "Aggregate Bonus Percentage").

         Participant       Aggregate Bonus Percentage
          Category    Threshold      Target      Maximum
         ---------------------------------------------------

              A         15.0%         50%          87.5%

                                   Page - 54





              B         10.0%         25%          40 %
              C          5.0%         10%          17.5%

     (E) When designating Participants, the Committee, after receiving recommendations from the Chief Executive Officer of the Corporation, shall designate each Participant as a "Corporate" Participant or a "Brewery" Participant. Performance Measures shall be weighted for both "Corporate" and "Brewery" Participants for purposes of allocating the Aggregate Bonus Percentage among the applicable Performance Measures as illustrated below:

Corporate Participants

                   Performance Measure Weighting

      Participant     Corporation      Brewery      Non-Brewery
        Category    Pre-Tax Income    Operating    Pre-Tax Income
                                        Income


        A, B, C           40%            30%            30%


                       Bonus Opportunity (%)

  Participant   Achievement    Corporation     Brewery     Non-Brewery
   Category       Level          Pre-Tax      Operating      Pre-Tax     Total
                                 Income        Income        Income


    A           Threshold       6              4.5           4.5        15
                Target          20            15            15          50
                Maximum         35            26.25         26.25       87.5

    B           Threshold       4              3             3          10
                Target          10             7.5           7.5        25
                Maximum         16            12            12          40

    C           Threshold       2              1.5           1.5         5
                Target          4              3             3          10
                Maximum         7              5.25          5.25       17.5


Brewery Participants


                   Performance Measure Weighting

          Participant      Brewery
            Category      Operating     Barrel Sales
                            Income
         ----------------------------------------------

              B, C           50%             50%


                       Bonus Opportunity (%)

  Participant  Achievement     Brewery
    Category      Level       Operating    Barrel Sales Total
                               Income
  -------------------------------------------------------------

       B       Threshold          5               5       10
               Target            12.5            12.5     25

                                   Page - 55



               Maximum           20              20       40
       C       Threshold          2.5             2.5      5
               Target             5               5       10
               Maximum            8.75            8.75    17.5

     (F) In addition, the Chief Executive Officer of the Corporation, with approval from the Committee, may make a "Discretionary Adjustment"(as defined below) to any bonus award otherwise payable under the Plan or a "Discretionary Award" (as defined below) when an award would not otherwise be paid to a Participant under the Plan. Discretionary Adjustments and Discretionary Awards shall be used only to award exceptional performance by a Participant and it is anticipated that such discretion will be exercised infrequently, particularly in the case of Discretionary Awards.

     (1) Discretionary Adjustment shall mean an adjustment up or down of up to twenty-five percent (25%) of an award earned by the designated Participant under the Plan. The amount of any Discretionary Adjustment shall be subject to pro rata adjustment under Section 5(G) hereof.

     (2) Discretionary Award: In the event that no bonus award is earned based on the failure to achieve the Threshold goal for any of the Performance Measures, a discretionary bonus award of up to fifty percent (50%) of the Aggregate Bonus Percentage for the Target level may be paid to a designated Participant. The limitations set forth in Section 5(G) hereof shall not apply to a Discretionary Award.

     (G) Awards under the Plan will be paid in full provided that the Corporation would have Net Income of at least One Dollar in an Award Year after full payment of all Awards. In the event that the Corporation would not have Net Income of at least One Dollar after full payment of all Awards, all Awards shall be reduced by a pro rata amount sufficient to establish Net Income of One Dollar after payment or accrual of the reduced awards. Except for Discretionary Awards under Section 5(F) (2), no awards shall be paid under the Plan if the Corporation does not have Net Income of at least One Dollar after accounting for the payment or accrual of awards.


Section 6       Payment of Awards

     Each Participant shall elect prior to the commencement of each Award Year whether to receive all or part of any possible bonus award in cash. Unless a written election is made to defer the award, payment of same will be made in cash. Cash payments shall be made as soon as practicable after the Corporation has made the necessary calculations, and all payments shall be subject to the withholding of any required taxes.


Section 7       Deferral of Payment

     Prior to the commencement of an Award Year, a Participant may elect to defer payment of all or any portion of a bonus award by executing and delivering to the Corporation a written deferral in form satisfactory to the Corporation. The Committee reserves the right to determine a participant's eligibility to defer an award in order to comply with applicable law. Bonus awards which are deferred will be credited to an account ("Deferred Account") established by the Corporation for each Participant and will be subject to such conditions as the Committee may consider necessary to maintain an effective deferral.

     (A) Investment of Deferred Amounts. The Participating Corporation of a Participant shall have the ultimate obligation to pay out all deferred amounts plus the earnings thereon in accordance with the terms of this Plan.

                                   Page - 56


          In order to meet the Participating Corporation's obligations under this Plan, the Corporation may appoint a Trustee and direct such Trustee to establish individual investment accounts for each Participant. The Trustee shall be empowered to invest such accounts and any earnings thereon in such investments (not to include securities of the Trustee) as may be designated by the Committee. In the event a Trustee is appointed to invest Participant accounts, the Committee shall be responsible for directing how the accounts are to be invested, taking into account Participant preferences. For this purpose, a Participant may express a preference to the Committee how he would prefer to have his accounts invested among the investment choices made available from time to time by the Committee. A Participant may also elect a preference for changing the investment of his or her account as frequently as the Committee in its sole discretion may permit. All such preferences shall be made pursuant to such procedures as the Committee shall adopt. If no Trustee is appointed, the Committee shall establish bookkeeping accounts and credit earnings to such accounts in accordance with such investment benchmarks it may establish from time to time.

     (B) Rollover of Other Deferred Compensation Accounts. The Committee in its sole discretion may direct the transfer of amounts deferred by a Participant under another unfunded deferred compensation plan of a Participating Corporation to the Participant's account under this Plan. Such transfer shall be made only for the purpose of commonly investing the deferred amounts under a single trust agreement. Any such transfer of assets shall be permitted only to the extent that the assets are of a type in which the Trustee can invest under this Plan. No transfer of assets shall change the terms of any deferred compensation election made by the Participant with respect to such transferred assets. However, to the extent consistent with any election on the other unfunded deferred compensation arrangement's election form, the terms of this Plan and its associated trust agreement shall govern such transferred amounts.

     (C) Limitations on Assignment of Benefits. The Corporation's purpose in creating a separate trust account is to provide comfort to Participants that the deferred amounts will be available to pay benefits when due. However, each eligible Participant's account in such trust shall be subject to the claims of his or her Participating Corporation's creditors in the event of the Participating Corporation's insolvency or bankruptcy as provided in the trust agreement. Notwithstanding the foregoing, the benefits payable under this Plan shall not revert to a Participating Corporation or be subject to the Participating Corporation's creditors prior to insolvency or bankruptcy, nor shall they be subject in any way to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind by the Participant, his beneficiary or the creditors of either, including any such liability as may arise from the Participant's bankruptcy.

     (D) Unfunded Nature of Plan. Notwithstanding any investment arrangements that may be established, it is intended that this Plan shall be treated as an unfunded plan of deferred compensation as this term is used in Title I of ERISA and it shall be administered accordingly.

     (E) Timing and Form of Benefit Payments. The amounts accumulated in a Participant's account shall be paid in full or shall commence within 30 days of termination of employment. Account balances may be made in cash or in property in either a lump sum or in monthly installment payments of substantially equal amounts for a specified number of years not in excess of five. The election of the form of payment shall be made initially at the time a Participant commences participation in the Plan. The form of payment may be changed by a Participant's written election to the Committee at any time up to 36 months prior to termination of employment. Any change made within 36 months of a Participant's termination date shall be disregarded by the Committee. If no valid election is on file with the Committee, benefits shall be paid in a lump sum amount within 30 days of termination of employment.

     (F) Death Benefits. In the event of a Participant's death, his account balance shall be payable to his designated beneficiary which may be a natural person, a trust or an estate. A Participant shall designate his beneficiary in writing on a form acceptable to the Committee. All death benefit

                                   Page - 57


          payments shall be made in a lump sum amount. The filing of any beneficiary designation form shall have the effect of automatically revoking any beneficiary designation form filed previously. The consent of a previously-designated beneficiary shall not be a prerequisite for a Participant to file a new beneficiary designation form.

          All death benefits shall be made in a lump sum payment as soon as administratively practicable following the date of the Participant's death. If a beneficiary is not validly designated , or is not living or cannot be found at the date of payment, any amount payable pursuant to this Plan shall be paid to the spouse of the Participant if living at the time of payment, otherwise in equal shares to such children of the Participant as may be living at the time of payment; provided, however, that if there is no surviving spouse or child at the time of payment, such payment will be made to the estate of the Participant.

     (G) Hardship Withdrawals. Notwithstanding the payment terms set forth above, benefits may be paid prior to termination in the case of an unforeseeable emergency. For this purpose, an unforeseeable emergency means an unanticipated emergency that is caused by an event beyond the control of the Participant or the Participant's beneficiary and that would result in severe financial hardship to the affected individual if early withdrawal were not permitted. The amount that may be paid under this section is limited to the amount necessary to meet the emergency.

     (H) Source of Benefit Payments. Subject to the claims of a Participating Corporation's creditors, the Trustee shall pay benefits in accordance with the Committee's directions. If the Trustee holds insufficient funds to pay the deferred amounts, adjusted for the earnings (and losses) on them, each Participating Corporation shall have the obligation to pay such amounts to its Participants. Such payments shall be made from the general assets of the Participating Corporation.


Section 8       Termination of Employment

     Except as is herein provided, a Participant must continue in the employ of the Corporation through the conclusion of the Award Year in order to be eligible for payment of a bonus award. If a Participant terminates employment for any reason other than as provided in the next paragraph, the current year's incentive bonus will be forfeited. Awards earned by terminated Participants will be paid at the same time as awards are paid to active Participants.

     In the event a Participant's employment terminates prior to the end of the Award Year because of normal retirement on or after age 62, disability under the Corporation's long term disability policy, or death, the Participant shall be entitled to a pro rata bonus based upon the percentage of the year completed prior to termination of employment.


Section 9       Amendment and Termination

     (A) Corporation's Authority. While it intends to maintain this Plan for as long as necessary to achieve its purposes, the Corporation reserves the right to amend or to terminate the Plan at any time for whatever reason it may deem appropriate. No Plan amendment shall accelerate the payment of amounts previously deferred or provide for additional benefits.

     (B) Participating Corporation Obligations for Benefits. Notwithstanding the preceding paragraph, the Participating Corporation hereby make a contractual commitment to pay to their respective participating Employees the benefits accrued under this Plan to the extent they are financially capable of meeting such obligations.

                                   Page - 58



Section 10      Reorganization

     In the event that Genesee Corporation ("Genesee") is merged or consolidated with another corporation and Genesee is not the surviving corporation, or in the event that a substantial part of the assets of Genesee are acquired by another corporation, or in the event of the reorganization or liquidation of Genesee (each such event being hereinafter referred to as a "Reorganization Event") or in the event that the Board of Directors of Genesee shall propose that Genesee enter into a Reorganization Event, then the Committee may in its discretion modify any outstanding awards on an equitable basis, including the modification of targets and/or the circumstances under which awards shall be deemed to have been earned.


Section 11      Newly Eligible Employees

     The Committee shall be entitled to make such rules, regulations, determinations and awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Plan after the commencement of an Award Year.


Section 12      Effective Date

     The Plan shall be effective as of May 1, 1986. The effective date of this restatement is the first day of the 1997-98 Award Year.


Section 13      Miscellaneous

     (A) Neither the granting of, nor any payout with respect to, any award under the Plan shall limit a Participant's right to receive, or to be eligible for, any other compensation or benefits.

     (B) The selection of an Eligible Employee as a Participant for an award shall not constitute a contract of employment between the Participant and a Participating Corporation or otherwise entitle the Participant to remain in the employ of the Corporation.

     (C) Taxes. All contributions to the Plan and all participants from the Plan, whether made by a Participating Corporation or the Trustee, shall be subject to all taxes required to be withheld under applicable laws and regulation of any governmental authorities.

     (D) This Plan shall be interpreted and enforced in accordance with the laws of the State of New York.


     In Witness Whereof, the Corporation has caused this Plan document to be executed by its duly authorized officer as of the 24th day of April 1997.


                          GENESEE CORPORATION


                          BY:              s/Robert N. Latella


                          TITLE:      Executive Vice President and COO

                                   Page - 59




                           Exhibit 10-3





                        GENESEE CORPORATION

                   STOCK BONUS INCENTIVE PROGRAM


                         Adopted Under the
                          1992 Stock Plan


Section 1. Purpose

     This Program is intended to further the attainment of the Company's long-term profit and growth objectives by (i) providing incentive to achieve such objectives to those key executives whose management and individual performance have a direct impact thereon, (ii) making awards for achieving such objectives in the form of Common Stock of the Company in order to identify most closely the interests of such executives with the interests of the shareholders of the Company, and (iii) encouraging participating executives to hold stock awards for long term investment.


Section 2. Definitions

     When used herein, the terms defined in Section 2 of the Genesee Corporation 1986 Incentive Bonus Plan, as heretofore or hereafter amended ("Bonus Plan") shall have the same meanings.


Section 3. Applicability of 1992 Stock Plan

     Any award of shares of the Common Stock ("Stock) of the Company made under this Program shall be deemed to have been made pursuant to the provisions of the Genesee Corporation1992 Stock Plan, as heretofore or hereafter amended ("Stock Plan") The terms of the Stock Plan shall be applicable to this Program, except for those terms intended to be applicable only to stock options.


Section 4. Administration

     (A) The Program shall be administered by the Committee. The Committee (acting by vote of a majority of the members present at the meeting at which a quorum is present) shall have the authority, in its sole discretion and from time to time: (i) to designate the employees or classes of employees eligible to participate in the Program; (ii) to grant awards under the Program in such amounts as the Committee shall determine; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; (iv) to interpret the Program, to adopt, amend and rescind rules and regulations relating to the Program, and to make all other determinations and take all other actions necessary or advisable for the implementation and administration of the Program.

     (B) From time to time, the Committee in its sole discretion may make adjustments in the calculation of the quantitative targets established in an Award Year so that changes in accounting principles, extraordinary or unusual charges or credits, the effects of acquisitions, or mergers, consolidations, other corporate transactions and other elements of or factors influencing the calculation do

                                   Page - 60





not distort or affect the operation of the Program in a manner inconsistent with the achievement of its purposes.

     (C) The decisions and determinations of the Committee on all matters relating to the Program shall be final, conclusive, and binding upon all parties. In administering the Program the Committee may employ accountants and counsel (who may be the independent auditors and outside counsel for the Company) and other persons to assist or render advice to it, all at the expense of the Company. No member of the Committee shall be liable for any action taken or decision made in good faith relating to the Program or any award thereunder.


Section 5. Awards

     (A) Prior to July 31 of a fiscal year of the Company ('an Award Year"), the Committee shall determine (i) the employees of the Company who shall be eligible for awards under the Program in respect of that Award Year, (ii) the quantitative Company performance targets which must be met in such Award Year before any awards may be made, and (iii) the maximum number of shares of Stock which may be awarded in respect of such Award Year in the aggregate and to each such employee. Targets may, but need not be, the same targets that are established in respect of the relevant Award Year under the Bonus Plan.

     (B) If the targets theretofore established by the Committee have been met, the Committee may, in its sole discretion and within the limits theretofore established by it (taking into account the recommendations of the Chief Executive Officer and the Chairman of the Board), make awards of Stock of the Company to participants in the Program. Such awards shall be made, if at all, promptly after (i) the achievement of targets for the Award Year has been determined and (ii) the Committee has taken action with respect to the award of discretionary cash bonuses under the Bonus Plan in respect of the same Award Year.

     (C) Awards will be made in Class B Common Stock.


Section 6. Restrictions

     Of each award made pursuant to this Program, payment shall be made as follows: 20% promptly after the award is made by the Committee ("Award Date") , and 20% on each of the next four anniversaries of the Award Date (the "Award Period"). The payout of an award on each anniversary date is subject to the awardee continuing in the employ of the Company from the Award Date through such anniversary date. In the event, therefore, an awardee's employment terminates prior to any such anniversary date for any reason other than death, normal retirement on or after age 62 or disability under the Company's long term disability policy, any portion of an award not then paid out shall be forfeited; and, in the case of death, normal retirement or disability under the Company's long term disability policy, the unpaid portion of any award shall be deemed to have been earned and shall be paid out either immediately or on the remaining anniversary dates as if the awardee had remained in the employ of the Company, as the Committee may in its sole discretion determine.


Section 7. Change in Control

     (A) A "Change in Control" shall be deemed to have occurred if:

     (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than (a) Genesee Corporation (for purposes of this Section 7, "Employer") or (b) any corporation owned, directly or indirectly, by the Employer or the shareholders of the Employer in substantially the same proportions as their ownership of

                                   Page - 61





stock of the Employer), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 20% or more of the combined voting power of the Employer's then outstanding securities (provided, however, that none of John L. Wehle, any direct descendant of John L. Wehle, the trust established under the will of Louis A. Wehle and any trustee thereunder shall be a "person" for purposes of this Section 7);

     (ii) during any period of two consecutive years, there is elected 20% or more of the members of the Board of Directors of Employer without the approval of the nomination of such members by a majority of that portion of the Board consisting of members who were serving at the beginning of the two-year period;

     (iii)the shareholders of the Employer approve a merger or consolidation of the Employer with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Employer outstanding immediately prior thereto continuing to represent more than 80% of the combined voting power of the voting securities of the Employer, or such surviving entity, outstanding immediately after such merger or consolidation; or
(b) a merger or consolidation effected to implement a recapitalization of the Employer (or similar transaction) in which no "person" (as defined above) acquires more than 20% of the combined voting power of the Employer's then-outstanding securities; or

     (iv) the shareholders of the Employer approve an agreement for the sale or disposition by the Employer of all or substantially all of the Employer's assets.

     (B) In the event of a Change In Control, all awards theretofore made and then outstanding but not yet vested shall immediately be paid in full as if the awardee had remained in the employ of the Company throughout the Award Period.


Section 8. Additional Bonus.

     At the time when an awardee incurs taxable income with respect to an award of Stock under this Program, the Company shall make an additional payment (which shall be immediately withheld) to the awardee in an amount which will equal one-half of the amount of the income incurred due to the award.


Section 9. Amendment or Termination.

     The Committee may from time to time amend, modify, suspend the operation of or terminate in whole or in part any or all of the provisions of this Program.


Section 10.     Newly Eligible Employees

     The Committee shall be entitled to make such rules, regulations, determinations and awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Program after the commencement of an Award Year.


Section 11.     Effective Date

     The Program shall be effective as of March 5, 1992. The first Award Year of the Company in respect of which awards may be made is the fiscal year ending April 30, 1993.

                                   Page - 62






Section 12.     Miscellaneous

     A) Prior to payment, no Program awards shall be subject in any manner to anticipation, alienation, pledge, transfer, or assignment, except by will or by the laws of descent and distribution and any attempt to anticipate, alienate, pledge, transfer, or assign shall be void.

     (B) Neither the granting of, nor any payout with respect to, any award under the Program shall limit a participant's right to receive, or to be eligible for, any other compensation or benefits. However, awards, and payments made under Section 8, will not be considered as compensation for the purpose of computing employee contributions or benefits under any Company profit sharing, retirement, pension, thrift, group life insurance or other employee benefit plan.

     (C) The selection of an employee as a participant for, or the granting of, an award shall not constitute a contract of employment between the participant and the Company or otherwise entitle the participant to remain in the employ of the Company.

     (D) Each payment that is to be made in cash shall be from the general funds of the Company. No special or separate fund shall be established or other segregation of assets made to assure payout of any Program awards or payments under Section 8. Common stock representing awards not yet vested shall, however, be retained by the Company as treasury stock until such time as it is deliverable to participants in accordance with the terms of this Program. No participant in the Program or other person shall have under any circumstances any interest whatever in any particular property or assets of the Company.


                     Adopted By the Board of Directors of Genesee
                     Corporation on March 5, 1992.



                                      s/Mark W. Leunig
                     Mark W. Leunig
                     Secretary

                                   Page - 63





                            Exhibit 21





                           Subsidiaries



                Names                     State of Incorporation

        The Genesee Brewing Company, Inc.    New York

        Genesee Ventures, Inc.               New York

        Ontario Foods, Incorporated          New York

        Freedom Foods, Inc.                  New Jersey