Form 10-Q
period 1998-08-01
GENESEE CORP
filed 1998-09-11
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    AUGUST 1, 1998

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


As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                              Number of Shares
                Class                           Outstanding


      Class A Common Stock (voting),                209,885
        par value $.50 per share


      Class B Common Stock (non-voting),          1,409,024
        par value $.50 per share

                      GENESEE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         August 1, 1998 and May 2, 1998

                                                                                      UNAUDITED                AUDITED
(Dollars in Thousands)                                                              August 1, 1998          May 2, 1998

ASSETS
     Current assets:
         Cash and cash equivalents                                                     $ 10,977                2,692
         Marketable securities available for sale                                         8,053               17,808
         Trade accounts receivable, less allowance for doubtful receivables
            of $442 at August 1, 1998; $433 at May 2, 1998                               11,691               10,163
         Inventories, at lower of cost (first-in, first-out) or market                   14,921               14,258
         Deferred income tax assets                                                       1,315                1,315
         Other current assets                                                               993                  683

            Total current assets                                                         47,950               46,919

     Net property, plant and equipment                                                   32,871               33,311
     Investment in and notes receivable from unconsolidated real estate partnerships      5,495                5,534
     Investments in direct financing and leveraged leases                                34,116               34,638
     Goodwill and other intangibles, net                                                 10,399               10,737
     Other assets                                                                         4,674                4,450

            Total assets                                                                135,505              135,589


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                                 7,801                8,358
         Income taxes payable                                                             1,148                  692
         Federal and state beer taxes payable                                             1,725                1,756
         Accrued expenses and other                                                       7,665                7,255

            Total current liabilities                                                    18,339               18,061

     Deferred income tax liabilities                                                      8,958                9,295
     Accrued postretirement benefits                                                     15,415               15,415
     Other liabilities                                                                      412                  471

            Total liabilities                                                            43,124               43,242

     Minority interests in consolidated subsidiaries                                      2,211                2,227
     Shareholders' equity:
         Common stock Class A                                                               105                  105
         Common stock Class B                                                               753                  753
         Additional paid-in capital                                                       5,856                5,842
         Retained earnings                                                               86,709               86,143
         Unrealized gain on marketable securities, net of income taxes                      190                  752
         Less treasury stock, at cost                                                     3,443                3,475


            Total shareholders' equity                                                   90,170               90,120


            Total liabilities and shareholders' equity                               $  135,505              135,589

         See accompanying notes to consolidated financial statements.

               GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                        OF EARNINGS AND RETAINED EARNINGS
             Thirteen Weeks Ended August 1, 1998 and August 2, 1997

(Dollars in Thousands,
Except Per Share Data)
                                                                                      UNAUDITED
                                                                          1998                        1997

Revenues                                                               $ 48,595                      53,052

         Federal and state beer taxes                                     9,204                      10,107

Net revenues                                                             39,391                      42,945

          Cost of sales                                                  29,709                      32,082

Gross profit                                                              9,682                      10,863

           Selling, general and administrative expenses                   9,088                       9,218

Operating Income                                                            594                       1,645

          Investment income                                               1,199                         834
          Other income / (expense), net                                     166                         (31)
          Interest of minority partners in earnings of
              consolidated subsidiaries                                    (197)                       (189)


Earnings before income taxes                                              1,762                       2,259

         Income taxes                                                       630                         842

Net earnings                                                              1,132                       1,417
Basic and Diluted earnings per share                                       0.70                        0.88

Retained earnings at beginning of period                                 86,143                      87,720

          Less:  dividends - $.35 per share in
                 1998 and $.35 per share in 1997                            566                         566

Retained earnings at end of period                                     $ 86,709                      88,571


See accompanying notes to consolidated financial statements.



               GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Thirteen Weeks Ended August 1, 1998 and August 2, 1997

(Dollars in Thousands)
                                                                                UNAUDITED
                                                                           1998             1997

Cash flows from operating activities:
     Net earnings                                                      $  1,132          $  1,417
     Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
               Depreciation and amorization                               1,590             1,399
               Other                                                        205               211
     Changes in non-cash assets and liabilities:
               Trade accounts receivable                                 (1,461)           (1,621)
               Inventories                                                 (663)           (1,603)
               Other assets                                                (417)             (669)
               Account payable                                             (556)              198
               Accrued expenses and other                                   411            (2,041)
               Income taxes payable                                         456               428
               Federal and state beer taxes                                 (31)               31
               Other liabilities                                            (59)              (69)

                    Net cash provided by (used in) operating activities     607            (2,319)

Cash flows from investing activities:
     Purchase of Freedom Foods, net of cash acquired                         -            (11,060)
     Capital expenditures                                                (1,006)           (2,173)
     Sales of marketable securities                                       9,304            21,456
     Purchase of marketable securities                                     (447)           (8,324)
     Investments in and advances to unconsolidated real
       estate investments, net of distributors                               40               (11)
     Net investment in direct financing and leveraged leases                522              (572)
     Withdrawals by minority interest                                      (214)              (19)

                     Net cash provided by (used in) investing activities   8,199              (703)

Cash flows from financing activities:
     Principle payments on mortgage payable                                   -                 (4)
     Payment of dividends                                                  (567)             (566)
     Net proceeds from treasury stock transactions                           46                35

                    Net cash used in financing activities                  (521)             (535)

Net increase (decrease) in cash and cash equivalents                      8,285            (3,557)

Cash and cash equivalents at beginning of the year                        2,692             4,521

                    Cash and cash equivalents at end of period        $  10,977         $     964


See accompanying notes to consolidated financial statements.


                            GENESEE CORPORATION

Notes to Consolidated Financial Statements


NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 2, 1998 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the financial statements presented in the Corporation's Annual Report to shareholders for the year ended May 2, 1998.

NOTE (B) The weighted average number of Class A and Class B shares outstanding used in the computation of basic earnings per share is 1,618,444 for the thirteen week period ended August 1, 1998 and 1,617,611 for the thirteen week period ended August 2, 1997. The weighted average and common equivalent shares of Class A and Class B used in the computation of diluted earnings per share is 1,619,350 for the thirteen week period ended August 1, 1998 and 1,621,513 for the thirteen week period ended August 2, 1997.

NOTE (C)   Inventories are summarized as follows:

                                                                      Dollars in thousands
                                                           August 1, 1998              May 2, 1998

           Finished goods                                       $  4,858                $  5,567
           Goods in process                                        1,919                   1,664
           Raw materials, containers and packaging supplies        8,144                   7,027
                Total inventories                               $ 14,921                $ 14,258

NOTE (D) On August 3, 1998, the Corporation acquired all of the capital stock of TKI Foods, Inc., a food company located in Springfield, Illinois, and certain assets of Spectrum Foods, Inc., an affiliated company located in Decatur,
           Illinois for $19.9 million. For the year ended December 31, 1997, TKI Foods and the lines of business acquired from Spectrum Foods recorded approximately$21 million in sales from the manufacture and sale of artificial sweeteners and other private label food products. TKI
           Foods sells to many of the same supermarket chains already buying private label soup, side dish, drink mix and bouillon products from the Corporation's Foods Division. The Corporation intends to relocate TKI Foods' manufacturing and sales operations to its Foods Division facility in western, New York. The acquisition was financed through the combination of $10.0 million from a commercial bank credit facility and $9.9 million of internally generated funds. The acquisition will be accounted for using the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values.

                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations


Comparison of 13 weeks ended August 1, 1998 to 13 weeks ended August 2, 1997


      Consolidated  net revenues  for the thirteen  weeks ended August
1, 1998 were $39.4 million, as compared to $42.9 million for the same period last year. The lower revenues were the result of lower sales volume at the Genesee Brewing Company and lower contract manufacturing revenue for the Foods Division.

      Consolidated operating income was down $1.1 million, primarily due to lower sales volume at Genesee Brewing Company and Ontario Foods.

      Earnings before income taxes were $1.8 million, down $497,000 from the prior year. The decrease was reduced by an increase of $415,000 of realized capital gains. Realized capital gains of $883,000 were recorded in the first quarter of fiscal 1999 when the corporation sold marketable securities in order to finance the acquisitions of TKI Foods, Inc. and Spectrum Foods, Inc. Realized capital gains of $468,000 were recorded in the first quarter of fiscal 1998 when the corporation sold marketable securities in order to finance the acquisition of Freedom Foods.

      On a consolidated basis, the Corporation reported consolidated net earnings of $1.1 million, or $.70 basic and diluted earnings per share, in the first quarter this year, compared to net earnings of $1.4 million, or $.88 basic and diluted earnings per share, for the same period last year.


Genesee Brewing Company

      Genesee Brewing Company's net sales in the first quarter were $32.4 million, a decrease of $2.8 million from last year's first quarter net sales. Barrel sales for the first quarter this year were down 10.7% over last year due primarily to an 9.6% decrease in Genesee Brewing Company's Core brands and lower volume under the brewing contract with Boston Beer Company. The Highfalls brands, which represent 25% of total volume, declined slightly in the first quarter, despite a slight increase in volume for JW Dundee's Honey Brown Lager.

      Contract brewing volume was down 24,000 barrels (or 31%) over the first quarter last year. The decline in volume was partially due to the planned reallocation of production during the first quarter of a portion of Boston Beer Company's requirements in
anticipation   of  the   start  of   production   of  a  new   package
configuration by Genesee Brewing Company. Production of the new package configuration was then delayed by the inability of a Boston Beer Company supplier to deliver packaging materials. The decline in volume was also due to a shift in production and sale of a seasonal product to August versus July in the prior year and Boston Beer Company moving a short run brand and 22oz. packages to their Cincinnati, Ohio plant. Volume under this contract has reached the maximum level required by Boston Beer Company to meet consumer demand in the markets where Boston Beer Company products produced by Genesee Brewing Company are sold.

                             GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)


      Genesee Brewing Company's gross profit decreased $802,000 to $8.4 million, or 25.9% of net sales, in the first quarter of fiscal 1999, compared to $9.2 million, or 26.2% of net sales, in the first quarter of fiscal 1998. The decrease in gross profit margins was primarily the result of the continued shift in sales mix towards lower-margin multipak can packages.

      Genesee Brewing Company's selling, general and administrative expenses were down $745,000 in the first quarter of fiscal 1999 compared to the same period last year. This decrease is primarily the result of planned decreases in spending as a result of cost reduction efforts implemented in fiscal 1998.

      Due to the decline in barrel volume and revenues, first quarter operating income for Genesee Brewing Company declined to $474,000, compared to operating income of $531,000 in the first quarter last year.

      As previously reported, the beer industry in the United States continues to be highly competitive. The industry is dominated by Anheuser Busch, Inc., Miller Brewing Company and Coors Brewing Company which together account for more than 80% of domestic production. In comparison, the volume of malt beverages produced by Genesee Brewing Company represents only about 1% of annual domestic production. In recent years, per capita consumption of malt beverages in the United States has declined and total consumption has grown by an average of less than 1% a year. However, consumption of domestically produced malt beverages has remained basically flat during this period, with the increase in overall consumption coming largely from the increasing popularity of imported malt beverages.

      During the past ten years, demand for many established domestic brands has declined as consumers have turned to new domestic brands, imports and the diverse range of beer styles offered by the craft beer segment. However, a slowdown in the craft beer segment of the industry that began in 1997 has continued so far in calendar 1998.

      As a result of these trends and the excess capacity that exists in the industry, brewers are attempting to gain market share through reduced pricing, intensive marketing and promotional programs, new product introductions and innovative packaging. In addition, the industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks. Although Anheuser Busch, the largest domestic brewer, recently announced its intention to increase prices on certain brands and packages in certain markets, there can be no assurance that these increases will remain in place if they are implemented or that they will provide any meaningful relief in the markets where Genesee Brewing Company products are sold.

     The competitive position of smaller brewers like Genesee Brewing Company has also been adversely affected by the consolidation that is occurring within the distribution tier of the brewing industry. The National Beer Wholesalers Association estimates that the number of beer wholesalers in the United

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

States declined by 14% between 1992 and 1997. The effects of this consolidation have been aggravated by the aggressive efforts of the large national brewers to obtain an increasing share of the distributor's time and attention devoted to their brands. During the past several years, the large national brewers have implemented a variety of inducements, incentives and contractual terms to cause their distributors to make a greater commitment to their brands, largely at the expense of the brands of smaller brewers, like Genesee, that are also sold by these distributors. These developments have made it increasingly difficult for Genesee Brewing Company to effectively promote and sell its brands in its core markets and to expand sales of its products in new or lower share markets.

      The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term.

Foods Division

      Net sales for the Foods Division were $6.2 million in the first quarter of fiscal 1999, compared to $7.1 million for the first quarter last year, traditionally the slowest period for the Foods Division. The decline in sales was attributable to lower contract manufacturing revenues in the first quarter. The prior year benefited from a government soup contract and a contract to package infant cereal that were completed in fiscal 1998. The Foods Division is not aggressively seeking to replace this contract manufacturing business, instead devoting resources to its core retail private label business and the relocation and integration of the recently acquired TKI Foods, Inc. and Spectrum Foods, Inc. business into the Foods Division.

      Lower then expected sales of iced tea mix and side dishes also contributed to the decline in Foods Division sales in the first quarter of fiscal 1999. Foods Division iced tea mix and side dish sales were adversely affected by heavy promotions for branded ice tea and side dish products. Despite lower iced tea mix and side dish sales, retail private label net sales increased $324,000 in the first quarter to $6.1 million, due in part to a $236,000 increase in bouillon sales. The Freedom Foods line of bouillon cubes and powder were acquired during the first quarter of fiscal 1998 so the prior year period included two fewer weeks of bouillon business.

      The Foods Division had an operating loss of $265,000, compared to an operating profit of $253,000 in the first quarter last year, a decrease of $518,000.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $787,000 for the first quarter of fiscal 1999, compared to

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

$673,000 for the first quarter of fiscal 1998. The higher operating income was primarily due to an increase in equipment lease revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $19.0 million at August 1, 1998 and $20.5 million at May 2, 1998. The decline in cash, cash equivalents, and marketable securities was the result of an increase in accounts receivable. The Genesee Brewing Company's accounts receivable is traditionally larger at the end of the first quarter due to higher summer sales as compared to fiscal year end sales levels. Marketable securities decreased $9.8 million in the first quarter, which was partially offset by an $8.3 million increase in cash and cash equivalents to position the cash balances for the purchase of all the capital stock of TKI Foods, Inc. and certain assets of Spectrum Foods, Inc.

      Inventories at August 1, 1998 were approximately $663,000 higher than the balances reported at May 2, 1998 partially due to an inventory build to support sales of a seasonal product for Boston Beer. Foods Division inventory also increased in the first quarter to support fall bouillon sales.

      The Corporation has a strategy to search for and develop opportunities which will contribute to the future growth of its non-brewing business. The Corporation plans to use its significant capital resources to further expand its Foods Division to broaden its profit base and contribute to the continued long-term success of the Corporation.

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

      The Corporation is addressing Year 2000 compliance to ensure the availability and integrity of its financial, operating and information systems. The Corporation is making investments in its information systems and applications to ensure they are Year 2000 compliant through either replacement of existing systems with new Year 2000 compatible systems or modifications of its current systems.

      The Corporation does not expect that the cost of replacing and modifying its information systems to achieve Year 2000 compliance will be material to its financial condition or results of operations. The Corporation is also working with its suppliers and customers to ensure their compliance with Year 2000 issues in an effort to avoid any business interruptions. At this time the Corporation does not expect that its business or operations will be materially affected if significant suppliers or customers do not successfully and timely achieve Year 2000 compliance.

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



Date:    9/11/98          / s /  Robert N. Latella
                          Robert N. Latella
                          Executive Vice President and Chief Operating Officer



Date:    9/11/98          / s /  Michael C. Atseff
                          Michael C. Atseff
                          Vice President and Controller