Form 10-Q
period 1998-10-31
GENESEE CORP
filed 1998-12-11
CIK 40934

Exhibit Index at
                                                               Page 19


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  October 31, 1998

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
        par value $.50 per share

                      GENESEE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         October 31, 1998 and May 2, 1998

                                                                                      UNAUDITED                AUDITED
(Dollars in Thousands)                                                              October 31, 1998          May 2, 1998

ASSETS
     Current assets:
         Cash and cash equivalents                                                     $  2,876                2,692
         Marketable securities available for sale                                         8,136               17,808
         Trade accounts receivable, less allowance for doubtful receivables
            of $515 at October 31, 1998; $433 at May 2, 1998                             11,026               10,163
         Inventories, at lower of cost (first-in, first-out) or market                   16,654               14,258
         Deferred income tax assets                                                       1,433                1,315
         Other current assets                                                             1,127                  683

            Total current assets                                                         41,252               46,919

     Net property, plant and equipment                                                   36,580               33,311
     Investment in and notes receivable from unconsolidated real estate partnerships      5,459                5,534
     Investments in direct financing and leveraged leases                                34,037               34,638
     Goodwill and other intangibles                                                      28,574               10,737
     Other assets                                                                         5,179                4,450

            Total assets                                                                151,081              135,589


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                                 7,650                8,358
         Income taxes payable                                                               504                  692
         Federal and state beer taxes payable                                             1,174                1,756
         Line of credit and current portion of mortgage payable                          10,079                   -
         Accrued expenses and other                                                      10,894                7,255

            Total current liabilities                                                    30,301               18,061

     Deferred income tax liabilities                                                      9,294                9,295
     Accrued postretirement benefits                                                     15,415               15,415
     Mortgage payable                                                                     4,744                   -
     Other liabilities                                                                      491                  471

            Total liabilities                                                            60,245               43,242

     Minority interests in consolidated subsidiaries                                      2,313                2,227
     Shareholders' equity:
         Common stock Class A                                                               105                  105
         Common stock Class B                                                               753                  753
         Additional paid-in capital                                                       5,856                5,842
         Retained earnings                                                               84,988               86,143
         Unrealized gain on marketable securities, net of income taxes                      264                  752
         Less treasury stock, at cost                                                     3,443                3,475


            Total shareholders' equity                                                   88,523               90,120


            Total liabilities and shareholders' equity                               $  151,081              135,589

         See accompanying notes to consolidated financial statements.

                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                         OF LOSSES AND RETAINED EARNINGS
           Thirteen Weeks Ended October 31, 1998 and November 1, 1997

(Dollars in Thousands,
Except Per Share Data)
                                                                                      UNAUDITED
                                                                          1998                        1997

Revenues                                                               $ 45,972                      47,827

         Federal and state beer taxes                                     6,784                       7,913

Net revenues                                                             39,188                      39,914

          Cost of sales                                                  29,980                      31,007

Gross profit                                                              9,208                       8,907

           Selling, general and administrative expenses                   9,769                      10,291

Operating loss                                                             (561)                     (1,384)

          Investment income                                                 266                         556
          Other income / (expense), net                                    (109)                       (129)
          Interest of minority partners in earnings of
              consolidated subsidiaries                                    (297)                       (194)


Loss before income taxes                                                   (701)                     (1,151)

         Income tax benefit                                                (115)                       (382)

Net loss                                                                   (586)                       (769)
Basic loss per share                                                      (0.36)                      (0.48)
Diluted loss per share                                                    (0.36)                      (0.47)

Retained earnings at beginning of period                                 86,709                      88,571

          Less:  dividends - $.70 per share in
                 1998 and $.70 per share in 1997                          1,135                       1,133

Retained earnings at end of period                                     $ 84,988                      86,669


See accompanying notes to consolidated financial statements.

               GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                        OF EARNINGS AND RETAINED EARNINGS
          Twenty six Weeks Ended October 31, 1998 and November 1, 1997


(Dollars in Thousands,
Except Per Share Data)

                                                                                      UNAUDITED
                                                                          1998                        1997

Revenues                                                               $ 94,560                     100,880

         Federal and state beer taxes                                    15,987                      18,020

Net revenues                                                             78,573                      82,860

          Cost of sales                                                  59,690                      63,089

Gross profit                                                             18,883                      19,771

           Selling, general and administrative expenses                  18,849                      19,510

Operating income                                                             34                         261

          Investment income                                               1,465                       1,390
          Other income / (expense), net                                      57                        (160)
          Interest of minority partners in earnings of
              consolidated subsidiaries                                    (494)                       (383)


Earnings before income taxes                                              1,062                       1,108

         Income taxes                                                       516                         461

Net earnings                                                                546                         647
Basic and diluted earnings per share                                       0.34                        0.40

Retained earnings at beginning of period                                 86,143                      87,720

          Less:  dividends - $1.05 per share in
                 1998 and $1.05 per share in 1997                         1,701                       1,698

Retained earnings at end of period                                     $ 84,988                      86,669


See accompanying notes to consolidated financial statements.

                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Twenty six Weeks Ended October 31, 1998 and November 1, 1997


(Dollars in Thousands)

                                                                                UNAUDITED
                                                                           1998             1997

Cash flows from operating activities:
     Net earnings                                                      $    546          $    647
     Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
               Depreciation and amorization                               3,313             2,539
               Other                                                        577               456
     Changes in non-cash assets and liabilities:
               Trade accounts receivable                                     53            (1,260)
               Inventories                                                 (518)             (993)
               Other assets                                                (511)             (226)
               Account payable                                           (3,010)           (1,271)
               Accrued expenses and other                                 2,526                96
               Income taxes payable                                        (188)             (171)
               Federal and state beer taxes                                (582)             (772)
               Other liabilities                                         (1,353)              (70)

                    Net cash provided by (used in) operating activities     853            (1,025)

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                 (18,754)          (11,060)
     Capital expenditures                                                (4,217)           (3,529)
     Sales of marketable securities                                       9,800            25,131
     Purchase of marketable securities and other investments               (912)          (10,845)
     Investments in and advances to unconsolidated real
       estate investments, net of distributors                               75                27
     Net investment in direct financing and leveraged leases                602              (992)
     Withdrawals by minority interest                                      (409)              (35)

                     Net cash used in investing activities              (13,815)            (1,303)

Cash flows from financing activities:
     Line of credit                                                      10,000                 -
     Mortgage payable                                                     4,800                (9)
     Payment of dividends                                                (1,701)           (1,698)
     Net proceeds from treasury stock transactions                           47                38

                    Net cash provided by (used in) financing activities  13,146            (1,669)

Net increase (decrease) in cash and cash equivalents                        184            (3,997)

Cash and cash equivalents at beginning of the year                        2,692             4,521

Cash and cash equivalents at end of period                            $   2,876         $     524


See accompanying notes to consolidated financial statements.


                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


     NOTE (A)  The  Corporation's  consolidated  financial  statements  enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 2, 1998 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended May 2, 1998.

     NOTE (B) Inventories are summarized as follows:

                                                                    Dollars  in  thousands
                                                              October 31, 1998       May 2, 1998

           Finished goods                                         $   5,629           5,250
           Goods in process                                           1,558           2,301
           Raw materials, containers and packaging supplies           9,467           6,406
                Total inventories                                  $ 16,654          13,957

     NOTE (C) The Corporation has a mortgage  payable in the principle amount of
          $4.8 million, collateralized by certain land and buildings. The mortgage payable bears interest at a fixed rate of 6.49% per annum and requires payments of principal and interest through 2008. The maturities of the mortgage payable for each fiscal year through the year ending May 1, 2004 are, respectively, $82,000, $87,000, $93,000,
          $99,000 and $106,000.

          In addition, the Corporation has a $15 million line of credit which bears interest at LIBOR plus .70 for an effective rate of 5.97% as of December 1, 1998. This line of credit expires in July 1999. At October 31, 1998, $5 million was available for use under this instrument.

     NOTE (D) In fiscal 1999,  the  Corporation  adopted  Statement of Financial
          Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which, for the company, includes unrealized gains and losses on marketable securities classified as available-for-sale.

                               GENESEE CORPORATION

           SFAS 130 does not impact the calculation of net earnings or earnings per share nor does it impact reported assets, liabilities or total shareholders' equity. It does impact the presentation of the components of shareholders' equity within the balance sheet and will result in the presentation of the components of comprehensive income within an annual financial statement, which must be displayed with the same prominence as other financial statements.

           The components of the corporation's total comprehensive income were:

                                                                Dollars in Thousands
                                                      Thirteen Weeks Ended    Twenty six Weeks Ended
                                                      10/31/98    11/01/97    10/31/98      11/01/97

           Net earnings/(loss)                        $ (586)       (769)        546           647
           Unrealized holding gain/loss,
              net of taxes                                73        (333)       (488)          244

           Total comprehensive (loss)/income          $ (513)     (1,102)         58           891


                               GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations

Comparison of 13 weeks ended October 31, 1998 to 13 weeks ended November 1, 1997

      Consolidated net revenues for the thirteen weeks ended October 31, 1998 were $39.2 million, a decrease of $726,000 over consolidated net revenues reported for the same period last year. The lower revenues were due to lower sales volume at the Genesee Brewing Company, which were partially offset by increased sales by the Corporation's Foods Division.

      On a consolidated basis, the Corporation reported an operating loss of $561,000, which was an $822,000 improvement compared to the same period last year. The improvement in operating performance was primarily due to reduced selling, general and administrative expenses at the Genesee Brewing Company.

      On a consolidated basis, the Corporation reported a net loss of $586,000, or $.36 basic and diluted loss per share, in the second quarter this year, compared to a net loss of $769,000, or $.48 basic and $.47 diluted loss per share, for the same period last year. The improvement in net loss for the current year was attributable to a reduction in pre-tax loss in the Corporation's brewing operations.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the second quarter were $25.0 million, a decrease of $3.9 million from last year's second quarter net sales of $28.9 million. Barrel sales for the second quarter this year were down 15.5% over last year due to a 12.5% decrease in Genesee Brewing Company's core brands, a 14.1% decrease in the HighFalls brands and a 25.3% decrease in volume under the contract with Boston Beer Company.

      Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

      The decline in HighFalls volume, which represents 24% of total volume, was primarily the result of decreased Honey Brown Lager draft (on premise) sales. It is management's belief that, Honey Brown has maintained a higher percentage of draft business than competing craft brands. The slowdown in the craft segment of the industry is affecting draft sales to a greater extent and HighFalls, with its higher concentration, is affected to a greater degree. It is anticipated that Honey Brown Lager draft sales will continue to be adversely affected.

      The decline in contract brewing volume for the quarter was due to a reallocation by Boston Beer Company of a portion of its production requirements in anticipation of the start of production of a new package configuration by Genesee Brewing Company. Production of the new package configuration continues to be delayed by the inability of a Boston Beer Company supplier to deliver packaging materials. Production of the new package configuration is now scheduled to commence in December. The decline in volume was also due to a shift in production of a seasonal product to November versus October in the prior year and Boston Beer Company moving production of a short run brand and 22oz. packages to its Cincinnati, Ohio plant.

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

      Genesee Brewing Company's gross profit decreased $1.1 million to $5.0 million, or 20.1% of net sales, in the second quarter of fiscal 1999, compared to $6.2 million or 21.4% of net sales, in the second quarter of fiscal 1998. The negative volume trends for both the Genesee core brands and the HighFalls craft brands, together with the unfavorable shift in product mix towards Multipak can packages, contributed to the decline in gross profit in the second quarter this year. In addition, intense competition has resulted in price stagnation over the past several years, further depressing Genesee Brewing Company's gross profit margins.

      Selling, general and administrative expenses were down $1.7 million in the second quarter of fiscal 1999 compared to the same period last year. This decrease is primarily the result of cost reduction efforts implemented in fiscal 1998.

      Genesee Brewing Company's second quarter operating loss of $2.7 million was $576,000 less than the $3.3 million operating loss in the second quarter of the prior year. This improvement was primarily due to lower selling, general and administrative spending in the second quarter of fiscal 1999 as compared to the same period last year.

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

      During the past ten years, demand for many established domestic brands has declined as consumers have turned to new domestic brands, imports and the diverse range of beer styles offered by the craft beer segment. However, a slowdown in the craft beer segment of the industry that began in 1997 has continued through 1998.

      As a result of these trends and the excess capacity that exists in the industry, brewers are attempting to gain market share through reduced pricing, intensive marketing and promotional programs, new product introductions and innovative packaging. In addition, the industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks. Although Anheuser Busch, the largest domestic brewer, recently implemented price increases on certain brands and packages in certain markets, there can be no assurance that these increases will remain in place or that they will provide any meaningful relief in the markets where Genesee Brewing Company products are sold.

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

      The competitive position of smaller brewers like Genesee Brewing Company has also been adversely affected by the consolidation that is occurring within the distribution tier of the brewing industry. The effects of this consolidation have been aggravated by the aggressive efforts of the large national brewers to obtain an increasing share of the distributor's time and attention devoted to their brands. During the past several years, the large national brewers have utilized a variety of inducements, incentives and contractual terms to cause their distributors to make a greater commitment to their brands, largely at the expense of the brands of smaller brewers, like Genesee, that are also sold by these distributors. These developments have made it increasingly difficult for Genesee Brewing Company to effectively promote and sell its brands in its core markets and to expand sales of its products in new or lower share markets.

      The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to materially abate in the near term.

Foods Division

      On August 3, 1998, the Corporation acquired TKI Foods, Inc. and Spectrum Foods, Inc. for $18.8 million, net of post closing adjustments. The purchase price was funded in part by a $10 million credit facility from a commercial bank, with the balance of the purchase price paid from the Corporation's cash reserves. TKI Foods, is a food company located in Springfield, Illinois, and Spectrum Foods, an affiliated company was located in Decatur, Illinois.

      Net sales for the Foods Division were $13.2 million in the second quarter of fiscal 1999, compared to $10.3 million for the second quarter last year. The increase in net sales was primarily attributable to $4.4 million in second quarter sales of artificial sweeteners and other private label food products of TKI Foods and Spectrum Foods. The increase in net sales attributable to the TKI Foods and Spectrum Foods product line was partially offset by the loss of $1.4 million in net sales recorded in the second quarter of the prior year from a one time government soup contract and a contract to package infant cereal that were completed in fiscal 1998. The Foods Division is not aggressively seeking to replace this contract manufacturing business, instead devoting resources to its core retail private label business and the relocation and integration of TKI Foods and Spectrum Foods business into the Foods Division.

      Gross profit for the Foods Division increased $1.2 million to $3.2 million in the second quarter of fiscal 1999, compared to $2.0 million for the second quarter last year. The increase in gross profit was attributable to the acquisition of TKI Foods and Spectrum Foods.

      Selling, general and administrative expenses increased $1.2 million in the second quarter of fiscal 1999 compared to the same period last year. This increase is primarily the result of additional costs incurred in connection with to the acquisition of TKI Foods and Spectrum Foods.

      The Foods Division had an operating profit of $1.3 million in the second quarter of fiscal 1999, which was $15,000 less than the operating profit reported in the first quarter last year.

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

      On October 29, 1998 the Foods Division purchased a 340,000 square foot production facility in Medina, New York for $2.4 million. The Foods Division expects to spend approximately $4.6 million on capital improvements to the Medina facility. The Foods Division borrowed $4.8 million under a mortgage loan from a commercial bank to fund the acquisition of the Medina facility and a portion of the improvement costs. The balance of the improvement costs will be paid from the proceeds of a $1.7 million term loan from the same commercial bank which will be drawn down as the costs are incurred, with any remaining improvement costs paid from the Corporation's cash reserves. The Foods Division expects to relocate and consolidate its operations currently located in leased facilities in Albion, New York and Springfield, Illinois to the Medina facility beginning in calendar 1999. The Foods Division is expected to benefit from synergistic cost savings after all of its operations have been consolidated at the Medina plant, which is scheduled to be completed during fiscal 2000.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $955,000 for the second quarter of fiscal 1999, compared to $728,000 for the second quarter of fiscal 1998. The higher operating income was primarily due to an increase in equipment lease revenue.

Comparison of 26 weeks ended October 31, 1998 to 26 weeks ended November 1, 1997

      Consolidated year-to-date net revenues were $78.6 million, a decrease of $4.3 million from the consolidated net revenues of $82.9 million reported for the same period last year. The lower revenues were due to lower sales volume at the Genesee Brewing Company, which were partially offset by increased sales by the Corporation's Foods Division.

      On a consolidated basis, the Corporation reported year-to-date net earnings of $546,000, or $.34 basic and diluted earnings per share, compared to net earnings of $647,000, or $.40 basic and diluted earnings per share, for the same period last year. The decrease in net earnings for the current year was attributable to reduced contract manufacturing revenues in the Corporation's Foods Division.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the first two quarters of fiscal 1999 were $57.4 million, a decrease of $6.6 million, or 10.3%, from the prior year's net sales of $64.0 million. Barrel sales for the first two quarters were down 12.9% over last year due to a 10.9% decrease in Genesee Brewing Company's core brands, a 7.4% decrease in Genesee Brewing Company's HighFalls brands and a 27.9% decrease in volume under the contract with Boston Beer Company.

      Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

      The decline in HighFalls volume, which represents 24% of total volume, was primarily the result of decreased Honey Brown Lager draft (on premise) sales. It is management's belief that, Honey Brown has maintained a higher percentage of draft business than competing brands in the craft segment of the industry. The decrease in Honey Brown draft sales year-to-date has been partially offset by a 1.2% increase in Honey Brown case sales.

      The year-to-date decline in contract brewing volume was due to the reallocation by Boston Beer Company of a portion of its production requirements in anticipation of the start of production of a new package configuration by Genesee Brewing Company. Production of the new package configuration continues to be delayed by the inability of a Boston Beer Company supplier to deliver packaging materials. Production of the new package configuration is now scheduled to commence in December. The decline in volume was also due to a shift in production and sale of a seasonal product to November versus October in the prior year and Boston Beer Company moving production of a short run brand and 22oz. packages to their Cincinnati, Ohio plant. The contract volume lost as a result of the delay in producing the new package configuration is not expected to be made up during the balance of fiscal 1999. Future changes in volume will depend on consumer demand for Boston Beer Company products and on decisions made by Boston Beer Company regarding allocation of production among its several sources of supply.

      Genesee Brewing Company's gross profit decreased $1.9 million to $13.4 million, or 23.4% of net sales, year-to-date for fiscal 1999, compared to $15.3 million, or 24.0% of net sales, in the prior year. The negative volume trends for both the Genesee core brands and the HighFalls craft brands, together with the unfavorable shift in product mix towards Multipak can packages contributed to the decline in gross profit for fiscal 1999. In addition, intense competition has resulted in price stagnation over the past several years, further depressing Genesee Brewing Company's gross profit margins.

      Selling, general and administrative expenses were down $2.5 million in the first two quarters of fiscal 1999 compared to the same period last year. This decrease is the result of timing of spending this year versus last and cost reduction efforts implemented in fiscal 1998.

      Genesee Brewing Company's fiscal 1999 operating loss of $2.2 million was $518,000 less than the $2.7 million operating loss in the prior year. This improvement was primarily due to the decline in selling, general and administrative spending in the first two quarters of fiscal 1999 as compared to the same period last year.

Foods Division

      Net sales for the Foods Division were $19.4 million in the first two quarters of fiscal 1999, compared to $17.4 million for the same time period last year. The increase in net sales was primarily attributable to $4.4 million in second quarter sales of artificial sweeteners and other private label food products of TKI Foods, Inc., and Spectrum Foods, Inc. This increase in net sales was partially offset by the loss of $2.1 million in net sales recorded in the first half of the prior year from a government soup contract and a contract to package infant cereal that were completed in fiscal 1998.

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

      Gross profit for the Foods Division increased $724,000 to $3.7 million in the first half of fiscal 1999, compared to $3.0 million for the same period last year. The increase in gross profit was attributable to the acquisition of TKI Foods and Spectrum Foods.

      Selling, general and administrative expenses increased $1.3 million in the first half of fiscal 1999 compared to the same period last year. This increase is primarily the result of additional costs incurred attributable to the acquisition of TKI Foods and Spectrum Foods.

      The Foods Division had an operating profit of $1.0 million in the first half of fiscal 1999, which was $533,000 less than the operating profit reported last year. The decrease in operating profit is the result of the loss of contract revenue from the prior year, and the additional costs associated with operating two facilities. The Foods Division is expected to benefit from synergistic cost savings after all of its operations have been relocated to the newly acquired production facility in Medina, New York, which is scheduled to be completed during fiscal 2000.

Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported year-to-date operating income of $1.7 million for fiscal 1999, compared to $1.4 million for the prior year. The higher operating income was primarily due to an increase in equipment lease revenue.


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $11.0 million at October 31, 1998 and $20.5 million at May 2, 1998. The decline in cash, cash equivalents, and marketable securities was the result of the sale of marketable securities to fund a portion of the cost to acquire TKI Foods and Spectrum Foods.

      Accounts receivable balances were $863,000 higher at October 31, 1998 than May 2, 1998. Inventories at October 31, 1998 were $2.4 million higher than the balances reported at May 2, 1998. Net property, plant and equipment balances were $3.3 million higher at October 31, 1998 than May 2, 1998. Goodwill and other intangibles balances were $17.8 million higher at October 31, 1998 than May 2, 1998. Goodwill and other intangibles, net property, plant and equipment, accounts receivable and inventories increased due to the acquisition of TKI Foods and Spectrum Foods.

      Current liabilities were $12.2 million higher at October 31, 1998 compared to May 2, 1998 due to the $10 million credit facility that was used to fund a portion of the purchase price of TKI Foods and Spectrum Foods, with the balance attributable to accrued liabilities acquired with TKI Foods and Spectrum Foods.

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

      The $4.8 million mortgage payable was established on October 29, 1998 with a commercial bank in connection with financing the acquisition of and capital improvements the to Foods Division's new facility in Medina, New York.

      The Corporation has a strategy to search for and develop opportunities which will contribute to the future growth of its non-brewing business. The Corporation plans to use its capital resources to further expand its Foods Division to broaden its profit base and contribute to the continued long-term success of the Corporation.

      The Corporation expects that it will fund its future capital needs with a combination of debt and internally generated funds. With respect to real estate investments and equipment leasing, it is expected that the debt component will generally be obtained on a non-recourse basis. The Corporation also continues to seek acquisition opportunities in the foods industry. Any such acquisition may involve new debt or the assumption of existing debt.

     On December 4, 1998, the engineering firm engaged by Genesee Brewing Company to inspect its system for storing and handling chemicals used to clean and sanitize brewing equipment, kegs and refillable bottles (the "System") delivered a preliminary cost estimate of up to $1.9 million to modify and/or replace components of the System to achieve compliance with New York State's chemical bulk storage regulations (the "Regulations"). A detailed inspection report and cost estimate is expected from the engineering firm by December 31, 1998. The engineering firm has indicated that its preliminary estimate is conservative. In addition, management believes that it will be able to substantially reduce the actual cost by making changes to the System and by seeking variances from certain requirements of the Regulations as they apply to the System.

     Genesee Brewing Company will work to develop a program of modifications, upgrades and replacements to the System to achieve compliance with the Regulations (the "Compliance Program"). The deadline for compliance with the Regulations is December 22, 1999 and Genesee Brewing Company may not be able to complete the entire Compliance Program by that date in which case it intends to seek extensions to complete those portions of its Compliance Program that cannot be completed by the deadline.

      It is anticipated that the cost of the Compliance Program will be funded internally and depreciated over the useful life of the System modifications or replacements.

YEAR 2000

General

      The Corporation is currently assessing and undertaking steps to address potential problems that could affect the business operations and financial condition of the Corporation and its subsidiaries as a result of the year 2000 issue. The year 2000 issue is the result of computer hardware and software systems and other equipment with embedded chips or processors that use only two digits to represent the year. As

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

the year 2000 approaches, time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. These systems may fail to operate or be unable to process data accurately as a result of this flaw. The year 2000 issue could arise at any point in the supply chain, manufacturing process, distribution channels or information systems of the Corporation, its subsidiaries and third parties with which they do business. The Corporation has formed a task force made up of senior managers to address year 2000 compliance issues. These issues include identification of critical and non-critical systems, determining appropriate remediation measures, assigning responsibility and scheduling of planned remediation, documentation and certification of task completion, assessing third party relationships for compliance, cost estimation and monitoring, and contingency planning for the Corporation and each of its subsidiaries.

State of Readiness

      The Corporation's year 2000 project is proceeding on schedule so far. The task force has identified critical and non-critical information and other technology systems at its Genesee Brewing Company subsidiary and is in the process of identifying these systems in its Foods Division and its equipment leasing and real estate investment businesses. In November 1998, Genesee Brewing Company implemented a major hardware and software upgrade to bring its manufacturing, information and financial consolidation software into year 2000 compliance. The new system has been tested and Genesee Brewing Company is currently in the process of programming to resolve minor issues relating to the operation of this new system. This programming is expected to be completed during the third quarter of fiscal 1999.

       The task force is currently in the process of identifying critical third party relationships and is developing a program to assess year 2000 readiness of vendors, customers and other material third party relationships for each of its businesses. The Corporation's timetable for completion of the identification process and communication program is the end of the third quarter of fiscal 1999.

Year 2000 Costs

      The Corporation is committed to making the investments required to ensure year 2000 readiness of the information and other technology systems of each of its business units. These investments include hardware and software upgrades and replacement. The cost to achieve year 2000 readiness for the internal information and other technology systems of the Corporation and its subsidiaries is currently estimated to be approximately $1.7 million, with $1.3 million spent to date.

Year 2000 Risks

      Failure by the Corporation or any third party with which the Corporation has a material business relationship to achieve a year 2000 readiness could result in the disruption of normal business activities. Such failures could materially affect the Corporation's results of operations, liquidity and financial condition. The Corporation is currently unable to estimate the impact on its results of operations, liquidity and financial condition from the failure to achieve year 2000 readiness of the Corporation's internal systems or the failure of venders, customers or third parties to achieve year 2000 readiness. Risks inherent with the year 2000 problem could occur if there is an interruption of needed supplies and services,

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

including energy, telecommunications and information exchange suppliers. In a worse case scenario, this could interrupt or prevent the Corporation's businesses from producing and selling their products or receiving payment from customers. Management believes that it can achieve year 2000 readiness with its internal systems on a timely basis, but at this time is unable to assure year 2000 readiness by third parties in the same time frame.

Year 2000 Contingency Plans

      The task force established by the Corporation will evaluate business disruption scenarios that could result from a failure to achieve year 2000 readiness, identify and implement preemptive strategies, and develop and coordinate contingency plans. Contingency plans to address reasonably likely worse case scenarios will be in place by the end of the first quarter of fiscal 2000.

Safe Harbor for Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability of Genesee Brewing Company and its distributors to develop and execute effective marketing and sales strategies for Genesee Brewing Company's products; the potential erosion of sales revenues and profit margins through continued price stagnation, increased discounting or a higher proportion of sales in lower margin Multipaks; a continuation of the slowdown in the craft beer category or a potential shift in consumer preferences away from the craft category, including Honey Brown Lager; the intensely competitive, slow-growth nature of the beer industry; demographic trends and social attitudes that can reduce beer sales; the continued growth in the popularity of import and nationally advertised beers; increases in the cost of aluminum, paper packaging and other raw materials; the Corporation's inability to reduce manufacturing and overhead costs of its brewing and foods businesses to more competitive levels; changes in significant laws and government regulations affecting sales, advertising and marketing of malt beverage products; significant increases in federal, state or local beer or other excise taxes; the potential impact of beer industry consolidation at both the brewer and distributor levels; a shift in consumer preferences away from store-brand, private label food products increased competition from branded food product producers that might adversely affect sales of private label products; the possibility that the Corporation's Foods Division might experience delays or difficulties in integrating TKI Foods and Spectrum Foods; the possibility that the Foods Division might experience delays or difficulties in the relocation of its operations to Medina, New York; the possibility that the Foods Division might not achieve all of the expected synergies from the integration and relocation of all operations into a single facility; interest rate fluctuations that could reduce demand for or the rate of return on new equipment lease business; increased competition in the equipment leasing business resulting from lower interest rate environment; increases in the estimated costs to achieve year 2000

                               GENESEE CORPORATION


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

readiness;  and  the  risk  that  computer  systems  of  the  Corporation,   its
subsidiaries and their significant suppliers or customers may not be year 2000 compliant.

PART II.  OTHER INFORMATION

     The Corporation's annual meeting of Class A shareholders was held on October 22, 1998. At the annual meeting, shareholders elected William A. Buckingham, Samuel T. Hubbard, Jr. and Robert N. Latella to serve as directors until the annual meeting of shareholders in 2001. The terms of office of Stephen
B. Ashley, Thomas E. Clement Gary C. Geminn, Richard P. Miller, Jr., Charles S. Wehle and John L. Wehle, Jr. continued after the annual meeting of shareholders.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are attached to this report:

             Exhibit 10 - Amendment No. 1 to Genesee Corporation 1986 Incentive Bonus Plan.

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


                               GENESEE CORPORATION



Date:   12/11/98                  /s /Robert N. Latella
                               Robert N. Latella
                               Executive Vice President
                               and Chief Operating Officer



Date:   12/11/98                  /s / Michael C. Atseff
                               Michael C. Atseff
                               Vice President and Controller

                               GENESEE CORPORATION



                                  EXHIBIT INDEX



Exhibit Number                 Exhibit                                     Page

      10           Amendment No. 1 to Genesee Corporation                   20
                   1986 Incentive Bonus Plan

                  AMENDMENT NO. 1 OF GENESEE CORPORATION
                            INCENTIVE 1986 BONUS PLAN


     On September 15, 1998, the following amendment of the Genesee Corporation 1986 Incentive Bonus Plan (the "Plan") was unanimously adopted by the Management Continuity Committee of the Board of Directors of Genesee Corporation (the "Corporation").

     1.   A new Section 3(D) shall be added to the Plan to read as follows:

          Not withstanding any other provision of the Plan, the amount of all Awards payable pursuant to the Plan to Category A participants (as hereinafter designated) in fiscal 1999 shall be determined in the sole discretion of the Committee, with or without regard to the achievement of goals established for the Performance Measure and/or the amount(s) of award(s) paid to any other Participant(s).

     2. All capitalized terms shall have the definitions set forth in the Plan.

     3. Except as set forth above, the Plan shall remain in full force and effect in accordance with the terms thereof.


      IN WITNESS WHEREOF, the Corporation has caused this Amendment to be executed by its duly authorized officer as of September 15, 1998.


GENESEE CORPORATION


By:         /s/R. N. Latella
         Robert N. Latella, Executive Vice President
         and Chief Operating Officer