Form 10-Q
period 1999-01-30
GENESEE CORP
filed 1999-03-12
CIK 40934

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  January 30, 1999

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
        par value $.50 per share

                  GENESEE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     January 30, 1999 and May 2, 1998

                                                                                        UNAUDITED AUDITED
(Dollars in Thousands)                                                          January 30, 1999       May 2, 1998

ASSETS
     Current assets:
        Cash and cash equivalents                                                    $ 6,358            $ 2,692
        Marketable securities available for sale                                       8,092             17,808
        Trade accounts receivable, less allowance for doubtful receivables
           of $520 at January 30, 1999; $433 at May 2, 1998                            9,690             10,163
        Inventories, at lower of cost (first-in, first-out) or market                 17,309             14,258
        Deferred income tax assets                                                     1,879              1,315
        Other current assets                                                             920                683
                                                                                    ---------           --------
           Total current assets                                                       44,248             46,919

     Net property, plant and equipment                                                36,162             33,311
     Investment in and notes receivable from unconsolidated real estate partnerships   5,333              5,534
     Investments in direct financing and leveraged leases                             29,824             34,638
     Goodwill and other intangibles                                                   28,043             10,737
     Other assets                                                                      3,514              4,450
                                                                                    =========           ========
           Total assets                                                              147,124            135,589
                                                                                    =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                               8,167              8,358
        Income taxes payable                                                           1,596                692
        Federal and state beer taxes payable                                             700              1,756
        Line of credit and current portion of mortgage payable                         3,079                  -
        Accrued expenses and other                                                    10,991              7,255
                                                                                    ---------           --------
           Total current liabilities                                                  24,533             18,061

     Deferred income tax liabilities                                                   9,360              9,295
     Accrued postretirement benefits                                                  15,415             15,415
     Mortgage payable                                                                  4,725                  -
     Other liabilities                                                                   412                471
                                                                                    ---------           --------
           Total liabilities                                                          54,445             43,242

     Minority interests in consolidated subsidiaries                                   2,425              2,227
     Shareholders' equity:
        Common stock Class A                                                             105                105
        Common stock Class B                                                             753                753
        Additional paid-in capital                                                     5,856              5,842
        Retained earnings                                                             86,739             86,143
        Unrealized gain on marketable securities, net of income taxes                    244                752
        Less treasury stock, at cost                                                   3,443              3,475

                                                                                    ---------           --------
           Total shareholders' equity                                                 90,254             90,120
                                                                                    ---------           --------

           Total liabilities and shareholders' equity                              $ 147,124          $ 135,589
                                                                                    =========           ========

        See accompanying notes to consolidated financial statements.

                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS
                 OF EARNINGS AND RETAINED EARNINGS
     Thirteen Weeks Ended January 30, 1999 and January 31, 1998

(Dollars in Thousands,
Except Per Share Data)

                                                                                               UNAUDITED
                                                                                       1999                1998

Revenues                                                                            $ 41,732            $ 42,560

         Federal and state beer taxes                                                  6,303               6,701
                                                                                  -----------         -----------

Net revenues                                                                          35,429              35,859

          Cost of sales                                                               27,144              28,877
                                                                                  -----------         -----------

Gross profit                                                                           8,285               6,982

           Selling, general and administrative expenses                                8,843               8,532
                                                                                  -----------         -----------

Operating loss                                                                          (558)             (1,550)

          Investment income                                                              281               1,335
          Other income / (expense), net                                                3,403                 (72)
          Interest of minority partners in earnings of
              consolidated subsidiaries                                                 (216)               (199)
                                                                                  -----------         -----------

Earnings / (loss) before income taxes                                                  2,910                (486)

          Income taxes / (Benefit)                                                     1,159                (139)
                                                                                  -----------         -----------

Net earnings / (loss)                                                                  1,751                (347)
Basic and Diluted earnings / (loss) per share                                           1.08               (0.21)

Retained earnings at beginning of period                                              84,988              86,669

                                                                                  -----------         -----------

Retained earnings at end of period                                                  $ 86,739            $ 86,322
                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.


                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                        OF EARNINGS AND RETAINED EARNINGS
          Thirty Nine Weeks Ended January 30, 1999 and January 31, 1998

(Dollars in Thousands,
Except Per Share Data)

                                                                                             UNAUDITED
                                                                                       1999             1998

Revenues                                                                          $ 136,291        $ 143,440

         Federal and state beer taxes                                                22,290           24,721
                                                                                 -----------      -----------

Net revenues                                                                        114,001          118,719

          Cost of sales                                                              86,833           91,965
                                                                                 -----------      -----------

Gross profit                                                                         27,168           26,754

           Selling, general and administrative expenses                              27,692           28,042
                                                                                 -----------      -----------

Operating loss                                                                         (524)          (1,288)

          Investment income                                                           1,746            2,725
          Other income / (expense), net                                               3,460             (233)
          Interest of minority partners in earnings of
              consolidated subsidiaries                                                (710)            (582)
                                                                                 -----------      -----------

Earnings before income taxes                                                          3,972              622

          Income taxes                                                                1,675              322
                                                                                 -----------      -----------

Net earnings                                                                          2,297              300
Basic and Diluted earnings per share                                                   1.42             0.18

Retained earnings at beginning of period                                             86,143           87,720

         Less: Dividends - $1.05 per share in 1999
                  and $1.05 per share in 1998                                         1,701            1,698
                                                                                 -----------      -----------

Retained earnings at end of period                                                 $ 86,739         $ 86,322
                                                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                      GENESEE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Thirty Nine Weeks Ended January 30, 1999 and January 31, 1998

                                                                                         UNAUDITED
(Dollars in thousands)                                                            1999              1998

Cash flows from operating activities:
    Net earnings                                                               $ 2,297             $ 300
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                            4,932             3,762
        Other                                                                      214               703
    Changes in non-cash assets and liabilities:
        Trade accounts receivable                                                1,402               999
        Inventories                                                             (1,172)             (217)
        Other assets                                                               334              (946)
        Accounts payable                                                        (1,848)           (1,022)
        Accrued expenses and other                                               1,920             1,078
        Income taxes payable                                                       904              (540)
        Federal and state beer taxes                                            (1,056)           (1,089)
        Other liabilities                                                       (1,431)              (69)
                                                                               -----------   -------------
             Net cash provided by operating activities                           6,496             2,959
                                                                               -----------   -------------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                         (18,826)          (11,060)
    Capital expenditures                                                        (4,466)           (5,153)
    Sales of marketable securities                                              10,319            29,816
    Purchases of marketable securities and other investments                        82           (14,633)
    Investments in and advances to unconsolidated real
       real estate investments, net of distributions                               200                43
    Net investment in direct financing and leveraged leases                      4,814            (1,539)
    Withdrawals by minority interest                                              (513)             (153)
                                                                               -----------   -------------
             Net cash used in investing activities                              (8,390)           (2,679)
                                                                               -----------   -------------

Cash flows from financing activities:
    Line of credit                                                               3,000                 -
    Mortgage payable                                                             4,780               (15)
    Payment of dividends                                                        (2,266)           (2,265)
    Proceeds from exercise of stock options                                         46                38
                                                                               -----------   -------------
             Net cash provided by / (used in) financing activities               5,560            (2,242)
                                                                               -----------   -------------

Net increase / (decrease) in cash and cash equivalents                           3,666            (1,962)

Cash and cash equivalents at beginning of the year                               2,692             4,521

                                                                               ===========   =============
        Cash and cash equivalents at end of the period                         $ 6,358           $ 2,559
                                                                               ===========   =============

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

NOTE (B)   Inventories are summarized as follows:

                                                                           Dollars  in  thousands
                                                                    January 30, 1999      May 2, 1998

           Finished goods                                               $   6,594         $   5,567
           Goods in process                                                 1,518             1,664
           Raw materials, containers and packaging supplies                 9,197             7,027
                Total inventories                                       $  17,309         $  14,258


NOTE (C) The Corporation's consolidated balance sheet shows a mortgage payable in the principle amount of $4.8 million, collateralized by certain land and buildings. The mortgage payable bears interest at a fixed rate of 6.49% per annum and requires payments of principal and interest through 2008. The maturities of the mortgage payable for each fiscal year through the year ending May 1, 2004 are, respectively, $82,000, $87,000, $93,000, $99,000 and
           $106,000.

           In addition, the Corporation has a $15 million line of credit which bears interest at LIBOR plus .70 for an effective rate of 5.97% in effect through February 28, 1999. This line of credit expires in July 1999. At January 30, 1999, $12 million was available for use under this instrument.

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

           The components of the corporation's total comprehensive income were:

                                                                                      Dollars in Thousands
                                                                          Thirteen Weeks Ended      Thirty Nine Weeks Ended
                                                                          1/30/99    1/31/98           1/30/99     1/31/98

           Net earnings/(loss)                                           $ 1,751    $  (347)         $  2,297     $   300
           Unrealized loss on marketable
              securities, net of taxes                                       (20)      (478)             (508)       (234)

           Total comprehensive income / (loss)                           $ 1,731    $  (825)         $  1,789     $    66


                            GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations

Comparison of 13 weeks ended January 30, 1999 to 13 weeks ended January 31, 1998

      Consolidated net revenues for the thirteen weeks ended January 30, 1999 were $35.4 million, a decrease of $430,000 over consolidated net revenues reported for the same period last year. The lower revenues were due to lower sales volume at the Genesee Brewing Company, which were partially offset by increased sales by the Corporation's Foods Division.

      On a consolidated basis, the Corporation reported an operating loss of $558,000, which was a $992,000 improvement compared to the same period last year. The improvement in operating performance was due to reduced selling, general and administrative expenses at the Genesee Brewing Company and higher operating income from the Foods Division.

      Earnings before income taxes were $2.9 million, which was a $3.4 million improvement compared to the same period last year. The improvement in earnings before income taxes was due to a $3.4 million gain realized by Genesee Ventures, Inc. from the sale of its investment in Lloyd's Food Products, Inc. Lloyd's Food Products is a Minnesota-based producer of prepared packaged barbecued meat products that Genesee Ventures, Inc. acquired a minority equity interest in during the second quarter of fiscal 1998. This $1.5 million investment was accounted for at cost. The stock of Lloyd's Food Products was sold to General Mills, Inc. in January 1999, resulting in a pre-tax gain of $3.4 million to the Corporation.

      On a consolidated basis, the Corporation reported net earnings of $1.8 million, or $1.08 basic and diluted earnings per share, in the third quarter this year, compared to a net loss of $347,000, or $.21 basic and diluted loss per share, for the same period last year.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the third quarter were $23.5 million, a decrease of $3.0 million from last year's third quarter net sales of $26.5 million. Barrel sales for the third quarter this year were down 8.8% from the prior year period due to a 12.2% decrease in Genesee Brewing Company's core brands and a 12.0% decrease in the HighFalls brands. The declines in core and HighFalls brand volume were partially offset by a 11.5% increase in volume under the production contract with Boston Beer Company.

      Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

      The decline in HighFalls volume, which represents 23% of total barrel volume, was primarily the result of decreased Honey Brown Lager draft (on premise) sales. It is management's belief that Honey Brown has maintained a higher percentage of draft volume than competing specialty brands and that the slowdown in the specialty segment of the industry is affecting draft sales to a greater extent than package sales. Consequently, Honey Brown Lager, with its higher concentration in draft, was affected to a greater degree.

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      The increase in contract brewing volume for the quarter was due to the start of production of a new package configuration in December 1998. Production of this new package configuration was originally scheduled to begin in the first quarter of fiscal 1999, but was delayed by the inability of a Boston Beer Company supplier to deliver packaging materials.

      Genesee Brewing Company's gross profit decreased $86,000 to $4.9 million in the third quarter of fiscal 1999, compared to $5.0 million in the third quarter of fiscal 1998. The negative volume trends for both the Genesee core brands and the HighFalls craft brands, together with the shift in product mix towards lower margin Multipak can packages, contributed to the decline in gross profit in the third quarter this year.

      Selling, general and administrative expenses were down $731,000 in the third quarter of fiscal 1999 compared to the same period last year. This decrease is primarily the result of cost reduction efforts implemented in fiscal 1998.

      Genesee Brewing Company's third quarter operating loss of $2.0 million was $645,000 less than the $2.6 million operating loss in the third quarter of the prior year. This improvement was primarily due to lower selling, general and administrative spending in the third quarter of fiscal 1999 compared to the same period last year.

      As previously reported, the beer industry in the United States continues to be highly competitive. The industry is dominated by Anheuser Busch, Inc., Miller Brewing Company and Coors Brewing Company, which together account for more than 80% of domestic production. In comparison, the volume of malt beverages produced by Genesee Brewing Company represents less than 1% of annual domestic production. In recent years, per capita consumption of malt beverages in the United States has declined and total consumption has grown by an average of less than 1% a year. However, consumption of domestically produced malt beverages has remained basically flat during this period, with the increase in overall consumption coming largely from the increasing popularity of imported malt beverages.

      During the past ten years, demand for many established domestic brands has declined as consumers have increasingly turned to certain nationally advertised light beer brands, imported malt beverages and domestic specialty beers like Honey Brown Lager. However, the slowdown in the domestic specialty beer segment of the industry that began in 1997 continued during 1998.

           As a result  of  these  trends  and the  excess  capacity  that exists in the industry, brewers are attempting to gain market share through reduced pricing, intensive marketing and promotional programs and innovative packaging. The industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks. Although the large national brewers implemented price increases during the fourth quarter of calendar 1998 these increases were generally not as significant as originally anticipated. Instead of an across-the-board general price increase, the national brewers took a much more targeted approach, increasing prices on certain brands

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

and packages based largely on regional competitive considerations. Although these price increases allowed Genesee Brewing Company to make modest price increases on certain packages in certain markets, the price relief did not have a meaningful affect on Genesee Brewing Company's overall profitability.

      The  competitive  position of smaller  brewers like Genesee  Brewing
Company has also been adversely affected by the consolidation that is occurring within the distribution tier of the brewing industry. The effects of this consolidation have been aggravated by the aggressive efforts of the large national brewers to ensure that an increasing share of the distributor's time and attention is devoted to their brands. During the past several years, the large national brewers have utilized a variety of inducements, incentives and contractual terms to cause their distributors to make a greater commitment to their brands, largely at the expense of the brands of smaller brewers, like Genesee, that are also sold by these distributors. These developments have made it increasingly difficult for Genesee Brewing Company to effectively promote and sell its brands in its core markets and to expand sales of its products in new or lower share markets.

      The  competitive   conditions  in  the  brewing  industry  that  are
impacting the performance of Genesee Brewing Company are not expected to materially abate in the near term.

Foods Division

      Net sales for the Foods Division were $11.1 million in the third quarter of fiscal 1999, compared to $8.4 million for the third quarter last year. The increase in net sales was primarily attributable to $4.4 million in third quarter sales of artificial sweeteners and other private label food products of TKI Foods, Inc. and Spectrum Foods, Inc., which were acquired by the Corporation during the second quarter of fiscal 1999. The increase in net sales attributable to the TKI Foods and Spectrum Foods acquisitions was partially offset by the loss of $800,000 in net sales recorded in the third quarter of the prior year from a one-time government soup contract that was completed in fiscal 1998. The Foods Division did not aggressively seek to replace this contract manufacturing business, instead devoting resources to its core retail private label business and the relocation and integration of TKI Foods and Spectrum Foods business into the Foods Division.

      Also partially offsetting the increase in net sales was the loss of $600,000 of Ice Tea Mix sales in the third quarter of fiscal 1999 as compared to the same period of the prior year. Some of the Foods Division's retail chain store customers shifted their iced tea purchases to a Canadian sugar refiner that is seeking to aggressively expand its share of the United State's private label iced tea mix market. This Canadian supplier, which controls a large percentage of the U.S. tariff rate quota for imported products, is offering extremely low prices to Foods Division iced tea mix customers to draw their iced tea mix business away from the Foods Division. Management believes certain actions by the Canadian sugar refiner violates the United States trade laws. The Corporation is seeking relief from these trade practices through appropriate government channels. In addition to sales lost when Foods Division customers shifted their iced tea mix to the Canadian sugar refiner, the Foods Division also had to significantly reduce its prices for iced tea

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

mix to its other iced tea mix customers to retain their business, which further eroded iced tea mix revenues and profit margins in the third quarter.

      Gross profit for the Foods Division increased $1.5 million to $2.5 million in the third quarter of fiscal 1999, compared to $1.0 million for the third quarter last year. The increase in gross profit was attributable to the acquisition of TKI Foods and Spectrum Foods.

      Selling, general and administrative expenses increased $1.3 million in the third quarter of fiscal 1999 compared to the same period last year. This increase is primarily the result of additional costs incurred in connection with to the acquisition of TKI Foods and Spectrum Foods.

      The Foods Division had an operating profit of $758,000 in the third quarter of fiscal 1999, which was $293,000 more than the operating profit reported in the third quarter last year.

      Foods Division profitability in the third quarter was adversely impacted by costs associated with owning the facility in Medina, New York that the Foods Division acquired in October 1998 and costs arising from transitioning the TKI Foods business from Springfield, Illinois to the Medina facility. The Foods Division is executing a plan, which is scheduled to be completed during fiscal 2000, to consolidate all of its operations at the Medina facility. This consolidation of all operations at a single location will allow the Foods Division to close its Springfield, Illinois and Albion, New York facilities, which is expected to generate significant cost savings for the Foods Division


Genesee Ventures

      Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $820,000 for the third quarter of fiscal 1999, compared to $739,000 for the third quarter of fiscal 1998. The higher operating income was primarily due to an increase in equipment lease revenue.

      Genesee Ventures, Inc. earnings before taxes increased $3.6 million to $4.0 million as compared to $444,000 for the same period last year. The increase in earnings was due to a $3.4 million gain on the sale of Genesee Ventures' investment in Lloyd's Food Products, Inc.

Comparison of 39 weeks ended January 30, 1999 to 39 weeks ended January 31, 1998

      Consolidated year-to-date net revenues were $114.0 million, a decrease of $4.7 million from the consolidated net revenues of $118.7 million reported for the same period last year. The lower revenues were due to lower sales volume at the Genesee Brewing Company, which were partially offset by increased sales by the Corporation's Foods Division.

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      Earnings before income taxes were $4.0 million, which was a $3.4 million improvement compared to the same period last year. The improvement in earnings before income taxes was due to a $3.4 million gain made on an equity investment made in September 1997. This investment was accounted for at cost.

       On a consolidated basis, the Corporation reported year-to-date net earnings of $2.3 million, or $1.42 basic and diluted earnings per share, compared to net earnings of $300,000, or $.18 basic and diluted earnings per share, for the same period last year.

Genesee Brewing Company

      Genesee Brewing Company's net sales in the first three quarters of fiscal 1999 were $80.9 million, a decrease of $9.6 million, or 10.6%, from the prior year's net sales of $90.5 million. Barrel sales for the first three quarters were down 11.8% over last year due to a 11.2% decrease in Genesee Brewing Company's core brands, a 8.7% decrease in Genesee Brewing Company's HighFalls brands and a 18.1% decrease in volume under the contract with Boston Beer Company.

      Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

      The decline in HighFalls volume, which represents 23% of total barrel volume, was primarily the result of decreased Honey Brown Lager draft (on premise) sales. It is management's belief that Honey Brown Lager has maintained a higher percentage of draft business than competing brands in the specialty beer segment of the industry.

      The year-to-date decline in contract brewing volume was due to the reallocation by Boston Beer Company of a portion of its production requirements in anticipation of the start of production of a new package configuration by Genesee Brewing Company. Production of the new package configuration was originally scheduled to begin in the first quarter of fiscal 1999 but was delayed until December 1998 by the inability of a Boston Beer Company supplier to deliver packaging materials. The decline in volume was also due to Boston Beer Company moving production of a short run brand and 22oz. packages to their Cincinnati, Ohio plant. The contract volume lost as a result of the delay in producing the new package configuration is not expected to be made up during the balance of fiscal 1999. Future changes in contract brewing volume will depend on consumer demand for Boston Beer Company products and on decisions made by Boston Beer Company regarding allocation of production among its several sources of supply.

Genesee Brewing Company's gross profit decreased $2.0 million to $18.4 million, or 22.7% of net sales, year-to-date for fiscal 1999, compared to $20.4 million, or 22.5% of net sales, in the prior year. The
negative   volume  trends  for  both  the  Genesee  core  brands  and  the
HighFalls craft brands, together with the shift in product mix towards lower margin Multipak can packages, contributed to the decline in gross

                         GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

profit for fiscal 1999. In addition, intense competition has resulted in price stagnation over the past several years, further depressing Genesee Brewing Company's gross profit margins.

           Selling, general and administrative expenses were down $3.2 million in the first three quarters of fiscal 1999 compared to the same period last year. This decrease is the result of timing of spending this year versus last and cost reduction efforts implemented in fiscal 1998.

      Genesee Brewing Company's fiscal 1999 operating loss of $4.2 million was $1.2 million less than the $5.4 million operating loss in the prior year. This improvement was primarily due to the decline in selling, general and administrative spending in the first three quarters of fiscal 1999 as compared to the same period last year.


Foods Division

      Net sales for the Foods Division were $30.5 million in the first three quarters of fiscal 1999, compared to $26.0 million for the same time period last year. The increase in net sales was primarily attributable to $8.6 million in year-to-date sales of artificial sweeteners and other private label food products of TKI Foods, Inc., and Spectrum Foods, Inc. This increase in net sales was partially offset by the loss of $2.3 million in net sales recorded in the first three quarters of the prior year from a government soup contract and a contract to package infant cereal that were completed in fiscal 1998. Also partially offsetting the increase in net sales was the loss of $1.7 million of ice tea mix sales in fiscal 1999 as compared to the same period of the prior year.

      Gross profit for the Foods Division increased $2.0 million to $6.2 million in the first three quarters of fiscal 1999, compared to $4.2 million for the same period last year. The increase in gross profit was attributable to the acquisition of TKI Foods and Spectrum Foods.

      Selling, general and administrative expenses increased $2.3 million in the first three quarters of fiscal 1999 compared to the same period last year. This increase is primarily the result of additional costs incurred attributable to the acquisition of TKI Foods and Spectrum Foods.

      The Foods Division had an operating profit of $1.8 million in fiscal 1999, which was $240,000 less than the operating profit reported last year. The decrease in operating profit is the result of the loss of contract revenue from the prior year, and the costs associated with transitioning the TKI Foods business to the Foods Division's newly acquired facility in Medina, New York.

                           GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

Genesee Ventures

           Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported year-to-date operating income of $2.6 million for fiscal 1999, compared to $2.1 million for the prior year. The higher operating income was primarily due to an increase in equipment lease revenue.

      Genesee Ventures, Inc. earnings before taxes increased $3.8 million to $5.1 million as compared to $1.3 million for the same period last year. The increase in earnings was due to a $3.4 million gain on the sale of Genesee Ventures' investment in Lloyd's Food Products, Inc.


LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $14.5 million at January 30, 1999 and $20.5 million at May 2, 1998. The decline in cash, cash equivalents, and marketable securities was the result of the sale of marketable securities to fund a portion of the cost to acquire TKI Foods and Spectrum Foods.

      Accounts receivable balances were $473,000 lower at January 30, 1999 than May 2, 1998. Genesee Brewing Company's receivables were lower due to seasonality and lower sales volume.

      Inventories at January 30, 1999 were $3.1 million higher than the balances reported at May 2, 1998. Net property, plant and equipment balances were $2.8 million higher at January 30, 1999 than May 2,
1998. Goodwill and other intangibles balances were $17.3 million higher at January 30, 1999 than May 2, 1998. Goodwill and other intangibles, net property, plant and equipment, accounts receivable and inventories increased due to the acquisition of TKI Foods and Spectrum Foods.

      Investments in direct financing and leveraged leases were $4.8 million lower than the balances reported at May 2, 1998. This decrease was due to the maturity of nearly 1/3 of the leasing portfolio and represents the original investment and realized excess residual income.

      Current liabilities were $7.0 million higher at January 30, 1999 compared to May 2, 1998 due to the $3 million credit facility that was used to fund a portion of the purchase price of TKI Foods and Spectrum Foods. This credit facility was reduced $7.0 million during the third quarter of fiscal 1999, with $4.8 million from the reduction in direct and leveraged leases and the balance from the $3.4 million gain on the sale of an equity investment. Income taxes payable increased $900,000 due to third quarter earnings. The balance is attributable to accrued liabilities acquired with TKI Foods and Spectrum Foods.

      The $4.8 million mortgage payable was established on October 29, 1998 with a commercial bank in connection with financing the acquisition of and capital improvements to the Foods Division's new facility in Medina, New York.

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

      Genesee Brewing Company is working on a program of modifications, upgrades and replacements to its system for storing and handling chemicals used to clean and sanitize brewing equipment, kegs and refillable bottles (the "System") to achieve compliance with New York chemical bulk storage regulations that will take effect in December 1999 (the "Regulations"). The engineering firm engaged by Genesee Brewing
Company to inspect the System and estimate the cost to achieve compliance with the Regulations has delivered its inspection report and a preliminary cost estimate of up to $1.9 million to achieve compliance with the Regulations. Genesee Brewing Company is exploring certain changes to the System and its operating procedures to substantially reduce the cost to achieve compliance with the Regulation's. In January 1999, Genesee Brewing Company received regulatory approval of a new operating procedure that will exempt a portion of the System from the Regulations. This exemption should eliminate approximately $500,000 of the estimated cost to achieve compliance with the Regulations.

      Genesee Brewing Company may not be able to achieve full compliance with the Regulations by the December 1999 deadline, in which case it intends to seek extensions to complete those portions of the System upgrades and modifications that cannot be completed by the deadline.

      It is anticipated that the cost of the System upgrades and modifications will be funded internally and depreciated over the useful life of the System modifications or replacements.

YEAR 2000

General

           The Corporation is currently assessing and undertaking steps to address potential problems that could affect the business operations and financial condition of the Corporation and its subsidiaries as a result of the year 2000 issue. The year 2000 issue is the result of computer hardware and software systems and other equipment with embedded chips or processors that use only two digits to represent the year. As the year 2000 approaches, time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. These systems may fail to operate or be unable to process data accurately as a result of this flaw. The year 2000 issue could arise at any point in the supply chain, manufacturing

                           GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

process,   distribution   channels   or   information   systems   of   the
Corporation, its subsidiaries and third parties with which they do business.

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

State of Readiness

      The Corporation's year 2000 project is proceeding on schedule so far. The task force has identified critical and non-critical information and other technology systems at its Genesee Brewing Company subsidiary, its Foods Division and its equipment leasing and real estate investment businesses. In November 1998, the Corporation implemented a major hardware and software upgrade to bring the software and hardware for its primary manufacturing, information and financial consolidation system into year 2000 compliance. Each component of the new system is warranted by the applicable vendor to be year 2000 compliant. Programming to resolve minor issues relating to the operation of this new system has been substantially completed and all functional components of the system are now fully operational.

       The task force has identified critical third party relationships for each of its businesses. The Corporation's co-venturer in Cheyenne Leasing Company has provided assurances that its internal systems for administering the equipment leasing business are year 2000 ready. The Corporation has determined that there are no other third parties whose failure to achieve year 2000 readiness would materially impact its equipment leasing business. The Corporation has determined that its real estate investments are not dependent on any third parties whose failure to achieve year 2000 readiness would materially impact those investments.

      During the second quarter of fiscal 1999, Genesee Brewing Company contacted all customers, mission critical vendors and other material third parties to assess the extent of their year 2000 readiness. To date, 63 of 75 critical vendors of Genesee Brewing Company have responded that they are in the process of addressing the year 2000 issue or are already in compliance. To date, no critical vendors have responded that they will not be year 2000 ready. Genesee Brewing Company has implemented a program to follow up with critical vendors who have not yet responded and to monitor the progress of critical vendors who responded that they are addressing the year 2000 issue but are not yet in compliance. To date, Genesee Brewing Company's Monroe County Branch distribution business and 154 independent distributors, representing in the aggregate approximately 60% of barrel volume for Genesee Brewing Company, are year 2000 ready or are addressing the year 2000 issue. Genesee Brewing Company has implemented a program to follow up with significant distributors who have not yet responded or who responded that they are addressing the year 2000 issue but are not yet in compliance.

                           GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

      Boston Beer Company, whose contract brewing business represents 15% of Genesee Brewing Company's barrel volume, reported in its most recent Form 10-Q filed with the Securities Exchange Commission on November 4, 1998 that it believes that its internal computer systems will be year 2000 compliant by March 31, 1999. Boston Beer Company also reported that it has contacted vendors that it believes present a possible critical risk to its business; that 28 of 37 critical vendors have reported that they are year 2000 compliant or are addressing the year 2000 problem; that it will pursue vendors who have not yet responded; that it will monitor progress of vendors who are addressing the year 2000 problem; and that it will develop contingency plans for all services and supplies.

      During March 1999, the Corporation's Foods Division is contacting all of its customers, critical vendors, and material third parties to assess the extent of their year 2000 readiness. The Foods Division will collect and evaluate the responses to these questionnaires and then implement a program to follow up with critical vendors and significant customers as needed.

Year 2000 Costs

      The Corporation is committed to making the investments required to ensure year 2000 readiness of the information and other technology systems of each of its business units. These investments include hardware and software upgrades and replacement. The cost to achieve year 2000 readiness for the internal information and other technology systems of the Corporation and its subsidiaries is currently estimated to be approximately $1.7 million, with $1.4 million spent to date.

Year 2000 Risks

      The Corporation expects that it will achieve year 2000 readiness with its internal systems on a timely basis, but at this time is unable to assure year 2000 readiness by third parties in the same time frame. The failure to achieve year 2000 readiness by any third party with which the Corporation or any of its subsidiaries has a material business
relationship   could  result  in  the   disruption   of  normal   business
activities. Risks inherent with the year 2000 problem could occur if there is an interruption of needed supplies and services, including energy, telecommunications and information exchange suppliers. In a worse case scenario, this could interrupt or prevent the Corporation's
businesses   from  producing  and  selling  their  products  or  receiving payment from customers. Such failures could materially affect the Corporation's results of operations, liquidity and financial condition. The Corporation is currently unable to estimate the impact on its results of operations, liquidity or financial condition from the failure to achieve year 2000 readiness by the Corporation's critical venders, customers or other third parties.


Year 2000 Contingency Plans

      The Corporation intends to develop contingency plans to address the failure of any critical vendors or a significant number of customers to achieve year 2000 readiness. These contingency plans will be designed to prevent or mitigate the impact on the Corporation's business from the failure by such third parties to achieve year 2000 readiness. These contingency plans may include establishing alternative sources of supply; stockpiling of certain critical supplies; and implementing stand-by manual order entry,

                           GENESEE CORPORATION


Item 2.      Management's   Discussion   and   Analysis  of  Financial
             Condition and Results of Operations (continued)

delivery and billing systems. The Corporation's timetable calls for the task force to identify specific third-party relationships that may require a contingency plan by the end of fiscal 1999. The timetable calls for developing an appropriate contingency plan for each such situation by the end of the first quarter of fiscal 2000.


Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the
Corporation  and  its  subsidiary   businesses,   and  statements   about
industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability of Genesee Brewing Company and its distributors to develop and execute effective marketing and sales strategies for Genesee Brewing Company's products; the potential erosion of sales revenues and profit margins through continued price stagnation, increased discounting or a higher proportion of sales in lower margin Multipaks; a continuation of the slowdown in the craft beer category or a potential shift in consumer preferences away from the craft category, including Honey Brown Lager; uncertainties due to the intensely competitive, stagnant nature of the beer industry; demographic trends and social attitudes that can reduce beer sales; the continued growth in the popularity of import and nationally advertised beers; increases in the cost of aluminum, paper packaging and other raw materials; the Corporation's inability to reduce manufacturing and overhead costs of its brewing and foods businesses to more competitive levels; changes in significant laws and government regulations affecting sales, advertising and marketing of malt beverage products; significant increases in federal, state or local beer or other excise taxes; the potential impact of beer industry consolidation at both the brewer and distributor levels; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food product producers that might adversely affect sales of private label products; the possibility that the Corporation's Foods Division might experience delays, difficulties or unanticipated expenses in integrating TKI Foods and Spectrum Foods; the possibility that the Foods Division might experience delays, difficulties or unanticipated expenses in the relocation of its operations to Medina, New York; the possibility that the Foods Division might not achieve the expected synergies from the integration and relocation of all operations into a single facility; interest rate fluctuations that could reduce demand for or the rate of return on new equipment lease business; increased competition in the equipment leasing business resulting from lower interest rate environment; increases in the estimated costs to achieve year 2000 readiness; and the risk that computer systems of the Corporation, its subsidiaries and their significant suppliers or customers may not be year 2000 compliant.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.  No exhibits are being filed with this report:


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


                               GENESEE CORPORATION



Date:   3/12/99                /s /Robert N. Latella
                           Robert N. Latella
                           Executive Vice President and ChiefOperating Officer



Date:   3/12/99
                              /s / Michael C. Atseff
                          Michael C. Atseff
                          Vice President and Controller