Form 10-K405
period 1999-05-01
GENESEE CORP
filed 1999-07-30
CIK 40934

                                                              Index to Exhibits
                                                              at Page 55


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The   aggregate   market  value  of  voting  common  stock  (Class  A)  held  by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 16, 1999 was $1,511,799.

The number of shares outstanding of each of the registrant's classes of common stock as of July 16, 1999 was:

                                                  Number of Shares
                Class                                Outstanding
      Class A Common Stock (voting)                   209,885
        par value $.50 per share
      Class B Common Stock (non-voting)             1,410,312
        par value $.50 per share

                                     PART I


Item 1. Description of Business

     General. Genesee Corporation (the "Corporation") was incorporated in 1932 under the laws of the State of New York. The Corporation functions as a holding company, with wholly owned subsidiaries that conduct business in the areas of malt beverage production, dry food processing and packaging, equipment leasing and real estate investment. Financial information about industry segments is set forth in footnote 9 of the financial statements set forth in Item 8 of this report.

     Malt Beverage Business. The Corporation's malt beverage business is conducted by its wholly owned subsidiary, The Genesee Brewing Company, Inc. ("Genesee Brewing Company"). Genesee Brewing Company commenced brewing at the end of Prohibition in 1933.

     During the fiscal year ended May 1, 1999, Genesee Brewing Company sold approximately 1.6 million barrels of malt beverage products, a decrease of 12.5% over the prior fiscal year. Sales generally are greater in the summer than in the winter months.

     Malt beverage products produced by Genesee Brewing Company are marketed under the following trademarks: Genesee Beer, Genesee Light Beer, Genesee Cream Ale, Genesee NA, Genny Ice Beer, Genny Red Lager, Genesee Spring Bock, Koch's Golden Anniversary Beer, Koch's Golden Anniversary Light Beer and Koch's Golden Anniversary Ice Beer. The Genesee and Koch's brands contributed 62% of Genesee Brewing Company's barrel sales and 40% of the Corporation's consolidated net revenues in fiscal 1999 and 62% of barrel sales and 42% of consolidated net revenues in fiscal 1998.

     The product development, sales and marketing of Genesee Brewing Company's line of craft brands is conducted by a separate division known as HighFalls Brewing Company. The HighFalls Brewing Company brands are marketed under the following trademarks: Michael Shea's Irish Amber, Michael Shea's Black & Tan, JW Dundee's Honey Brown Lager and JW Dundee's Honey Light Lager. The HighFalls brands contributed 23% of Genesee Brewing Company's barrel sales and 23% of the Corporation's consolidated net revenues in fiscal 1999 and 23% of barrel sales and 24% of consolidated net revenues in fiscal 1998.

     Genesee   Brewing  Company  owns  no  patents,   licenses,   franchises  or
concessions, except for the trademarks identified above. These trademarks are a valuable source of product identity for Genesee Brewing Company brands.

     Genesee Brewing Company also produces malt beverage products under a contract with Boston Beer Company. The contract between Genesee Brewing Company and Boston Beer Company extends through the year 2016 but either party may terminate the contract without cause after giving the other party between one and four years' prior notice of termination. The duration of the notification period is based on the volume of product produced under the contract in the twelve months preceding the notice of termination -- the greater the volume, the longer the notification period required. In fiscal 1999, Genesee Brewing Company produced approximately 242,000 barrels for Boston Beer Company. Sales to Boston Beer Company accounted for 15% of Genesee Brewing Company's barrel sales and 5% of the Corporation's consolidated net revenues in fiscal 1999 and 15% of barrel sales and 6% of consolidated net revenues in 1998.

     Except in Monroe County, New York, where Genesee Brewing Company sells its products directly to retailers, beer and ale are sold to approximately 280 independent wholesale distributors. Through this distribution system, malt beverages produced by Genesee Brewing Company are resold to retailers in thirty-seven states and the Canadian province of Ontario. Sales to distributors located in New York, Pennsylvania and Ohio accounted for approximately 74% of Genesee Brewing Company's sales in fiscal 1999 and fiscal 1998.

     Genesee Brewing Company's marketing organization consists of advertising, marketing, sales, graphics design, merchandising, sales administration and field sales personnel. These sales personnel work with the independent distributors to stimulate sales in each distributor's territory.

     The brewing industry in the United States is mature and highly competitive. The domestic brewing industry is dominated by three brewers (Anheuser-Busch, Miller Brewing Co. and Coors Brewing Co) whose brands accounted for approximately 80% of the beer and ale sold in the United States in 1998. Genesee Brewing Company's brands accounted for less than 1% of the beer sold in the United States in 1998. Following the acquisition of Stroh Brewing Company by Pabst Brewing Company in April 1999, Genesee Brewing Company's relative position in the domestic brewing industry in terms of annual barrel sales is believed to be fifth.

     Genesee Brewing Company competes with more than 100 companies that produce, import or market malt beverage products in the United States. Genesee Brewing Company's products compete with nationally distributed brands, regionally and locally distributed brands, microbrewed brands, contract brewed brands and imported brands. Genesee Brewing Company products compete on the basis of advertising, taste, quality, packaging, pricing and/or promotion, depending on the competitive brand strategy and the particular market involved. Although all brands compete against each other in the overall market, specific brands compete primarily with other brands that are positioned in the same product category. The product categories that are generally recognized in the United States are the super-premium priced, premium priced, regional priced, popular priced, malt liquor, craft/specialty and import categories. The Genesee and Koch's brands generally compete in the regional and popular priced categories. Depending on the particular market, the HighFalls brands compete in the premium, craft/specialty or super-premium category.

     Overall consumption of malt beverage products in the United States has increased only slightly during the past ten years and demand for many established domestic brands has declined as consumers turned to the many new domestic brands, the wide array of imported brands and the diverse range of beer styles offered by the craft/specialty category beer segment. As has been the case for several years, Genesee Brewing Company's core brands continue to experience declining volume. Genesee and Koch's brand volume declined 12% in both fiscal 1999 and fiscal 1998.

     As a result of these trends and the excess capacity that exists in the industry, brewers have attempted to gain market share through reduced pricing, intensive marketing and promotional programs, new product introductions and innovative packaging. Intense price competition has prevented any meaningful price increases during the past several years. In addition, the industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks.

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

     During the five-year period ended December 31, 1996, the craft/specialty category grew at a compounded annual rate of almost 40%. Growth of the craft/specialty category slowed dramatically in calendar 1997 and the Corporation believes the category experienced a decline in volume in 1998. The large national brewers entered the category with craft-style products of their own or by acquiring ownership interests in existing craft/specialty brewers. In addition, the growing popularity of imported malt beverages indicates that consumers willing to purchase higher priced beer are showing a preference for imports at the expense of craft and specialty brands. These trends suggest that the craft/specialty category may continue to decline and that competitive pressures in the category will continue to increase. Reflecting these trends, sales of the HighFalls brands declined 12% in fiscal 1999.

     The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term. In response to these conditions, Genesee Brewing Company reduced its sales and marketing budgets by $3 million in fiscal 1999. In addition, Genesee Brewing Company has postponed plans to expand distribution into additional states and is proceeding more slowly with plans to add new brands to its product line. Genesee Brewing Company is focusing its resources on stabilizing sales and improving trends for its current brand portfolio in existing markets.

     The challenges facing Genesee Brewing Company have caused the Corporation to consider strategic alternatives to maximize the value of the Corporation's brewing business. Management is exploring further opportunities to reduce costs, improve efficiencies and rationalize the Corporation's brewing business. Genesee Brewing Company is also seeking to attract additional contract brewing volume. The contract with Boston Beer Company demonstrated Genesee Brewing Company's ability to produce high quality specialty beer and similar opportunities may be available as a result of the reduction in industry-wide brewing capacity following the partial shutdown of the Stroh brewery network. Additional contract brewing would improve Genesee Brewing Company's capacity utilization and bottom line. The Corporation is also exploring long-term strategic alternatives for its brewing business, acknowledging that the brewing industry has undergone fundamental change during the past ten years and is now dominated by large, global players whose resources dwarf those of regional brewers like Genesee Brewing Company.

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

     Genesee Brewing Company has several sources of supply available to it for most of the ingredients, packaging materials and equipment utilized in the brewing and bottling operations. Glass bottles in which beer and ale are packaged are purchased from two sources. Genesee Brewing Company is not under any contractual obligation to limit purchases to these two suppliers. Consolidation in the glass industry in North America has reduced the number of glass bottle suppliers available to Genesee Brewing Company so alternative sources for bottles might not be readily available if the current suppliers are unable to supply Genesee Brewing Company's requirements.

     Genesee Brewing Company purchases all of its requirements for aluminum cans from a single supplier under an agreement which runs through December 2000. This supplier has multiple plants which are qualified to produce cans for Genesee Brewing Company. If the current supplier was unable to supply Genesee Brewing Company's requirements, alternative sources for aluminum cans might not be readily available. The cost of aluminum cans decreased slightly in fiscal 1999 because of the economic recession in Japan and Asia which has reduced global consumption.

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

     The price, quality and availability of agricultural ingredients used in the brewing process are affected by weather and other climatic conditions in the regions where these ingredients are grown. The 1998 growing season was favorable for both quality and yields of barley and corn. As a result, there was adequate supply and prices for barley malt and corn products were substantially lower in fiscal 1999.

     The price, quality and availability of agricultural ingredients for the remainder of fiscal 2000 should be determined by climatic conditions during the 1999 growing season. To date, conditions have been favorable in the regions where agricultural ingredients used by Genesee Brewing Company are grown.

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

     Although Genesee Brewing Company has facilities for removing certain solid waste materials from effluent discharged by its Rochester, New York brewing plant, the effluent is discharged into the Rochester Pure Waters District sewage system for further treatment. An agreement with the Rochester Pure Waters District provides that Genesee Brewing Company will make annual surcharge payments to the District which will fluctuate with production levels and may vary according to effluent content. In fiscal 1999, a surcharge of approximately $272,000 was paid in addition to the normal sanitary and combined sewage charge for the year of approximately $480,000.

     In fiscal 1999, Genesee Brewing Company engaged an engineering firm to undertake inspections of the brewery's system for storing and handling chemicals used to clean and sanitize brewing equipment and refillable bottles to determine the extent of upgrades to achieve compliance with regulations governing the bulk storage of such chemicals which become effective in December 1999. These inspections indicated that the system will require upgrades and modifications costing approximately $1.9 million to achieve compliance with the regulations which will be incurred during fiscal 2000. Genesee Brewing Company has modified certain operations to exempt portions of the system from the regulations, eliminating approximately $500,000 of the estimated cost to achieve compliance. Genesee Brewing Company is evaluating additional changes to the system, its operating procedures and the chemicals used with the system to further reduce the cost to achieve compliance with, or exempt the system from coverage under, the new regulations.

     Food Business. The Corporation's food business is conducted by its Foods Division which consists of three wholly owned subsidiaries, Ontario Foods, Incorporated, Freedom Foods, Inc. and TKI Foods, Inc. The Foods Division produces a variety of dry food and beverage products, including side dishes, bouillon cubes and powder, artificial sweeteners, soup mixes, iced tea mixes, instant beverage mixes and hot cocoa.

     In furtherance of the Corporation's strategy for its Foods Division, the Corporation acquired Freedom Foods, Inc. in May 1997 and during fiscal 1998 moved its operations from the Tampa, Florida area to Albion, New York, combining them with Ontario Foods' operations. The Corporation acquired TKI Foods, Inc. and certain assets of Spectrum Foods, Inc. (an affiliate of TKI Foods) in August 1998. TKI Foods is the nation's largest producer of private label artificial sweeteners. Spectrum Foods produces private label sauces. TKI Foods and Spectrum Foods had combined sales of approximately $21 million in calendar 1997. The products produced by TKI Foods and Spectrum Foods are sold to many of the same retail food store chains that are currently customers for the Foods Division's private label side dish, bouillon, iced tea and beverage mix products.

     The importance of the Corporation's Foods Division acquisition strategy was demonstrated by the decline in sales and lower margins in fiscal 1999 for two of the Foods Division's high volume products - side dishes and iced tea mix. Prolonged price promotion by the leading side dish brand resulted in lower sales and operating margins for the Foods Division's side dish line. An aggressive effort by a large Canadian sugar refiner to displace the Foods Division's private label iced tea mix resulted in a decline in revenues and margins on this product line. These are normal competitive pressures that affect products in the mature stage of their life cycle. The addition of bouillon and artificial sweeteners to the Foods Division's product line have helped to offset lower sales of its more mature products.

     In October 1998, the Corporation purchased a 340,000 square foot production facility in Medina, New York to house all Foods Division operations. Medina is located approximately ten miles west of the Foods Division's current leased facility in Albion, New York. The new facility should allow the Foods Division to operate more efficiently by consolidating all existing operations at a single location while retaining the loyal and experienced workforce currently employed at the Albion facility. During fiscal 1999, the Foods Division moved the majority of TKI Foods' operations from Springfield, Illinois to the new Medina facility. The operations remaining in Springfield will be moved during fiscal 2000. The Foods Division's operations in Albion, New York will be moved to Medina during fiscal 2000.

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

Private label sales represented 24.9% of the Corporation's consolidated net revenues in fiscal 1999 and 19.5% of consolidated net revenues in fiscal 1998.

     The Foods Division's proprietary brand labels are Thirst Quench'r, Taste of the Alps, Sadano's, Golden Kettle, Freedom, Thin & Trim, Sweet 10, Sprinkle Sweet and Superose. Except for these trademarks, the Foods Division does not own any trademarks, patents, franchises or concessions which are material to its business.

     The  Foods  Division  also  produces  and  packages  dry food and  beverage products under contract processing/packaging arrangements with major food companies. Contract processing/packaging agreements are typically short term in nature, terminating with the end of the particular production run. As a result of the TKI acquisition, the Foods Division also produces and packages a broad range of products for a small number of large grocery distributors who in turn sell to retail grocery chains and other food retailers. Contract packaging and sales to grocery distributors accounted for 3.6% of the Corporation's consolidated net revenues in fiscal 1999 and 2.5% in fiscal 1998.

     The food and beverage products produced by the Foods Division utilize a variety of ingredients. Some of these ingredients are processed by the Foods Division from a raw state while others have been pre-processed and are further processed by the Foods Division to produce the finished product. Numerous sources of supply are available for the ingredients used in the Foods Division' products. Packaging materials used by the Foods Division are purchased from a variety of sources. Products produced under contract processing/packaging agreements typically utilize ingredients and packaging supplied by the customer.

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

     The challenges facing the Foods Division include the accelerating pace of consolidation within the retail food industry. This consolidation is creating bigger, more powerful store chains that have greater buying power, centralized purchasing and larger geographic scope. One of the objectives of these consolidations is to exercise greater control over chain store suppliers like the Foods Division. To remain competitive, the Foods Division will need to continue to lower its costs, aggressively expand its product lines and improve the efficiency of its distribution network to serve the nationwide operations of these large chains.

     The Foods Division's business strategy is designed to meet these challenges. With leadership in three major private label categories (side dishes, bouillon and artificial sweeteners) and nationwide distribution, the Foods Division is positioning itself to meet this competitive threat. The Corporation will consider whether these changes in the competitive landscape require that the Corporation re-evaluate the Foods Division's growth strategy.

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

     Other Businesses. The Corporation's equipment leasing business is conducted by a joint venture known as Cheyenne Leasing Company ("Cheyenne"), which is 85% owned by the Corporation's Genesee Ventures, Inc. ("Genesee Ventures") subsidiary. In fiscal 1999, Cheyenne financed leases involving equipment having an initial cost of approximately $14.2 million, down from $15.9 million of new lease volume in fiscal 1998. Cheyenne's total lease portfolio as of May 1, 1999 included almost 300 leases representing an initial equipment cost of approximately $133 million.

     The lower new lease volume was the result of management's decision to maintain Cheyenne's high credit and investment return standards in the face of increasing competition from commercial banks and other financing alternatives. The decision to not aggressively replenish Cheyenne's lease portfolio is consistent with the Corporation's changing capital requirements. The lower lease volume enables Cheyenne Leasing Company to fund new leases from current income and retain excess cash flow to improve the Corporation's cash reserves and liquidity. In the short term, strong residual income should help offset the gradual decline in lease revenue that will result from lower lease volume. Over time, however, Cheyenne Leasing Company's operating income will decline as the lease portfolio matures.

     A decision on the role that Cheyenne Leasing Company will play in the Corporation's long term strategy is expected to be made during the first half of fiscal 2000 as part of the overall assessment of the capital required to execute the Corporation's strategies for its brewing and foods businesses. The Corporation is evaluating the capital requirements of its operating businesses and this analysis could affect the decision to commit additional funds to support new leases.

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

     Genesee Ventures has not made a new real estate investment since 1995 and, given the less liquid nature of real estate investments and the Corporation's changing cash needs, it is unlikely that Genesee Ventures will make any additional real estate investments in the foreseeable future.

     Employees. As of May 1, 1999, the Corporation and its subsidiaries employed 748 people. Genesee Brewing Company employed 551 people, 348 of whom are represented by six separate unions whose collective bargaining agreements generally conform to those of the brewing industry. In fiscal 1999, three-year contracts were successfully negotiated with the unions representing Genesee
Brewing Company's union employee. Employee relations with Genesee Brewing Company's employees have been good. The Foods Division employed 197 people, none of whom are represented by a union. Employee relations with the Foods Division's employees have been good.


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

     Genesee Brewing Company owns and operates a fleet of 12 delivery trucks and 9 tractors and 15 trailers used to transport beer to customers. Genesee Brewing Company also owns or leases 78 automobiles used by salesmen and executives and 15 pick-up trucks and vans.

     Food Processing Operations. The Foods Division leases approximately 220,000 square feet of office, production, laboratory and storage space in Albion, New York. The term of the lease expires in May 2000. The Foods Division also maintains a sales office in Ocean Township, New Jersey.

     The Albion facility, which is comprised of several buildings with attendant leasehold improvements, was designed and constructed for food processing operations. The buildings and related equipment are considered to be in generally good condition and are adequate and suitable for the current needs of the Foods Division.

     In October 1998, the Corporation purchased a 340,000 square foot facility in Medina, New York to house all of the operations of its foods business. Since being acquired, the facility has been extensively modified to accommodate Foods Division operations. It is expected that the transition of all operations to the Medina facility will not be completed until the end of fiscal 2000, the date when the lease on the existing Albion, New York facility expires. The Medina facility is encumbered by a $4.8 million mortgage given as security for a loan, the proceeds of which were used to fund a portion of the cost to acquire and modify the Medina facility to accommodate Foods Division operations.

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


Item 3. Legal Proceedings
        None.


Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of security holders during the fourth quarter ended May 1, 1999.


                           PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of June 28, 1999, the number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 129 and 1,009, respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:


Unaudited                    Fiscal Year Ended May 1, 1999           Fiscal Year Ended May 2, 1998

                                    Market Price                              Market Price
                               High      Low     Dividends                 High     Low   Dividends
                               ---------------------------------------------------------------------

   First Quarter             $ 38 3/8   31 1/2    .35                     $ 42     39 3/4     .35

   Second Quarter              34       19 5/8    .35                       50     42 3/8     .35

   Third Quarter               26 5/8   22 3/8    .35                       46     39 1/4     .35

   Fourth Quarter              23 1/2   19 5/8    .75                       42 1/4 35 3/16    .75

                              ----------------------------------------------------------------------

Dividends paid in any year are determined by the Corporation's Board of Directors based on earnings, capital requirements and the overall financial condition of the Corporation.

Item 6.  Selected Financial Data

          Years Ended                            5/1/99          5/2/98          5/3/97       4/30/96        4/30/95
                                                ----------------------------------------------------------------------

Net Revenues                                    $150,007        154,093          154,543      143,108        131,367

Earnings Before Cumulative Effect of
   Change in Accounting Principle                  2,463          1,335            3,346        3,321          5,608

Net Earnings                                       2,463          1,335            3,346        3,321          6,368

Total Assets                                     143,953        135,589          136,929      134,035        135,332

Total Long Term Debt                               4,761              -                -            -          4,038

Basic Earnings Per Share Before Cumulative
  Effect of Change in Accounting Principle          1.52            .83             2.07         2.06           3.50

Diluted Earnings Per Share Before Cumulative
  Effect of Change in Accounting Principle          1.52            .82             2.06         2.05           3.49

Basic Earnings Per Share                            1.52            .83             2.07         2.06           3.98

Diluted Earnings Per Share                          1.52            .82             2.06         2.05           3.97

Cash Dividends Per Share                            1.80           1.80             1.80         1.80           1.80
                                                 ----------------------------------------------------------------------

(Dollars in thousands, except per share data)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Summary. Consolidated net revenues for the fiscal year ended May 1, 1999 were $150.0 million compared to fiscal 1998 net revenues of $154.1 million and fiscal 1997 net revenues of $154.5 million. The lower revenues were due to lower sales volume at the Genesee Brewing Company, which were partially offset by increased sales by the Corporation's Foods Division.

     For fiscal 1999, the Corporation showed a consolidated operating income of $348,000 compared to a $688,000 operating loss reported for fiscal 1998 and operating income of $2.6 million in fiscal 1997. The $1.0 million increase in operating performance was primarily attributable to an increase in equipment lease revenue from Genesee Ventures, Inc. and a decline in Genesee Brewing Company's operating loss.

     Earnings before income taxes in fiscal 1999 were $4.6 million compared to $2.3 million in fiscal 1998 and $5.2 million in fiscal 1997. The improvement in earnings before income taxes was due to a $3.4 million pre-tax gain realized by Genesee Ventures, Inc. from the sale in January 1999 of its interest in Lloyd's Food Products, Inc., a Minnesota-based producer of prepared packaged barbecued meat products that Genesee Ventures, Inc. acquired a minority equity interest in during the second quarter of fiscal 1998. This $1.5 million investment was accounted for at cost.

     The Corporation reported net earnings of $2.5 million, or $1.52 basic and diluted earnings per share, in fiscal 1999, which was $1.1 million more than fiscal 1998 ($.83 basic and $.82 diluted earnings per share in fiscal 1998) and $883,000 less than fiscal 1997 ($2.06 basic and $2.07 diluted earnings per share in fiscal 1997).

        Results of Operations (Fiscal 1999 vs. Fiscal 1998)

        Genesee Brewing Company

     Fiscal 1999 net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $103.3 million, a decrease of $13.9 million or 11.9% from the $117.2 million reported in fiscal 1998. Genesee Brewing Company's barrel volume for fiscal 1999 declined 12.5% to 1,644,000 barrels compared to 1,878,000 barrels in fiscal 1998. The decline in Genesee Brewing Company's net sales and barrel volume was partially attributable to a 12.8% decline in the sales of HighFalls products, which represented 23.3% of total volume. Genesee Brewing Company's core brand volume was down 142,000 barrels, or 12.2% in fiscal 1999. Within the core brands, higher-margin returnable glass packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

     Barrel volume produced by Genesee Brewing Company under its contract with Boston Beer Company declined 13.1% in fiscal 1999 to 242,000 barrels
(representing 14.7% of overall beer volume) compared to 278,000 barrels (representing 14.8% of overall beer volume) in fiscal 1998. The decline in contract brewing volume was due to the reallocation by Boston Beer Company of a portion of its production requirements in anticipation of the start of production of a new package configuration by Genesee Brewing Company. Production of the new package configuration was originally scheduled to begin in the first quarter of fiscal 1999 but was delayed until December 1998 by the inability of a Boston Beer Company supplier to deliver packaging materials. The decline in volume was also due to Boston Beer Company moving production of certain short run brands and 22-ounce packages to its Cincinnati, Ohio plant. Future changes in contract brewing volume will depend on consumer demand for Boston Beer Company products and on decisions made by Boston Beer Company regarding allocation of production among its several sources of supply.

     Genesee Brewing Company's gross profit for fiscal 1999 decreased $2.8 million from $27.2 million in fiscal 1998 to $24.4 million in fiscal 1999. The lower gross profit was primarily due to negative volume trends and the unfavorable shift in product mix towards Multipak can packages. In addition, intense competition has resulted in price stagnation over the past several years, further depressing Genesee Brewing Company's gross profit margins.

     Genesee Brewing Company's selling, general and administrative expenses decreased $3.6 million from $32.7 million in fiscal 1998 to $29.1 million in fiscal 1999. This decrease is the result of cost reduction efforts implemented during fiscal 1998.

     Genesee Brewing Company reported a fiscal 1999 operating loss of $4.7 million versus a $5.4 million loss in fiscal 1998. The reduction in operating loss is attributable to cost reduction efforts, which reduced manufacturing overhead and selling, general and administrative costs.

     See also Item 1 of this Report for information regarding known trends and uncertainties in the brewing business.

        Foods Division

     Net sales for the Corporation's Foods Division increased $8.8 million to $42.7 million in fiscal 1999 as compared to $33.9 million is fiscal 1998. The increase in net sales was primarily attributable to $12.8 million in sales of artificial sweeteners and other private label food products of TKI Foods, Inc. and Spectrum Foods, Inc., which were acquired by the Corporation during the second quarter of fiscal 1999. The increase in net sales attributable to the TKI Foods and Spectrum Foods acquisitions was partially offset by the loss of $2.3 million in net sales from a one-time government soup contract that was completed in fiscal 1998. The Foods Division did not aggressively seek to replace this contract manufacturing business, instead devoting resources to its core retail private label business and the relocation and integration of TKI Foods and Spectrum Foods business into the Foods Division.

     Also partially offsetting the increase in net sales was the loss of $1.5 million of Ice Tea Mix sales in fiscal 1999 as compared to fiscal 1998. Some of the Foods Division's retail chain store customers shifted their iced tea purchases to a Canadian sugar refiner that is seeking to aggressively expand its share of the United State's private label iced tea mix market. This Canadian supplier, which controls a large percentage of the U.S. tariff rate quota for imported products, is offering extremely low prices to Foods Division iced tea mix customers to draw their iced tea mix business away from the Foods Division. Management believes certain actions by the Canadian sugar refiner violates the United States trade laws. The Corporation is seeking relief from these trade practices through appropriate government channels. In addition to sales lost when Foods Division customers shifted their iced tea mix to the Canadian sugar refiner, the Foods Division also had to significantly reduce its prices for iced tea mix to its other iced tea mix customers to retain their business, which further eroded iced tea mix revenues and profit margins in the third quarter.

     Gross profit for the Foods Division increased $2.5 million to $8.0 million in fiscal 1999, compared to $5.5 million in fiscal 1998. The increase in gross profit was comprised of $3.5 million in gross profit contributed by TKI Foods and partially offset by lower margins realized by the Foods Division's other product lines.

     Selling, general and administrative expenses increased $3.0 million in fiscal 1999 compared to fiscal 1998. This increase is primarily the result of additional costs incurred in connection with the acquisition of TKI Foods and Spectrum Foods.

     The Foods Division had an operating profit of $1.8 million in fiscal 1999, which was $419,000 less than the $2.2 million operating profit reported in fiscal 1998. Foods Division profitability in fiscal 1999 was adversely impacted by approximately $436,000 in costs associated with owning the facility in Medina, New York that the Foods Division acquired in October 1998 and approximately $346,000 in costs arising from transitioning the TKI Foods business from Springfield, Illinois to the Medina facility. The Foods Division is executing a plan, which is scheduled to be completed during fiscal 2000, to consolidate all of its operations at the Medina facility. This consolidation of all operations at a single location will allow the Foods Division to close its Springfield, Illinois and Albion, New York facilities, which is expected to generate significant cost savings for the Foods Division.

     See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Foods Division.

        Genesee Ventures, Inc.

     Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $3.9 million for fiscal 1999, compared to $2.9 million for fiscal 1998. The higher operating income was primarily due to an increase in equipment lease revenue.

     Genesee Ventures, Inc. earnings before taxes increased $3.7 million to $6.0 million as compared to $2.3 million for fiscal 1998. The increase in earnings was due to a $3.4 million gain on the sale of Genesee Ventures' interest in Lloyd's Food Products, Inc.

     See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Corporation's equipment leasing and real estate businesses.

        Results of Operations (Fiscal 1998 vs. Fiscal 1997)

        Genesee Brewing Company

     Fiscal 1998 net sales for Genesee Brewing Company, the Corporation's largest subsidiary, were $117.2 million, a decrease of $9.9 million or 7.8% from the $127.1 million reported in fiscal 1997. Genesee Brewing Company's barrel volume for fiscal 1998 declined 7.2% to 1,878,000 barrels compared to 2,023,000 barrels in fiscal 1997. The decline in Genesee Brewing Company's net sales and barrel volume was partially attributable to a 4.1% decline in the sales of HighFalls products, which represented 23.3% of total volume. Volume for Genesee Brewing Company's core brands was down 164,000 barrels, or 12.4% in fiscal 1998. Within the core brands, higher-margin returnable glass packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

     Barrel volume produced by Genesee Brewing Company under its contract with Boston Beer Company increased 11.2% in fiscal 1998 to 278,000 barrels (representing 14.8% of overall barrel volume) compared to 250,000 barrels (or 12.4% of total barrel volume) in fiscal 1997. Volume growth under this contract was lower in fiscal 1998 than in the prior year primarily as a result of production approaching the maximum level required by Boston Beer Company to meet consumer demand in the markets where Boston Beer Company products produced by Genesee Brewing Company are sold.

     Genesee Brewing Company's gross profit for fiscal 1998 decreased $5.3 million from $32.5 million in fiscal 1997 to $27.2 million in fiscal 1998. The lower gross profit was primarily due to negative volume trends and the unfavorable shift in product mix towards lower-margin contract volume and Multipak can packages. In addition, price stagnation resulting from intense competition further depressed Genesee Brewing Company's gross profit margins.

     Genesee Brewing Company's selling, general and administrative expenses were up $133,000 in fiscal 1998, primarily as a result of increases in selling and marketing expenditures to support the Company's expansion into new markets with its HighFalls Brands. Expansion market sales increased 3.2% in fiscal 1998 representing 12.8% of total barrelage. The increased sales and marketing expenditures were used for additional sales personnel, point of sale merchandise, and other promotions.

     Due to lower volume, an unfavorable shift in product mix and increased sales and marketing expenditures, Genesee Brewing Company reported a fiscal 1998 operating loss of $5.4 million versus a $12,000 loss in fiscal 1997.

     See also Item 1 of this Report for information regarding known trends and uncertainties in the brewing business.

        Foods Division

     Net sales for the Corporation's Foods Division increased $8.9 million in fiscal 1998 to $33.9 million, representing a 35.6% increase over net sales in the prior year. The increase in net sales was due primarily to the acquisition of Freedom Foods, Inc. in May 1997 which totaled $6.8 million in fiscal 1998. The increase in Foods Division net sales is also attributable to a short term government soup contract and continued growth in iced tea sales.

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

     See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Foods Division.

        Genesee Ventures, Inc.

     Genesee Ventures' fiscal 1998 operating income was $2.9 million, a $490,000 increase over fiscal 1997 operating income of $2.4 million. The increase was due to higher lease revenue generated by Cheyenne Leasing Company as a result of the large volume of leases closed late in fiscal 1997. Cheyenne Leasing's residual experience continued to be favorable in fiscal 1998.

     In addition, during the second quarter of fiscal 1998, the Corporation and its partners in a Rochester, New York office building completed the refinancing of the mortgage on the building. Prior to receipt of this new financing package, Genesee Ventures, Inc. had maintained a reserve against interest receivable from a loan by Genesee Ventures, Inc. to the partnership as part of a previous financing package. Based on the partnership's current financial condition, Genesee Ventures, Inc. determined that the reserve was no longer necessary. As a result of the elimination of this reserve, Genesee Ventures, Inc. recognized $564,000 of interest income in fiscal 1998.

     See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Corporation's equipment leasing and real estate businesses.


        Liquidity and Capital Resources.

     Cash, cash equivalents, and marketable securities totaled $13.8 million at May 1, 1999 and $20.5 million at May 2, 1998. The decline in cash, cash equivalents, and marketable securities was the result of the sale of marketable securities to fund a portion of the cost to acquire TKI Foods and Spectrum Foods partially offset by operating cash flows.

     Inventories at May 1, 1999 were $2.2 million higher than the balances reported at May 2, 1998. Net property, plant and equipment balances were $3.7 million higher at May 1, 1999 than May 2, 1998. Goodwill and other intangibles balances were $17.5 million higher at May 1, 1999 than May 2, 1998. Goodwill and other intangibles, net property, plant and equipment, accounts receivable and inventories primarily increased due to the acquisition of TKI Foods and Spectrum Foods.

     Investments in direct financing and leveraged leases were $6.4 million lower than the balances reported at May 2, 1998. This decrease was due to the maturity of nearly 1/3 of the leasing portfolio and represents the original investment and realized excess residual income.

     Current liabilities were $5.6 million higher at May 1, 1999 compared to May 2, 1998 primarily due to the $3.0 million balance on a credit facility that was used to fund a portion of the purchase price of TKI Foods and Spectrum Foods. Additionally, income taxes payable increased $523,000 due to fiscal 1999 earnings, with the balance attributable to accrued liabilities acquired with TKI Foods and Spectrum Foods.

     The $4.8 million mortgage payable was established on October 29, 1998 with a commercial bank in connection with financing the acquisition of and capital improvements to the Foods Division's new facility in Medina, New York.

     Capital expenditures in fiscal 1999 totaled $7.4 million compared to $5.7 million in fiscal 1998. The $1.7 million increase was due to a $4.2 million increase in capital spending in the Corporation's Foods Division. This increase was primarily due to the new production facility purchased by the Corporation in Medina, New York. The increase in capital spending in the Foods Division was partially offset by a $2.5 million reduction in capital spending at the Genesee Brewing Company.

     The Corporation has a strategy to search for and develop acquisition opportunities that will contribute to the future growth of its Foods Division. The Corporation is re-evaluating its capital resources relative to its brewing, foods and equipment leasing businesses. The Corporation expects that it will fund its future capital needs and any future acquisitions by its Foods Division with a combination of debt and internally generated funds.

     Genesee Brewing Company is working on changes to operating procedures, changes in chemicals and modifications or upgrades of equipment used to store and handle chemicals used to clean and sanitize brewing equipment, kegs and refillable bottles (the "System") to achieve compliance with New York chemical bulk storage regulations that will take effect in December 1999 (the "Regulations"). The cost to achieve compliance with the Regulations by modifying and upgrading the existing System was originally estimated to be up to $1.9 million. In January 1999, Genesee Brewing Company received regulatory approval of a new operating procedure that will exempt a portion of the System from the Regulations. This exemption should eliminate approximately $500,000 of the estimated cost to achieve compliance with the Regulations. Genesee Brewing Company is exploring further changes to the System, its operating procedures and the chemicals used with the System to further reduce the cost to achieve compliance with, or to exempt the System from coverage under, the Regulations. It is anticipated that the cost of any System upgrades and modifications will be funded internally and depreciated over their useful life.

      Year 2000

        General

     The Corporation has formed a task force made up of senior managers that is directing a project to address potential problems that could affect the business operations and financial condition of the Corporation and its subsidiaries as a result of the year 2000 issue. The year 2000 issue is the result of computer hardware and software systems and other equipment with embedded chips or processors that use only two digits to represent the year. As the year 2000 approaches, time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. These systems may fail to operate or be unable to process data accurately as a result of this flaw. The year 2000 issue could arise at any point in the supply chain, manufacturing process, distribution channels or information systems of the Corporation, its subsidiaries and third parties with which they do business.

     The  actions  that are  included  in the  Corporation's  Year 2000  project include identification of critical and non-critical systems, determining appropriate remediation measures, assigning responsibility and scheduling of planned remediation, documentation and certification of task completion, assessing third party relationships for compliance, cost estimation and monitoring, and contingency planning for the Corporation and each of its subsidiaries.

        State of Readiness

     The task force has identified critical and non-critical information and other technology systems at its Genesee Brewing Company subsidiary, its Foods Division and its equipment leasing and real estate investment businesses. In November 1998, the Corporation implemented a major hardware and software upgrade to bring the software and hardware for its primary manufacturing, information and financial consolidation system (the "MIS System") into year 2000 compliance. Each component of the MIS System is warranted by the applicable vendor to be year 2000 compliant. Programming to resolve minor issues relating to the operation of this new system has been completed and all functional components of the system are fully operational. The MIS System is currently undergoing testing to simulate operations in the year 2000 to provide further assurance that order entry, delivery, scheduling, billing and other data processing and information systems will not experience a significant malfunction from a year 2000 problem. This year 2000 simulation testing is scheduled to be completed by August 31, 1999.

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

     During the second quarter of fiscal 1999, Genesee Brewing Company contacted all customers, mission critical vendors and other material third parties to assess the extent of their year 2000 readiness. All 75 critical vendors of Genesee Brewing Company have responded that they are in the process of addressing the year 2000 issue or are already in compliance. Genesee Brewing Company has a program to monitor the progress of critical vendors who responded that they are addressing the year 2000 issue but are not yet in compliance. To date, Genesee Brewing Company's Monroe County Branch distribution business and almost two hundred independent distributors, representing in the aggregate approximately 93% of barrel volume for Genesee Brewing Company, have reported that they are year 2000 ready or that they are addressing the year 2000 issue. Genesee Brewing Company has a program to monitor the progress of significant distributors who responded that they are addressing the year 2000 issue but are not yet in compliance.

     Boston Beer Company, whose contract brewing business represents 15% of Genesee Brewing Company's barrel volume, reported in its most recent Form 10-Q filed with the Securities Exchange Commission on May 10, 1999 that it believes that all of its internal computer systems are year 2000 compliant, with the exception of its depletions tracking system, which it expected to be compliant by June 30, 1999. Boston Beer Company also reported that it has contacted vendors that it believes present a possible critical risk to its business; that all 37 critical vendors have reported that they are year 2000 compliant or are addressing the year 2000 problem; that it will monitor progress of critical vendors who are addressing the year 2000 problem; and that it will develop contingency plans for all services and supplies.

     During fourth quarter of fiscal 1999, the Corporation's Foods Division contacted all of its customers, critical vendors, and material third parties to assess the extent of their year 2000 readiness. To date, 33 of 54 critical vendors of the Foods Division have responded that they are in the process of addressing the year 2000 issue or are already in compliance. To date, no critical vendors have responded that they will not be year 2000 ready. The Foods Division has a program to follow up with critical vendors who have not yet responded and to monitor the progress of critical vendors who responded that they are addressing the year 2000 issue but are not yet in compliance. To date, customers, representing 40% of Foods Division net sales, have responded that they are in the process of addressing the year 2000 issue or are already in compliance. To date, no customers have responded that they will not be year 2000 ready. The Foods Division has a program to follow up with significant customers who have not yet responded and to monitor the progress of customers who responded that they are addressing the year 2000 issue but are not yet in compliance.

        Year 2000 Costs

     The Corporation is committed to making the investments required to ensure year 2000 readiness of the information and other technology systems of each of its business units. These investments include hardware and software upgrades and replacement. The cost to achieve year 2000 readiness for the internal information and other technology systems of the Corporation and its subsidiaries is currently estimated to be approximately $1.7 million, with $1.6 million spent to date.

        Year 2000 Risks

     The Corporation expects that it will achieve year 2000 readiness with its internal systems on a timely basis, but at this time is unable to assure year 2000 readiness by all third parties in the same time frame. The failure to achieve year 2000 readiness by any third party with which the Corporation or any of its subsidiaries has a material business relationship could result in the disruption of normal business activities. Risks inherent with the year 2000 problem could occur if there is an interruption of needed supplies and services, including energy, telecommunications and information exchange suppliers. In a worst case scenario, this could interrupt or prevent the Corporation's businesses from producing and selling their products or receiving payment from customers. Such failures could materially affect the Corporation's results of operations, liquidity and financial condition. The Corporation is currently unable to estimate the impact on its results of operations, liquidity or financial condition from the failure to achieve year 2000 readiness by the Corporation's critical venders, customers or other third parties.

        Year 2000 Contingency Plans

     Genesee Brewing Company and the Corporation's Foods Division are developing contingency plans to address the failure of any critical vendors or a significant number of customers to achieve year 2000 readiness. These contingency plans are being designed to prevent or mitigate the impact on the Corporation's brewing and foods businesses from the failure by such third parties to achieve year 2000 readiness. Due to the seasonality of the brewing industry, the winter months of December and January are two of Genesee Brewing Company's lowest sales and production volume months. Genesee Brewing Company's distributors are required to maintain inventory of packaged malt beverage products sufficient to meet projected demand in their markets for eighteen days and inventory of draft products sufficient to meet projected demand for fifteen days. Because malt beverage products have limited shelf life, Genesee Brewing Company has decided that it will not require distributors to increase inventory levels on hand at January 1, 2000. Instead, Genesee Brewing Company will carefully monitor distributor inventory levels in December 1999 to ensure that required levels are maintained for all brands and package types. In addition, Genesee Brewing Company will increase its production during December 1999 to build maximum inventories of finished case goods, draft and bulk storage beer. Genesee Brewing Company also will build its inventories of brewing ingredients and packaging materials during December 1999 to have on hand on December 31, 1999 sufficient inventories to support production scheduled for January 2000. For certain ingredients and packaging materials that cannot be stored on site in quantities sufficient to support January 2000 production requirements, Genesee Brewing Company has received written assurances from the suppliers of such materials that they will have inventory available to Genesee Brewing Company on December 31, 1999 sufficient to meet Genesee Brewing Company's January 2000 production requirements.

     The Corporation's Foods Division is developing contingency plans to address the failure of any critical vendors or a significant number of customers to achieve year 2000 readiness. These contingency plans will be designed to prevent or mitigate the impact on the Foods Division's business from the failure by such third parties to achieve year 2000 readiness. These contingency plans may include establishing alternative sources of supply; stockpiling of certain critical suppliers; implementing stand-by manual order entry, delivery and billing systems. The Foods Division plans to identify specific third party relationships that may require contingency planning by September 30, 1999 and to develop an appropriate contingency plan for each such situation by October 31, 1999.


        Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability to implement strategic alternatives to address the declining sales and operating losses reported by the Genesee Brewing Company; Genesee Brewing Company and its distributors to develop and execute effective marketing and sales strategies for Genesee Brewing Company's products; the potential erosion of sales revenues and profit margins through continued price stagnation, increased discounting or a higher proportion of sales in lower margin Multipaks; the continuation of declining sales for the craft/ specialty beer category or a potential shift in consumer preferences away from the category, including Honey Brown Lager; uncertainties due to the intensely competitive, stagnant nature of the beer industry; demographic trends and social attitudes that can reduce beer sales; the continued growth in the popularity of import and nationally advertised beers; increases in the cost of aluminum, paper packaging and other raw materials; the Corporation's inability to reduce manufacturing and overhead costs of its brewing and foods businesses to more competitive levels; changes in significant laws and government regulations affecting sales, advertising and marketing of malt beverage products; significant increases in federal, state or local beer or other excise taxes; the potential impact of beer industry consolidation at both the brewer and distributor levels; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food product producers that might adversely affect sales of private label products; the possibility that the Corporation's Foods Division might experience delays, difficulties or unanticipated expenses in integrating TKI Foods and Spectrum Foods; the possibility that the Foods Division might experience delays, difficulties or unanticipated expenses in the relocation of its operations to Medina, New York; the possibility that the Foods Division might not achieve the expected synergies from the integration and relocation of all operations into a single facility; interest rate fluctuations that could reduce demand for or the rate of return on new equipment lease business; increased competition in the equipment leasing business resulting from lower interest rate environment; the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne's lease portfolio matures; increases in the estimated costs to achieve year 2000 readiness; and the risk that computer systems of the Corporation, its subsidiaries and their significant suppliers or customers may not be year 2000 compliant.

Item 8. Financial Statements and Supplementary Data


Selected Quarterly Financial Data (Unaudited)

                                            First            Second       Third         Fourth       Total
Fiscal Year Ended 5/1/99                    Quarter          Quarter      Quarter       Quarter       Year
                                        ---------------------------------------------------------------------

Net Revenues                             $  39,391           39,188        35,429        35,999     150,007

Gross Profit                                 9,682            9,208         8,285         9,243      36,418

Net Earnings / (Loss)                        1,132             (586)        1,751           166       2,463

Basic Earnings/ (Loss) Per Share               .70             (.36)         1.08           .10        1.52


Diluted Earnings / (Loss) Per Share            .70             (.36)         1.08           .10        1.52

                                        ---------------------------------------------------------------------
                                            First            Second       Third          Fourth       Total
Fiscal Year Ended 5/2/98                    Quarter          Quarter      Quarter        Quarter       Year
                                        ---------------------------------------------------------------------

Net Revenues                             $  42,945           39,914        35,859        35,375     154,093

Gross Profit                                10,863            8,907         6,982         8,906      35,658

Net Earnings/(Loss)                          1,417             (769)         (347)        1,034       1,335

Basic Earnings/(Loss) Per Share                .88             (.48)         (.21)          .64         .83

Diluted Earnings/(Loss) Per Share              .87             (.48)         (.21)          .64         .82
                                        ---------------------------------------------------------------------

(Dollars in thousands, except per share data)


(b)   Index to Financial Statements
                                                                                      Page
    Report of Independent Accountants - PricewaterhouseCoopers LLP                     20

    Consolidated Balance Sheets at May 1, 1999 and May 2, 1998                         21

    Consolidated Statements of Earnings and Comprehensive Income
      For the three years ended May 1, 1999, May 2, 1998 and May 3, 1997               23

    Consolidated Statements of Shareholders' Equity
      For the three years ended May 1, 1999, May 2, 1998 and May 3, 1997               24

    Consolidated Statements of Cash Flows
      For the three years ended May 1, 1999, May 2, 1998 and May 3, 1997               25

    Notes to Consolidated Financial Statements                                         27

    Financial Statement Schedules:
      For the three years ended May 1, 1999, May 2, 1998 and May 3, 1997
         Schedule II - Consolidated Valuation and Qualifying Accounts                  54

                 Report of Independent Accountants




  The Board of Directors and Shareholders
  of Genesee Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Genesee Corporation and its subsidiaries at May 1, 1999 and May 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 1, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/PricewaterhouseCoopers LLP


  PricewaterhouseCoopers LLP
  Rochester, New York
  June 17, 1999

                       GENESEE CORPORATION
                         AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   May 1, 1999 and May 2, 1998
          (Dollars in thousands, except per share data)


Assets                                                                       1999            1998

Current assets:
   Cash and cash equivalents                                            $   5,836         $  2,692
   Marketable securities available for sale                                 7,964           17,808
   Trade accounts receivable, less allowance for doubtful
      receivables of $478 in 1999 and $433 in 1998                         10,222           10,163
Inventories, at lower of cost (first-in, first-out) or market              16,414           14,258
   Deferred income tax assets                                                 397            1,315
   Other current assets                                                       751              683
           Total current assets                                            41,584           46,919
Net property, plant and equipment                                          37,040           33,311
Investment in and notes receivable from
   unconsolidated real estate partnerships                                  5,343            5,534
Investment in direct financing and leveraged leases                        28,285           34,638
Goodwill and other intangibles, net of accumulated
   amortization of $1,747 in 1999 and $579 in 1998                         28,280           10,737
Other assets                                                                3,421            4,450
           Total assets                                                 $ 143,953        $ 135,589

Liabilities and Shareholders' Equity

Current liabilities:
   Line of credit                                                       $   3,000        $       -
   Note payable, current portion                                               82                -
   Accounts payable                                                         8,421            8,358
   Income taxes payable                                                     1,215              692
   Federal and state beer taxes payable                                     1,354            1,756
   Accrued compensation                                                     3,505            2,291
   Accrued postretirement benefits, current portion                           731              712
   Accrued expenses and other                                               5,374            4,252
           Total current liabilities                                       23,682           18,061
Note payable, noncurrent portion                                            4,679                -
Deferred income tax liabilities                                             8,251            9,295
Accrued postretirement benefits, noncurrent portion                        15,332           15,415
Other liabilities                                                             493              471

           Total liabilities                                               52,437           43,242

Minority interests in consolidated subsidiaries                             2,479            2,227

                       GENESEE CORPORATION
                         AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   May 1, 1999 and May 2, 1998
          (Dollars in thousands, except per share data)



(continued)

                                                                             1999             1998
Shareholders' equity:
   Common stock:
      Class A, voting, $.50 par value.  Authorized 450,000
          shares; 209,885 shares issued and outstanding                       105              105
      Class B, non-voting, $.50 par value.  Authorized 3,850,000
          shares; 1,506,876 shares issued                                     753              753
   Additional paid-in capital                                               5,856            5,842
   Retained earnings                                                       85,692           86,143
   Accumulated other comprehensive income                                      77              752
   Less: Class B treasury stock, at cost; 97,852 shares in 1999
             and 98,682 shares in 1998                                    ( 3,446)         ( 3,475)
      Total shareholders' equity                                           89,037           90,120

           Total liabilities and shareholders' equity                   $ 143,953        $ 135,589




See accompanying notes to consolidated financial statements

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

   Consolidated Statements of Earnings and Comprehensive Income
      Years ended May 1, 1999, May 2, 1998, and May 3, 1997
           (Dollars in thousands, except per share data)


                                                                1999                     1998                  1997

Revenues                                                     $ 178,418                $ 186,359             $ 194,669
Federal and state beer taxes                                    28,411                   32,266                40,126
     Net revenues                                              150,007                  154,093               154,543

Cost of goods sold                                             113,589                  118,435               116,968
     Gross profit                                               36,418                   35,658                37,575

Selling, general and administrative expenses                    36,070                   36,346                34,979
     Operating income / (loss)                                     348                     (688)                2,596

Investment income                                                2,043                    3,728                 2,932
Other income                                                     4,277                      246                   469
Interest expense                                                  (873)                    (173)                 (122)
Minority interest in earnings of subsidiaries                   (1,237)                    (804)                 (698)

     Earnings before income taxes                                4,558                    2,309                 5,177

Income taxes                                                     2,095                      974                 1,831

     Net earnings                                                2,463                    1,335                 3,346

Other comprehensive income, net of income taxes:
     Unrealized holding (losses)/gains arising during the year    (675)                     104                   761

           Comprehensive income                               $  1,788                 $  1,439               $ 4,107


Basic earnings per share                                      $   1.52                 $    .83               $  2.07
Diluted earnings per share                                    $   1.52                 $    .82               $  2.06






See accompanying notes to consolidated financial statements

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity

        Years ended May 1, 1999, May 2, 1998, and May 3, 1997
           (Dollars in thousands, except per share data)



                                                                                           Accumulated
                                                                                           Other
                                                                                           Compre-
                                     Common Stock     Additional           Retained       hensive         Treasury Stock
                                  Class A   Class B  Paid-In Capital       Earnings       Income(Loss)       Class B         Total

-----------------------------------------------------------------------------------------------------------------------------------
 Balance at April 30, 1996         $ 105    $ 753     $  5,839            $  87,285      $   (113)         $ (3,535)       $ 90,334
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net earnings                                                               3,346
   Other comprehensive income                                                                 761
Total comprehensive income                                                                                                   4,107
Dividends paid-$1.80 per share                                               (2,911)                                        (2,911)
Common stock bonus issued                                   (5)                                                  30              25

-----------------------------------------------------------------------------------------------------------------------------------
 Balance at May 3, 1997              105      753        5,834               87,720           648            (3,505)         91,555
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net earnings                                                               1,335
   Other comprehensive income                                                                 104
Total comprehensive income                                                                                                    1,439
Dividends paid-$1.80 per share                                               (2,912)                                         (2,912)
Common stock bonus issued                                    8                                                   30              38
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at May 2, 1998             105       753        5,842               86,143           752            (3,475)         90,120
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net earnings                                                               2,463
   Other comprehensive income                                                                (675)
Total comprehensive income                                                                                                    1,788
Dividends paid-$1.80 per share                                               (2,914)                                         (2,914)
Common stock bonus issued                                   14                                                   29              43
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at May 1, 1999          $  105    $  753      $ 5,856             $ 85,692         $  77          $ (3,446)       $ 89,037
-----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements

                         GENESEE CORPORATION
                           AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
        Years ended May 1, 1999, May 2, 1998, and May 3, 1997
                        (Dollars in thousands)



                                                                         1999               1998             1997

Cash flows from operating activities:

   Net earnings                                                        $ 2,463            $ 1,335          $ 3,346
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Net gain on sale of marketable securities                           (922)            (1,302)           (333)
      Net gain on disposition of property, plant and equipment            ( 98)               (36)            (65)
      Depreciation and amortization                                      6,591              6,285           5,228
      Deferred tax provision                                               446               (257)          1,006
      Other                                                              1,325                868             698
      Changes in non-cash assets and liabilities:
            Trade accounts receivable                                      879              1,150           2,156
            Inventories                                                   (278)                79          (1,998)
            Other assets                                                   844                 (3)           (275)
            Accounts payable                                            (1,185)            (1,387)           (599)
            Income taxes payable                                           365               (240)            477
            Federal and state beer taxes                                  (402)              (273)           (217)
           Accrued expense and other                                    (1,496)                29             568
            Accrued postretirement benefits                                (64)              (100)            (11)
            Other liabilities                                               22                 58             (15)

        Net cash provided by operating activities                      $ 8,490            $ 6,206         $ 9,966

                         GENESEE CORPORATION
                           AND SUBSIDIARIES

          Consolidated Statements of Cash Flows (continued)



                                                                         1999             1998           1997

Cash flows from investing activities:
   Purchase of TKI Foods, net of cash acquired                      $  (18,632)      $       -       $      -
   Purchase of Freedom Foods, net of cash acquired                           -         (11,060)             -
   Capital expenditures                                                 (7,431)         (5,746)        (7,951)
   Proceeds from sale of property, plant, and equipment                    600             802            125
   Proceeds from sale of marketable securities                          11,640          31,668         13,401
   Purchases of marketable securities and other investments             (1,929)        (16,885)        (9,599)
   Investments in and advances to unconsolidated
     real estate partnerships, net of distributions                        191            (585)         3,517
   Net investment in direct financing and leveraged leases               6,353          (2,494)        (4,052)
   Withdrawals by minority interest                                       (985)           (267)          (535)

      Net cash used in investing activities                            (10,193)         (4,567)        (5,094)

Cash flows from financing activities:
   Proceeds from acquisition of debt                                    14,800               -              -
   Principal payments on debt                                           (7,039)           (556)             -
   Payment of dividends                                                 (2,914)         (2,912)        (2,911)

      Net cash provided by / (used in) financing activities              4,847          (3,468)        (2,911)

        Net increase /  (decrease) in cash and
            cash equivalents                                             3,144          (1,829)         1,961

Cash and cash equivalents at beginning of year                           2,692           4,521          2,560

Cash and cash equivalents at end of year                              $  5,836        $  2,692       $  4,521







See accompanying notes to consolidated financial statements

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements
              May 1, 1999, May 2, 1998, and May 3, 1997


(1)   Summary of Significant Accounting Policies

      Principles of Consolidation and Nature of Operations

     The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include the consolidated accounts of Genesee Corporation; The Genesee Brewing Company, Inc.; Ontario Foods, Inc.; TKI Foods, Inc. (as of August 3, 1998); Freedom Foods, Inc. (as of May 15,
     1997) and Genesee Ventures, Inc., which is the Corporation's wholly owned equipment leasing and real estate subsidiary. The vast majority of the Corporation's production of beer, ale and food products is sold in the United States to independent wholesalers or retail establishments.

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

     Comprehensive Income

     During fiscal 1999 the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses, and other comprehensive income) in a set of financial statements in order to report a measure of all changes in equity of an enterprise. Other

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    May 1, 1999, May 2, 1998, and May 3, 1997


(1)   Summary of Significant Accounting Policies (continued)


     comprehensive income refers to revenues, expenses, gains and, losses that are included in comprehensive income but excluded from net earnings. All prior periods presented have been restated to reflect the provisions of SFAS 130.

     The  amount  of  income  tax  (benefit)  or  expense   allocated  to  other
     comprehensive income for fiscal 1999, 1998 and 1997 was approximately $(380,000), $59,000 and $439,000, respectively.

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

     The Corporation regularly assesses all of its long-lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Corporation determined that no impairment loss needs to be recognized for applicable assets in fiscal 1999, fiscal 1998 and fiscal 1997.

     Income Taxes
     The provision for income taxes is based upon pre-tax earnings, with deferred income taxes arising from the permanent and temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to reverse and give immediate effect to changes in income tax rates.

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

     Concentration  of  Credit  Risk
     The majority of the accounts receivable balances are from malt beverage distributors and food retailers. The Corporation minimizes its credit risk with purchase money security interests in inventory and personal guarantees or letters of credit. The Corporation's lease receivable balances are from a diversity of lessees in various industries and businesses. This diversity, in addition to security interests in the leased equipment, allows the Corporation to minimize its credit risk on lease receivables.

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

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies (continued)

     Earnings Per Share
     The Corporation presents Basic earnings per share, which is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, and Diluted earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Reclassifications
     It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

     Fiscal Year
     The Corporation's fiscal year ends on the Saturday closest to April 30. Fiscal years for the financial statements included herein ended May 1, 1999, May 2, 1998, and May 3, 1997.

(2)   Acquisitions

     On August 3, 1998, the Corporation acquired all of the common stock of TKI Foods, Inc. (TKI) and certain assets of Spectrum Foods, Inc. (Spectrum), food companies located in Springfield and Decatur, Illinois, respectively, for $18.6 million, representing $ 5.6 million of assets acquired and $4.2 million of liabilities assumed. TKI and Spectrum primarily package a broad range of dry food products, including artificial sweeteners, that are sold to retail supermarket chains under their own labels. Many of these supermarket chains were already customers of the Corporation. Early in fiscal 2000, the Corporation expects to complete the relocation of TKI and Spectrum's manufacturing operations to Ontario Foods' facility in Medina, New York. The acquisition was accounted for using the purchase method and was financed by drawing $10.0 million of a $15.0 million credit facility from a commercial bank and with the Corporation's cash reserves and has been included in the Corporation's results of operations since the date of acquisition. The excess of the aggregate purchase price over net assets acquired was approximately $17.2 million.

     The following fiscal 1998 unaudited pro forma information presents the results of operations of the Corporation as if the acquisition of TKI and Spectrum had taken place on May 4, 1997. The TKI and Spectrum financial information used in calculating the fiscal 1998 amounts below are based on their results of operations for the twelve months ended March 31, 1998 and are not considered to be materially different from fiscal 1998 amounts.

                                                     1999        1998
           Net revenues                           $ 155,106    $175,464
           Net earnings/(loss)                        1,852        (103)
           Basic earnings/(loss) per share             1.14        (.06)
           Diluted earnings/(loss) per share           1.14        (.06)

(Dollars in thousands, except per share data)

                        GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(2)   Acquisitions (continued)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future.

     On May 15, 1997, the Corporation acquired all of the common stock of Freedom Foods, Inc., a food company located in Odessa, Florida, for $11.3 million, representing $3.3 million of assets acquired and $2.0 million of liabilities assumed. Freedom Foods sells bouillon products to many of the same supermarket chains already buying private label soup, side dish and drink mix products from Ontario Foods. During fiscal 1998, the Corporation completed the relocation of Freedom Foods' manufacturing and sales operations to Ontario Foods' facility in Albion, New York. The acquisition was financed internally and was accounted for using the purchase method. The excess of the aggregate purchase price over net assets acquired was approximately $10.0 million.

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

     Marketable equity securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at May 1, 1999 are as follows:

                                                                                         Gross         Gross
                                                                    Amortized       Unrealized    Unrealized     Fair
                                                                         Cost            Gains        Losses     Value
      Fixed income securities:
        Debt securities issued by U.S. Government                   $  3,501          $   186         $   20    $ 3,667
        Corporate debt securities                                      3,946               49             94      3,901
                                                                       7,447              235            114      7,568
      Mutual funds:
        Fixed income funds                                                39                -              1         38
      Other                                                              358                -              -        358
        Marketable securities available for sale                    $  7,844           $  235         $  115    $ 7,964

      (Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

The amortized cost, gross unrealized gains/losses and fair values of marketable securities at May 2, 1998 are as follows:

                                                                                Gross         Gross
                                                               Amortized   Unrealized    Unrealized      Fair
                                                                    Cost        Gains        Losses      Value
      Fixed income securities:
        Debt securities issued by U.S. Government              $  2,131      $   172      $      1     $  2,302
        Corporate debt securities                                 4,293           59            31        4,321
        Mortgage-backed securities                                  702           50             1          751
                                                                  7,126          281            33        7,374
      Mutual funds:
        Equity funds                                              2,730          552             -        3,282
        Fixed income funds                                        5,202            -           138        5,064
        Foreign funds                                             1,117          513             -        1,630
                                                                  9,049        1,065           138        9,976
      Other                                                         458            -             -          458
        Marketable securities available for sale               $ 16,633      $ 1,346      $    171     $ 17,808

      (Dollars in thousands)

The amortized cost and fair value of fixed income securities at May 1, 1999, by contractual maturity, are as follows:

                                                                  Amortized         Fair
                                                                    Cost            Value
      Contractual maturity:
        Less than one year                                      $    255       $     251
        After one year, but within five years                      3,587           3,608
        After five years, but within ten years                     2,105           2,070
        After ten years                                            1,500           1,639
      Total fixed income securities                             $  7,447       $   7,568

      (Dollars in thousands)

The following represents the total proceeds from sales of marketable securities for fiscal years ended May 1, 1999, May 2, 1998 and May 3, 1997 and the components of net gains and losses realized on those sales, which are determined on a weighted average basis:

                                                        1999              1998               1997
      Proceeds from sales                            $ 11,640          $ 31,668           $ 13,401
        Gains from sales                                1,048             1,818                603
        Losses from sales                                (126)             (516)              (270)
      Net gains from sales                           $    922          $  1,302           $    333

      (Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



 (4)  Income Taxes

     Components of income tax expense (benefit) for the fiscal years ended May 1, 1999, May 2, 1998, and May 3, 1997 are as follows:

                                                          1999               1998           1997
       Current:
        Federal                                        $ 1,570            $ 1,105         $  792
        State                                               79                126             33
         Total current income tax expense                1,649              1,231            825
       Deferred:
        Federal                                            311               (244)         1,032
        State                                              135                (13)           (26)
         Total deferred income tax expense / (benefit)     446               (257)         1,006
         Total income tax expense                      $ 2,095            $   974        $ 1,831

        (Dollars in thousands)


The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the fiscal years ended May 1, 1999, May 2, 1998, and May 3, 1997:

                                                                        1999              1998          1997

       Computed expected tax expense @ 34%                            $ 1,550            $  785       $ 1,760
       State income taxes (net of federal income tax benefit)             141                75             5
       Amortization of Goodwill                                           330               128             -
       Other, net                                                          74               (14)           66
        Total income tax expense                                      $ 2,095            $  974       $ 1,831
       Effective tax rate                                                46.0%             42.2%         35.4%

       (Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(4)   Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at May 1, 1999 and May 2, 1998 are presented below:

                                                                 1999             1998
       Deferred income tax assets:
        Deposit liabilities                                  $     205       $      240
        Allowance for doubtful accounts                            175              173
        Deferred compensation and other
         employee related accruals                               1,208              887
        Postretirement benefits other than pensions              6,425            6,451
        Alternative minimum tax credit carryforward              2,586            4,158
        State investment tax credit                              1,390              829
        Other                                                    1,796            1,982
            Gross deferred income tax assets                    13,785           14,720
        Valuation allowance for deferred income tax assets      (1,033)            (472)
            Total deferred income tax assets                    12,752           14,248
       Deferred income tax liabilities:
        Basis differential on leasing portfolio                 13,694           16,903
          Accelerated depreciation on plant and equipment        4,627            3,944
        Deferred gain on investment                              1,378                -
        Returnable containers                                       82              341
        Unrealized gains on marketable securities                   43              423
        Other                                                      782              617
            Total deferred income tax liabilities               20,606           22,228
            Net deferred income tax liabilities              $   7,854       $    7,980

       (Dollars in thousands)

Deferred income tax assets at May 1, 1999 include $ 2,586,000 of alternative minimum tax (AMT) credits, which carry forward indefinitely, and $ 1,390,000 of state investment tax credits, which will begin to expire in fiscal 2003 and are limited in annual usage. A valuation allowance has been recorded to the extent that credits may not be realized. The change in the deferred tax asset or liability for unrealized gains or losses on investments classified as available for sale is reflected in equity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(5)   Inventories

     Inventories at May 1, 1999 and May 2, 1998 are summarized as follows:

                                                                  1999              1998

       Finished goods                                         $   6,292         $   5,567
       Goods in process                                           1,445             1,664
       Raw materials, containers and packaging supplies           8,677             7,027

        Total inventories                                     $  16,414         $  14,258

       (Dollars in thousands)


(6)   Property, Plant and Equipment

     Property, plant and equipment at May 1, 1999 and May 2, 1998 are summarized as follows:

                                                              1999                  1998

       Land and land improvements                         $   1,175            $    1,175
       Buildings                                             22,221                22,104
       Machinery, equipment, furniture and fixtures          83,683                79,474
       Returnable containers                                 12,876                12,573
       Construction in process                                5,251                 2,585
        Total property, plant and equipment                 125,206               117,911
       Less accumulated depreciation                         88,166                84,600

        Net property, plant and equipment                 $  37,040            $   33,311

       (Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(7)   Leasing Activities

     The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a joint venture that is 85% owned by Genesee Ventures, Inc. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at May 1, 1999 and May 2, 1998 is presented below:

                                                                       1999                              1998
                                                              Direct                            Direct
                                                              Financing     Leveraged           Financing     Leveraged

      Minimum rentals receivable                             $ 1,946      $     444            $  3,248       $   755
      Estimated unguaranteed residual
        value of leased assets                                 1,104         31,820               1,125        37,320
      Unearned and deferred income                              (399)        (6,630)               (590)       (7,220)

      Investment in leases                                     2,651         25,634               3,783        30,855

      Investment in direct financing and leveraged leases             28,285                           34,638
      Deferred taxes arising from leases                             (13,694)                         (16,903)

      Net after-tax investment in leases                            $ 14,591                         $ 17,735

       (Dollars in thousands)


The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at May 1, 1999:

                     Fiscal Year:
                     2000                                   $ 1,132
                     2001                                       700
                     2002                                       394
                     2003                                       164
                     Total minimum rentals receivable       $ 2,390


       (Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


(8)   Debt

Line of Credit

The Corporation has operating funds available through a $15 million unsecured line of credit agreement with a bank that matures on July 31, 1999 at which time all outstanding principal and interest is due. Interest only payments are due monthly and interest is accrued at an annual rate of LIBOR plus 70 basis points (5.97% at May 1, 1999). The line of credit has an outstanding balance of $3,000,000 at May 1, 1999. Subsequent to year end, the terms of this line of credit agreement were modified as follows: the total line available became $10.0 million and the maturity date was extended to April 30, 2000.

Mortgage Note Payable

The Corporation borrowed $4,800,000 through a building loan agreement with a bank to purchase a building for the Corporation's food business. This mortgage note payable matures in November 2008, at which time all outstanding principal and interest is due. Monthly payments of principal and interest, currently $32,380, are required with interest accruing at a fixed annual rate of 6.49%. The note is secured by the building acquired as well as by certain equipment and has an outstanding balance of $4,760,956 at May 1, 1999. The note agreement contains certain financial covenants of which the Corporation is currently in compliance.

Term Note Payable

The Corporation also has available a multiple disbursement term note payable for $1,700,000. These funds will be used for renovation and construction at the building mentioned above. Maturity of this note is eight years from draw down of funds and borrowings accrue interest at an annual rate of LIBOR plus 110 basis points and are secured by a first mortgage on the building and by certain equipment. The note agreement also contains certain financial covenants. At May 1, 1999, no amounts have been advanced under this agreement.

Future aggregate maturities of debt for the next five fiscal years and thereafter is as follows:


                     Fiscal Year:
                     2000          $ 3,082
                     2001               88
                     2002               93
                     2003              100
                     2004              106
                     Thereafter      4,292
                                   $ 7,761

(Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements



(9)   Segment Reporting

During fiscal 1999, the Corporation adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 supercedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Corporation. The adoption of SFAS 131 did not have any impact on the Corporation's financial position or the results of operations. The segment disclosures presented for prior years have been restated to conform with the presentation adopted for the current year.

The Corporation has four reportable segments: brewing, food processing, leasing and real estate, and corporate. The brewing segment produces beers and ales for wholesale and retail distribution throughout the United States, primarily in the northeast region of the country. The food processing segment produces dry side dish, bouillon, artificial sweeteners, soup, drink mix and instant iced tea products under private label for many of the country's largest supermarket chains. The leasing and real estate segment leases construction, transportation and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties. The corporate segment retains the Corporation's investments in marketable securities, generating investment income as well as supporting corporate costs.

The accounting  policies of the segments are the same as those  described in the
summary  of  significant   accounting   policies.   The  Corporation   evaluates
performance based on operating income or loss and earnings before income taxes.

Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues, and the Corporation's international revenues are not significant.

The Corporation's reportable segments, other than corporate, are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Financial information for the Corporation's reportable segments is as follows:


----------------------------------------------------------------------------------------------------------------------------------
                                                                              Leasing
                                                                  Food          and
Fiscal Year                                           Brewing   Processing  Real Estate Corporate   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers             $   103,284   $  42,731   $  3,992     $     -      $     -          $ 150,007
Depreciation and amortization                          4,426       2,165          -           -            -              6,591
Operating (loss)/income                               (4,733)      1,818      3,933        (670)           -                348
Investment income                                        124          32        315       3,675       (2,103)             2,043
(Loss)/earnings before income taxes                   (4,355)      1,070      5,977       4,558       (2,692)             4,558
Identifiable assets                                   50,100      54,162     36,426       3,265            -            143,953
Capital expenditures                                   2,063       5,368          -           -            -              7,431

----------------------------------------------------------------------------------------------------------------------------------
1998
----------------------------------------------------------------------------------------------------------------------------------

Net revenues from external customers             $   117,235   $  33,876   $  2,982      $    -       $    -          $ 154,093
Depreciation and amortization                          5,046       1,239          -           -            -              6,285
Operating (loss)/income                               (5,446)      2,237      2,918        (397)           -               (688)
Investment income                                         68          (3)     1,007       4,884       (2,228)             3,728
(Loss)/earnings before income taxes                   (5,188)      1,700      2,296       2,309        1,192              2,309
Identifiable assets                                   55,771      25,46     143,505      10,852            -            135,589
Capital expenditures                                   4,589      1,157           -           -            -              5,746

----------------------------------------------------------------------------------------------------------------------------------
1997
----------------------------------------------------------------------------------------------------------------------------------

Net revenues from external customers              $  127,074  $  24,979    $  2,490      $    -       $    -          $ 154,543
Depreciation and amortization                          4,637        591           -           -            -              5,228
Operating (loss)/income                                  (12)       784       2,428        (604)           -              2,596
Investment income                                         84          -         577       4,019       (1,748)             2,932
Earnings/(loss) before income taxes                      232        721       1,654       5,177       (2,607)             5,177
Identifiable assets                                   58,139     11,612      39,316      27,862            -            136,929
Capital expenditures                                   7,674        277           -           -            -              7,951

----------------------------------------------------------------------------------------------------------------------------------


(Dollars in thousands)

                        GENESEE CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


(10)  Supplemental Cash Flow Information

     Cash paid for taxes was approximately $ 1,132,000, $1,504,000, and $1,429,000 in fiscal 1999, fiscal 1998, and fiscal 1997 respectively; cash paid for interest was approximately $873,000, $173,000, and $122,000 in fiscal 1999, fiscal 1998, and fiscal 1997 respectively.


(11)  Real Estate Investment

     During the second quarter of fiscal 1998, the Corporation and its partners finalized negotiations with a new lender to refinance the mortgage on a Rochester, New York office building. The new financing package includes a $31.5 million first mortgage loan obtained on a non-recourse basis and a $5.5 million term loan that is secured, in part, by a 50% limited guarantee from the Corporation. The Corporation's exposure under the guarantee is capped at $2.75 million.

     The building has an appraised value in excess of the total debt against it. In addition, the other partners in the project have provided the Corporation with collateral to secure the Corporation's obligation under its guarantee of the term loan.


(12)  Stock Option and Bonus Plans

     Under the Corporation's 1992 Stock Plan, as amended (the "Stock Plan"), officers and other key employees may, at the discretion of the Management Continuity Committee of the Board of Directors, be granted options that allow for the purchase of shares of the Corporation's Class A and Class B common stock. These options may be exercised any time from the award date to a specified date not more than ten years from the award date or five years in the case of 10% or more shareholders. Under the Stock Plan, outside directors are granted options each year to purchase shares of Class B common stock. Outside director options may be exercised at any time from the option award date until five years after the award date.

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

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(12)  Stock Option and Bonus Plans (continued)

      Changes in stock options are as follows:

                                                                                     Weighted Average
                                                                   Shares            Price Per Share
        Outstanding at April 30, 1996                              76,000               $ 41.02
          Granted                                                  35,500                 45.49
          Forfeited                                                (3,000)                40.87
        Outstanding at May 3, 1997                                108,500                 42.46
          Granted                                                  38,000                 45.48
          Expired                                                 (21,500)                46.72
        Outstanding at May 2, 1998                                125,000                 42.63
          Granted                                                  38,500                 32.35
          Expired                                                 (15,000)                35.77
          Forfeited                                               (10,000)                39.77
        Outstanding at May 1, 1999                                138,500               $ 40.72


Common stock reserved for options and employee awards totaled 138,933 shares as of May 1, 1999 and 126,339 shares as of May 2, 1998.

The Corporation adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), in fiscal 1997 and continues to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees for plan accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS 123, the Corporation's net earnings and basic and diluted earnings per share for the fiscal years ended May 1, 1999, May 2, 1998, and May 3, 1997 would have been reduced to the pro forma amounts indicated below:

                                                          Reported                 Pro Forma
                                                          Earnings                 Earnings
         1999
         Net earnings                                    $ 2,463                    $ 2,332
         Basic earnings per share                           1.52                       1.44
         Diluted earnings per share                         1.52                       1.44

         1998
         Net earnings                                    $ 1,335                    $ 1,070
         Basic earnings per share                            .83                        .66
         Diluted earnings per share                          .82                        .66

         1997
         Net earnings                                    $ 3,346                    $ 3,114
         Basic earnings per share                           2.07                       1.93
         Diluted earnings per share                         2.06                       1.92

     (Dollars in thousands, except per share data)

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(12)  Stock Option and Bonus Plans (continued)

     For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of
     4.9 years, expected volatility of 19.2%, 18.2%, and 16.1% in fiscal 1999, fiscal 1998, and fiscal 1997, respectively, expected dividend yield of 5.8%, 4.1% and 4.1% and risk-free interest rates of 5.29%, 6.08%, and 6.45% in fiscal 1999, 1998, and 1997, respectively. The weighted average fair value of stock options granted was $3.40, $6.97, and $6.66 in fiscal 1999, 1998, and 1997, respectively.

     The following table summarizes information about stock options outstanding and exercisable at May 1, 1999:

       ----------------------------------------------------------------------------------------------------
         Range of Exercise       Number Outstanding           Weighted Average             Weighted Average
         Prices Per Share           May 1, 1999          at Contractual Life in Years       Exercise Price
       ----------------------------------------------------------------------------------------------------

         $24.00 - 38.00                42,000                           3.7                       $ 32.98
          38.00 - 44.00                28,250                            .8                         39.73
          44.00 - 47.00                68,250                           2.7                         45.90
       ---------------------------------------------------------------------------------------------------
         $24.00 - 47.00               138,500                           2.6                       $ 40.72
       ---------------------------------------------------------------------------------------------------


(13)    Earnings Per Share

     The computation of earnings per share for the years ended May 1, 1999, May 2, 1998, and May 3, 1997 is based on the following:

                                                               1999                1998             1997
      Net earnings  (in thousands)                       $    2,463           $    1,335       $    3,346
      Basic earnings per share                                 1.52                  .83             2.07
      Diluted earnings per share                               1.52                  .82             2.06
      Weighted average common shares outstanding          1,618,793            1,617,962        1,617,102
      Weighted average and common equivalent shares       1,618,841            1,622,069        1,622,008

     In fiscal 1999,  1998 and 1997,  respectively,  133,500,  80,750 and 59,000 shares of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.

(14)  Postretirement Benefits

     Effective May 3, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans; however,

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)  Postretirement Benefits (continued)



     it does not change the measurement or recognition of those plans. Therefore, the adoption of SFAS 132 had no effect on the accompanying consolidated financial statements.

     The Corporation provides certain health care and life insurance benefits to eligible retired employees and spouses under a welfare benefit plan (the
     Plan) covering substantially all retirees and employees. The Corporation's share of non-bargaining health care costs is limited to twice its fiscal 1993 cost, with the Corporation sharing future health care cost increases equally with non-bargaining retirees until such limit is reached.

     Effective January 1, 1999, the Corporation implemented a cap on the Corporation's HMO medical cost for bargaining retirees equal to 135% of its 1994 cost. Previously, the cap on the Corporation's medical cost for bargaining retirees was equal to 150% of its 1994 cost. The effect of this change in the Plan was to decrease the accumulated postretirement benefit obligation by approximately $299, 000. A prior service cost base was established in recognition of this amendment. The Corporation pays for all future health care cost increases until the cap is reached.

     The life insurance benefits are noncontributory and provide an earnings related benefit to salaried exempt employees and executives and a fixed benefit to other covered employees. The Plan is not prefunded by the Corporation and there are no assets associated with the Plan.

     The following table sets forth the accumulated postretirement benefit obligation (APBO) and the total postretirement benefit liability for the Plan at May 1, 1999 and May 2, 1998.


      (Dollars in thousands)

                                                                     1999             1998
       Accumulated postretirement benefit obligation (APBO)       $ 12,161         $ 11,669
       Unrecognized prior service cost                               2,644            2,694
       Unrecognized net actuarial gain                               1,258            1,764
       Total postretirement benefit liability                     $ 16,063         $ 16,127


     As of May 1, 1999 and May 2, 1998, $731,000 and $712,000 of this obligation was classified as a current liability and $15,332,000 and $15,415,000 was classified as a long-term liability, respectively.

     Net periodic postretirement benefit cost for fiscal years ended May 1, 1999, May 2, 1998, and May 3, 1997 includes the following components:


      (Dollars in thousands)

                                                            1999                  1998               1997
      Service cost                                      $   269               $    226           $    247
      Interest cost                                         789                    845                849
      Amortization of prior service cost                   (349)                  (349)              (349)
      Amortization of gain                                  (42)                   (94)                 -
      Net periodic postretirement benefit cost          $   667               $    628           $    747

                         GENESEE CORPORATION
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(14)  Postretirement Benefits (continued)

     The following table summarizes the change in the APBO for fiscal 1999 and fiscal 1998

         (Dollars in thousands)
                                               1999           1998

       APBO, beginning of year           $   11,669       $  10,700
       Service cost                             269             226
       Interest cost                            789             845
       Actuarial loss                           464             610
       Benefits paid                           (731)           (712)
       Amendments
                                               (299)              -
       APBO, end of year                 $   12,161          11,669

     For measurement purposes, a 7.5%, 8.5% and 7.5% annual trend rate for health care costs was assumed for fiscal 1999, 1998 and 1997 respectively, decreasing gradually to 5.5% by fiscal 2001 and remaining at that level thereafter. The long-term rate for compensation increases for non-bargaining employees is assumed to be 4% for each year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at May 1,1999 and May 2, 1998, and 8.2% at May 3, 1997.

     Increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation as of May 1, 1999 nor on the net periodic postretirement benefit expense for fiscal 1999.


(15)  Retirement Plans

     Substantially all union employees are covered under a multi-employer pension plan, which requires the Corporation to contribute specified amounts per employee. The Corporation has no current intentions to withdraw from this plan. All costs under the plan are paid currently and charged directly to earnings ($815,000 in fiscal 1999, $853,000 in fiscal 1998, and $879,000 in fiscal 1997).

     All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully trusteed, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($1,286,000 in fiscal 1999, $1,292,000 in fiscal 1998, and $1,289,000 in fiscal 1997).

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


                                                                                                             Expiration
                            Director             Position and Principal Occupation                             of Term
   Name and Age              Since               for the Last Five Years                                      in Office
----------------------------------------------------------------------------------------------------------------------------
Stephen B. Ashley      (59)  1987                Chairman and Chief Executive                                   1999
                                                 Officer of The Ashley Group  (1)

William A. Buckingham  (56)  1992                Retired; formerly Executive Vice President                     2001
                                                 of First Empire State Corporation and Manufacturers and
                                                 Traders Trust Company (2)

Thomas E. Clement      (66)  1970                Partners - Nixon Peabody LLP, Attorneys                        1999

Gary C. Geminn         (56)  1986                Senior Vice President - Operations of Genesee                  2000
                                                 Genesee Company

Samuel T. Hubbard, Jr. (49)  1992                President and Chief Operating Officer of the                   2001
                                                 Corporation (3)

Charles S. Wehle       (51)  1976                Senior Vice President of the Corporation (4)                   2000

John L. Wehle, Jr.     (53)  1976                Chairman of the Board and Chief Executive                      1999
                                                 Officer  of the Corporation (5)


(1) Mr. Ashley has been Chairman and Chief Executive Officer of The Ashley Group since July 1996. The Ashley Group is an affiliated group of privately owned real estate management and investment companies. Prior to July 1996, Mr. Ashley was Chairman and Chief Executive Officer of Sibley Mortgage Corporation and Sibley Real Estate Services, privately owned mortgage banking and real estate management companies, respectively. Mr. Ashley is also a Director of Hahn Automotive Warehouse, Inc., Federal National Mortgage Association, Exeter Fund, Inc. and Manning & Napier Insurance Fund, Inc.

(2) Mr. Buckingham retired in 1996 as Executive Vice President of First Empire State Corporation, a publicly held bank holding company, and Manufacturers and Traders Trust Company, a New York State chartered bank. Mr. Buckingham is also a Director of Hahn Automotive Warehouse, Inc.

(3) Mr. Hubbard was elected President and Chief Operating Officer of the Corporation on June 17, 1999. Prior to that, he served as President and Chief Executive Officer of The Alling & Cory Company, a distributor of paper and packaging products headquartered in Rochester, New York. Mr. Hubbard is also a Director of M&T Bank Corporation and Rochester Gas and Electric Corporation.

(4)  See Note (3) to Item 10(b).

(5)  Mr. Wehle is also a Director of M&T Bank Corporation.


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


                                   Officer of the
 Name                    Age       Company Since                  Office
-------------------------------------------------------------------------------------------------
John L. Wehle, Jr.        53          1970              Chairman of the Board and Chief Executive
                                                        Officer  (1)

Samuel T. Hubbard, Jr.    49          1999              President & Chief Operating Office (2)

Charles S. Wehle          51          1988              Senior Vice President (3)

Gary C. Geminn            56          1985              Senior Vice President - Operations of
                                                        Genesee Brewing Company (4)

Karl D. Simonson          56          1994              Vice President - Planning & Development (5)

William A. Neilson        48          1986              Vice President - Human Resources (6)

Mark W. Leunig            44          1988              Vice President, Secretary and General
                                                        Counsel (7)

Michael C. Atseff         43          1992              Vice President and Controller (8)

Lloyd R. Theiss           39          1998              Vice President and Treasurer (9)
---------------------------------------------------------------------------------------------------


(1) Mr. J. L. Wehle, Jr. was elected Chairman of the Board of Directors in November 1993. He has been President and Chief Executive Officer of the Corporation for more than five years. He is also a Director and Chairman of the Board of Genesee Brewing Company.

(2) Mr. Hubbard was elected President and Chief Operating Officer of the Corporation on June 17, 1999. He is also a Director and Chief Executive Officer of Genesee Brewing Company. Prior to being elected President and Chief Operating Officer of the Corporation, Mr. Hubbard was President and Chief Executive Officer of The Alling & Cory Company, positions he held for more than five years.

(3) Mr. C. S. Wehle was elected Senior Vice President of the Corporation in January 1995. He was elected President of Genesee Brewing Company in
     October 1996. Prior to that he served as Executive Vice President of Genesee Brewing Company, a position he held for more than five years.

(4) Mr. Geminn was elected Senior Vice President - Operations of Genesee Brewing Company in November 1997. Prior to that, he served as Vice President - Production of Genesee Brewing Company, a position he held for more than five years.

(5) Mr. Simonson was elected Vice President - Planning and Development of the Corporation in October 1994. He is also President of Ontario Foods, a position he has held for more than five years.

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

(8) Mr. Atseff was elected Vice President and Controller of the Corporation in August 1998. Prior to that, he was Controller of the Corporation, a position he held for more than five years.

(9) Mr. Theiss was elected Treasurer of the Corporation in October 1998. Prior to that, he was Assistant Treasurer of the Corporation, a position he held for more than five years.

     John L. Wehle, Jr. and Charles S. Wehle are brothers.


     (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended May 1, 1999.


Item 11.    Executive Compensation

     (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the Chief Executive Officer and the four other most highly compensated executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended May 1, 1999 exceeded $100,000.

Summary Compensation Table

                                             ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                                                  Other
                                                                  Annual        Restricted                      All Other
     Name and                                                     Compen-          Stock         Stock          Compensa-
Principal Position       Fiscal Year     Salary($)     Bonus($)   sation($)     Awards($)(6)    Options(#)       tion ($)
----------------------------------------------------------------------------------------------------------------------------------

John L. Wehle, Jr.,        1999       $  349,672       $2,828(1)   $1,414          375            5,000            $40,696(7)
Chairman of the            1998          347,126        2,570(3)    1,285            0            5,000             39,903
Board and Chief            1997          337,016        3,180(5)    1,590            0            5,000             52,337
Executive Officer

Charles S. Wehle,          1999          188,833        2,595(1)   $1,297          375            4,000             24,044(8)
Senior Vice                1998          204,500        1,928(3)      964            0            4,000             23,992
President                  1997          192,500        2,385(5)    1,193            0            3,000             29,129

Karl D. Simonson           1999          139,000       38,064(2)   $  943          250            2,000             18,053(9)
Vice President -           1998          121,650       16,354(4)      884            0            2,000             14,931
Planning &                 1997          112,475        2,186(5)    1,093            0            1,500             16,979
Development

Mark W. Leunig,            1999          110,000       32,498(2)   $  943          250            1,500             12,897(10)
Vice President,            1998          107,697       14,944(4)      884            0            1,500             11,717
General Counsel            1997          100,052        2,186(5)    1,093            0            1,500             13,713
and Secretary

Robert N. Latella,         1999          238,067        1,046(1)  $  523            0             4,000             35,384(11)
Former Executive           1998          236,334       64,939(4)   1,285            0             4,000             29,160
Vice President and         1997          229,450        3,180(5)   1,590            0             4,000             36,226
Chief Operating
Officer
----------------------------------------------------------------------------------------------------------------------------------

(1)  Amounts   reflect  stock  bonuses  earned  during  fiscal  1999  under  the
     Corporation's 1992 Stock Plan that were paid to the named executive officer in June 1999.

(2) Amounts reflect cash and stock bonus earned during fiscal 1999 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan that were paid to the named executive officer in June 1999.

(3)  Amounts   reflect  stock  bonuses  earned  during  fiscal  1998  under  the
     Corporation's 1992 Stock Plan that were paid to the named executive in June 1998.

(4) Amounts reflect cash and stock bonuses earned during fiscal 1998 under the Corporation's 1986 Incentive Bonus Plan and 1992 Stock Plan that were paid to the named executive officer in June 1998.

(5)  Amounts   reflect  stock  bonuses  earned  during  fiscal  1997  under  the
     Corporation's 1992 Stock Plan that were paid to the named executive officer in June 1997.

(6) As of May 1, 1999, the aggregate number of shares and corresponding value of restricted stock held by each of the named individuals was as follows:
     300 shares valued at $6,975 held by each of Messrs. J. L. Wehle, Jr. and C.
     S. Wehle; and 200 shares valued at $4,650 held by each of Messrs. Leunig and Simonson. No dividends are paid on the restricted stock.

(7) Amount reflects $16,400 contribution under the Corporation's Profit Sharing Retirement Plan, $21,128 contribution under the Corporation's Benefit
     Restoration Plan and $3,168 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. J. L. Wehle, Jr.

(8) Amount reflects $16,400 contribution under the Corporation's Profit Sharing Retirement Plan, $5,559 contribution under the Corporation's Benefit Restoration Plan and $2,085 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. C. S. Wehle.

(9) Amount reflects $16,316 contribution under the Corporation's Profit Sharing Retirement Plan and $1,737 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Simonson.

(10) Amount reflects $12,897 contribution under the Corporation's Profit Sharing Retirement Plan for the benefit of Mr. Leunig.

(11) Amount reflects $16,400 contribution under the Corporation's Profit Sharing Retirement Plan, $15,150 contribution under the Corporation's Benefit
     Restoration Plan and $3,834 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Latella.

     (b) The table below sets forth information about options granted to the named executive officers during the Corporation's fiscal year ended May 1, 1999.

                                                                                         Potential Realized
                        Individual Grants                                                  Value at Assumer
                                     % of Total                                        Annual Rates of Stock
                                       Options                                        Price Appreciation for
                     Options          Granted to                                            Option Term (2)
                     Granted          Employees      Exercise Price     Expiration
 Name                 (#)(1)          Fiscal Year       ($/SH)              Date           5%($)       10%($)
------------------------------------------------------------------------------------------------------------------
John L. Wehle, Jr.    5,000            14.9%           $35.93              6/17/03        28,787       83,366

Robert N. Latella     4,000            11.9%           $32.66              6/17/03        36,093       79,757

Charles S. Wehle      4,000            11.9%           $35.93              6/17/03        23,029       66,693

Karl D. Simonson      2,000             6.0%           $32.66              6/17/03        18,047       39,879

Mark W. Leunig        1,500             4.5%           $32.66              6/17/03        13,535       29,909
------------------------------------------------------------------------------------------------------------------

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

     (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended May 1, 1999; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                                              Value of
                                                  Number of                 Unexercised
                                                 Unexercised                In-the-Money
                                                 Options at                  Options at
                                                  FY-End (#)                  FY-End ($)
                    Shares
                   Acquired       Value $     Exercis    Unexercis-    Exercis-     Unexercis-
    Name              on         Realized       able       able         able          able
                   Exercise
-------------------------------------------------------------------------------------------------
John L. Wehle, Jr.    0              0         20,000        0           0              0

Robert N. Latella     0              0         16,000        0           0              0

Charles S. Wehle      0              0         14,000        0           0              0

Karl D. Simonson      0              0          7,000        0           0              0

Mark W. Leunig        0              0          6,000        0           0              0
-------------------------------------------------------------------------------------------------

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

     (e) Agreements With Named Executive Officers. (1) The Corporation has agreements with John L. Wehle, Jr. and Charles S. Wehle (the "Agreements") which provide that, after a "Change in Control" (as that term is defined in the Agreements), if employment of the named executive officers is terminated by the Corporation without "Cause" (as that term is defined in the Agreements) or by the named executive officers for "Good Reason" (as that term is defined in the Agreements), the Corporation must pay a lump sum payment equal to a maximum of three times the annual base salary of the named executive officers in effect at the date of termination of employment, plus three times the largest bonus paid to him at any time during the preceding five fiscal years.

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

(3) Under an agreement with the Corporation, Robert N. Latella resigned all positions that he held with the Corporation and its subsidiaries and affiliates, effective June 30, 1999. Under this agreement, the Corporation will pay Mr. Latella severance compensation in the amount of $400,000. Provided that Mr. Latella has not revoked or breached the agreement, the first $200,000 installment of the severance compensation will be paid in August 1999 and the balance will be paid on the earlier of May 1, 2000 or the occurrence of a "change of control" (as that term is defined in the agreement). For stated durations, the Corporation will continue coverage for Mr. Latella under certain health, disability and life insurance policies and will provide certain other executive benefits to Mr. Latella.

     (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley, William A. Buckingham and Thomas E. Clement served during the fiscal year ended May 1, 1999 as members of the Management Continuity Committee of the

Corporation's Board of Directors. See description of relationship with Mr. Clement at Item 13.


Item 12. Security Ownership of Certain Beneficial
         Owners and Management

     (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 16, 1999, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

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

     (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 23, 1999 by each director and by all directors and officers as a group are set forth in the following table:



                                  Shares of         Percentage of        Stocks of         Percentage of
Name of Director                   Class A            Class A             Class B              Class B
of Executive Officer             Common Stock       Common Stock        Common Stock        Common Stock
-------------------------------------------------------------------------------------------------------------
John L. Wehle, Jr.                 127,947 (1)         61.0%              98,198(3)(4)          6.9%
                                                                                (5)(6)
Gary C. Geminn                        None                -               10,204(7)             (14)

Mark W. Leunig                        None                -                6,325(8)             (14)

Charles S. Wehle                      None                -               16,375(9)             1.1%

Thomas E. Clement                      (2)               (2)               5,104(4)(10)         (14)

Stephen B. Ashley                     None                -                5,200(11)            (14)

Karl D. Simonson                      None                -                7,325(12)            (14)

William A. Buckingham                  240                -                5,000(4)(13)         (14)

Samuel T.Hubbard, Jr.                 None                -                5,000(13)            (14)
                                  ----------         ----------        -----------------     --------
All Directors                      128,187              61.1%            170,226               11.4%
and Executive as a
Officers group (14 persons)


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

(6) Includes 475 shares owned individually and 20,000 shares which may be acquired pursuant to presently exercisable stock options.

(7) Includes 2,204 shares owned individually and 8,000 shares which may be acquired pursuant to presently exercisable stock options.

(8) Includes 325 shares owned individually and 6,000 shares which may be acquired pursuant to presently exercisable stock options.

(9) Includes 2,375 shares owned individually, 14,000 shares which may be acquired pursuant to presently exercisable stock options.

(10) Includes 104 shares owned individually and 5,000 shares which may be acquired pursuant to presently exercisable stock options.

(11) Includes 200 shares owned individually and 5,000 shares which may be acquired pursuant to presently exercisable stock options.

(12) Includes 325 shares owned individually and 7,000 shares which may be acquired pursuant to presently exercisable stock options.

(13) Shares which may be acquired pursuant to presently exercisable stock options.

(14) Amount of shares owned does not exceed one-percent of shares outstanding.

     (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to Item 12(a).


Item 13.   Certain Relationships and Related Transactions

     The professional corporation of Thomas E. Clement, a director of the Corporation, is a partner of the law firm of Nixon Peabody LLP. During fiscal 1999, Nixon, Hargrave, Devans & Doyle, the predecessor of Nixon Peabody, performed legal services for the Corporation. The Corporation intends to retain Nixon Peabody to provide such services in fiscal 2000.

                              PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

            1.  Financial Statement Schedule:

                See Index to Financial Statements at Page 18 of this report.

Other schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

            2.  Exhibits:

                See Exhibit Index at Page 54 of this report.

        (b) Reports on Form 8-K.

               The Corporation filed a report on Form 8-K on June 25, 1999 to report information under Item 5 (Other Events).

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized. Genesee Corporation


     July 22, 1999          By:      /s/John L. Wehle, Jr.
        (Date)                     John L. Wehle, Jr., Chairman and
                                   Chief Executive Officer



     July 22, 1999              By:  /s/Michael C. Atseff
        (Date)                     Michael C. Atseff, Vice
                                   President and Controller


--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/Stephen B. Ashley                             July 22, 1999                 Director
    Stephen B. Ashley                                    (Date)


     /s/William A. Buckingham                         July 22, 1999                 Director
    William A. Buckingham                                 (Date)


    /s/ Thomas E. Clement                             July 22, 1999                 Director
    Thomas E. Clement                                     (Date)


    /s/ Gary C. Geminn                                July 22, 1999                 Director
    Gary C. Geminn                                        (Date)


    /s/ Samuel T. Hubbard, Jr.                        July 22, 1999                 Director
    Samuel T. Hubbard, Jr.                                (Date)


    /s/ Charles S. Wehle                              July 22, 1999                 Director
    Charles S. Wehle                                      (Date)


    /s/John L. Wehle, Jr.                             July 22, 1999                 Director
    John L. Wehle, Jr.                                    (Date)


                                                                     SCHEDULE II


                        GENESEE CORPORATION
                         AND SUBSIDIARIES

          Consolidated Valuation and Qualifying Accounts

       Years ended May 1, 1999, May 2, 1998 and May 3, 1997


                                   Balance at                 Additions                            Balance
                                   beginning               charged to cost                         at end
  Description                      of period                and expenses        Deductions        of period
                     -----------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
1999
  Allowance for doubtful          $   433                      100                  55               478
    receivables
  Allowance for loss on idle          634                        -                 634                 -
    plant and equipment
  Allowance for obsolete              387                      127                 364               150
    inventory
                     -----------------------------------------------------------------------------------------

                                 $  1,454                      227               1,053               628
                     =========================================================================================
1998
  Allowance for doubtful         $    408                       31                   6               433
    receivables
  Allowance for loss on idle          487                      152                   5               634
    plant and equipment
  Allowance for obsolete              198                      538                 349               387
    inventory
                     -----------------------------------------------------------------------------------------

                                 $  1,093                      721                 360             1,454
                     =========================================================================================
1997
  Allowance for doubtful         $   433                       (27)                 (2)              408
    receivables
  Allowance for loss on idle         448                        39                   -               487
    plant and equipment
  Allowance for obsolete             208                       558                 568               198
    inventory
                     =========================================================================================

                                $  1,089                       570                 566             1,093
                     =========================================================================================

                           Exhibit Index




 Number                                Document                                      Page
------------------------------------------------------------------------------------------

  3-1                       Certificate of Incorporation.                              56

  3-2                       By-Laws (incorporated by reference to Exhibit 3 to the     --
                            Corporation's report on Form 10-Q for the fiscal
                            quarter ended November 1, 1997).

 10-1                       1986 Genesee Incentive Bonus Plan, as amended and          --
                            restated in 1997 (incorporated by reference to Exhibit
                            10-1 to the Corporation's report on Form 10-K for the
                            fiscal year ended May 2, 1998).                            --

10-2                        1992 Stock Plan as amended in 1994  (incorporated by       --
                            reference to Exhibit 10-3 to the Corporation's report
                            on Form 10-K for the fiscal year ended April 30, 1995).

10-3                        Stock Bonus Incentive Program under 1992 Stock Plan        --
                            1997 (incorporated by reference to Exhibit 10-3 to the
                            Corporation's report on Form 10-K for the fiscal year
                            ended May 2, 1998).

10-4                        Agreement with J. L. Wehle, Jr. dated August 29, 1994      --
                            (incorporated by reference to Exhibit 10-5 to the
                            Corporation's report on Form 10-K for the fiscal year
                            ended April 30, 1995).

10-5                        Executive Agreement with J. L. Wehle, Jr. dated            --
                            February 27, 1995  (incorporated by reference to
                            Exhibit 10-6 to the Corporation's report on Form 10-K
                            for the fiscal year ended April 30, 1995).  A
                            substantially identical agreement was executed with C.
                            S. Wehle.

10-6                        Indemnification Agreement with J. L. Wehle, Jr. dated      --
                            June 8, 1989 (incorporated by reference to Exhibit 10-7
                            to the Corporation's report on Form 10-K for the fiscal
                            year ended April 30, 1995).  Substantially identical
                            agreements were executed with all other directors and
                            officers of the Corporation.

10-7                       Trust Agreement under the Genesee Corporation Deferred      --
                           Compensation Plans (incorporated by reference to
                           Exhibit 10-7 to the Corporation's report on Form 10-K
                           for the fiscal year ended May 3, 1997).

10-8                       Severance Agreement and General Release with R. N.          58
                           Latella dated July 22, 1999.

21                         Subsidiaries of the Registrant                              64


                           Exhibit 3-1


               Restated Certificate of Incorporation
                                Of
                   The Genesee Brewing Co., Inc.


The undersigned officers of The Genesee Brewing Co., Inc. hereby certify that:

     I. The name of the corporation is The Genesee Brewing Co., Inc.

     II. The Certificate of Incorporation of the corporation was filed with the Department of State of the State of New York on July 8, 1932.

     III. The Certificate of Incorporation of the corporation, as heretofore amended and restated, is hereby further amended to effect the following changes:

          A. The name of the corporation in Paragraph 1 of the Certificate of Incorporation is hereby changed to Genesee Corporation.

          B. The address in Paragraph 5 of the Certificate of Incorporation to which the Secretary of State shall mail a copy of any process served upon him is hereby changed to: Genesee Corporation 445 St. Paul Street Rochester, New York 14605

     IV. The Certificate of Incorporation, as heretofore amended and restated, and as further amended and changed hereby, is hereby restated in full to read as follows:

                   Certificate of Incorporation
                                Of
                        Genesee Corporation

     1. The name of the corporation is Genesee Corporation.

     2. The purpose for which the corporation is formed is to engage in any lawful act or activity for which corporations may be organized under the Business Corporation Law, and to have and exercise all of the powers conferred by the laws of New York upon corporations formed under the Business Corporation Law. The corporation is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board, agency or other body without such consent or approval first being obtain.

     3. The amount of the corporation's authorized capital stock is two million one hundred fifty thousand dollars ($2,150,000) and the number and par value of the shares of which it is to consist shall be four hundred fifty thousand (450,000) shares of Class A Common Stock of the par value of fifty cents ($.50) per share and three million eight hundred fifty thousand (3,850,000) shares of Class B Common Stock of the par value of fifty cents ($.50) per share.

     The Class A Common Stock and the Class B Common Stock are entitled to the same rights, powers and preferences, and there is no distinction between the them, except that the Class A Common Stock is solely entitled to vote and the Class B Common Stock has no vote except as provided by law.

     4. The principal office of the corporation is to be located in the City of Rochester, Monroe County, New York.

     5. The Secretary of State of the State of New York is hereby designated as the agent of the corporation upon whom process in any action or proceeding against it may be served. The post office address to which the Secretary of State shall mail a copy of any such process served upon him is: Genesee Corporation 445 St. Paul Street Rochester, New York 14605

     6. Any one or more of the directors may be removed either with or without cause at any time by vote of the stockholders holding a majority of the shares of stock outstanding, at any special meeting of such stockholders, and thereupon the term of the director or directors who shall have been so removed shall forthwith terminate, and there shall be a vacancy or vacancies in the Board of Directors to be filled in the manner provided by law and the by-laws of the corporation.

     7. No contract or other transaction between this corporation or any other firm or corporation shall be affected or invalidated by the fact that any one or more of the directors of this corporation is or are interested in, or is a member, director or officer, or are members, directors or officers, of such firm or corporation, and any director or directors, individually or jointly, may be a party or parties to or may be interested in any contract or transaction of this corporation or in which this corporation is interested; and no contract, act or transaction of this corporation with any person, firm, corporation or association shall be affected or invalidated by the fact that any director or directors of this corporation is a party or are parties to or interested in such contract, act or transaction, or in any way connected with such person, firm, corporation or association, and each and every person who may become a director of this corporation is hereby relieved from any liability that might otherwise exist, from contracting with this corporation for the benefit of himself, or any firm, corporation or association in which he may in any way be interested.

     8. A director of the corporation shall not be liable to the corporation or its stockholders for damages for any breach of duty in such capacity, except to the extent that such exemption from liability or limitation thereof is not permitted under the New York Business Corporation Law as the same exists or may hereafter be amended. Any repeal or modification of the foregoing provision of this Paragraph 8 shall not adversely affect any right or protection of a director of the corporation existing hereunder with respect to any acts or omissions occurring prior to or at the time of such repeal or modification.

     9. The Board of Directors of the corporation shall be classified, with respect to the time for which each class shall hold office, into three classes, as nearly equal in number as possible as determined by the Board of Directors. The first class of directors shall be initially elected to hold office until the annual meeting of shareholders held in the first year following the year of their election, the second class shall be initially elected to hold office until the annual meeting of shareholders held in the second year following the year of their election, and the third class shall be elected to hold office until the annual meeting of shareholders held in the third year following the year of their election. Thereafter, the successors of the class of directors whose term expires at each annual meeting of shareholders held in the third year following the year of their election.

     V. The foregoing amendment and restatement of the Certificate of Incorporation was authorized by the affirmative vote of the Board of Directors of the corporation followed by the affirmative vote of the holders of a majority of all outstanding shares of the corporation entitled to vote thereon.

     In witness whereof, we have made and subscribed this Certificate and hereby affirm under penalties of perjury that its contents are true this 18th day of December, 1987.


                                   /s/John L. Wehle, Jr.
                               John L. Wehle, Jr., President


                                   /s/Robert N. Latella
                               Robert N. Latella, Secretary

                           Exhibit 10-8


              SEVERANCE AGREEMENT AND GENERAL RELEASE


     In consideration of the promises and undertakings hereinafter set forth, Genesee Corporation and its wholly owned subsidiaries The Genesee Brewing Company, Inc., Ontario Foods, Inc., Freedom Foods, Inc. and Thompson Kitchens, Inc. (hereinafter referred to collectively as "Genesee" or the "Company"), and Robert N. Latella (the "Executive") agrees as follows.

 I.  Resignation.
     The employment of the Executive with the company has ceased effective June 15, 1999. Immediately upon execution of this Agreement, he will resign from all other positions he holds with Genesee and its affiliates, joint ventures, and subsidiaries effective June 30,1999.

 II.   Compensation and Benefits.
       A. Payment and Benefits. The following payments and benefits shall be provided to Executive:

          1. Severance Payment. The Company will pay to the Executive severance in the amount of Four Hundred Thousand Dollars ($400,000.00), payable in two equal payments of Two Hundred Thousand Dollars ($200,000.00) each less all applicable taxes and deductions. So long as Executive does not revoke or breach this Agreement, the first payment shall be made no later than 10 days after the Effective Date of this Agreement, and the second payment shall be made on the earlier of: (a) May 1, 2000 or (b) the occurrence of a "change in control" as that term is defined in an Executive Agreement between Executive and the Company dated May 7, 1991. This payment is consideration for the Executive's releases and promises contained in this Agreement and for the cancellation of all employment contracts between the Company and the Executive, including but not limited to the Executive Agreement between the Executive and the Company dated May 7, 1991.

          2. Medical and Dental Plans. The Company shall pay all premiums for the Executive to participate in the same or equivalent Genesee medical and dental insurance plans as if an active employee until the earlier of: (a) July 1, 2001 or (b) the Executive has the same or equivalent medical and/or dental insurance available to him through employment. Executive shall immediately notify the Company if the same or equivalent insurance is available to him through employment, including a partnership or self-employment (defined as Executive earning annual income of $20,000.00 or more). Executive has participated in Genesee's Blue Cross and Blue Shield Comprehensive Low Deductible Plan and in Genesee's Enhanced Dental program. When the Company's payment of premiums for coverage under either Plan ceases, Executive shall have the right to continue to participate in that Plan at his own expense for eighteen months, so long as the insurance carrier determines that continuation rights are available to him.

          3. Life Insurance. Executive will continue to be covered by Life Insurance under the Company plan currently in effect with the Hartford until December 15, 1999, providing Life Insurance in the face amount of $476,134.00.

          4. Automobile. Upon the Effective Date of this Agreement, Executive may purchase from the Company the company-owned SAAB he is currently using for the purchase price of One Dollar ($1.00). Executive shall be solely responsible for all automobile related costs, including but not limited to insurance, registration and other such expenses.

          5. Payment of Employment Related Expenses. During Executive's employment and prior to Executive's termination of employment on June 15, 1999, Executive incurred certain expenses which the Company had agreed to pay. These expenses include and are limited to: financial planning services , Oak Hill Country Club membership fees through June 15, 1999, and a final expense account report in the amount of $1174.75. The Company shall pay for such expenses which were incurred on or before June 15, 1999 upon presentation of proper statements and invoices.

          6. Vacation Pay. Despite Executive's termination on June 15, 1999, Executive has received salary payments through June 30, 1999. Executive had also accrued 28 1/2 days of untaken vacation. After application of the credit for additional salary payments, the Company shall pay Executive for 18 1/2 vacation days. Such payment shall be made upon the pay period next following the Effective Date of this Agreement.

          B. Bonus. Executive participated in the Genesee Corporation 1986 Incentive Bonus Plan (the "Plan"). Participation in the Plan and the amount of a bonus, if any, is to be determined in the sole discretion of the Management Continuity Committee (the "Committee") of the Board of Directors of the Corporation for fiscal 1999, pursuant to amendment of the Plan duly adopted on September 15, 1998. Executive agrees that, other than as a result of a decision by the Committee pursuant to this paragraph, he has no entitlement to a Bonus pursuant to the Plan, and by this Agreement, waives any and all right to require payment of a Bonus or any amount of Bonus, or to challenge the decision of the Committee for fiscal 1999 on any ground, including but not limited to lack of fairness or good faith.
     Notwithstanding the foregoing, Executive shall be given the earliest opportunity to meet alone with the Committee prior to its determination concerning bonuses for fiscal 1999 for purposes of presenting to the Committee the reasons why he believes that he should receive a bonus in addition to the settlement provided for herein. The Company shall be given a similar opportunity to meet alone with the Committee. Thereafter, the declaration of a bonus or no bonus to Executive shall be within the discretion of the Committee, and the decision shall not be challenged by the Executive or by the Company.

          C. Taxation. Executive acknowledges and agrees that all payments made to Executive pursuant to this Agreement are gross amounts, subject to applicable federal and state tax withholding and reporting, as required.

          D. Other Payments. Except as is specifically provided herein, Executive agrees that he has received all salary, benefits, bonuses, vacation and sick pay, and all other wages and benefits to which he was entitled by the Company, and he waives and releases any claim that he has not received the foregoing payments or benefits.

          E. Miscellaneous. The furniture currently in the office that Executive formerly occupied at the Company belongs to the Company. In the event that the Company no longer has any use for the furniture and wishes to dispose of it, Executive shall be offered the first option to purchase the furniture for One Dollar ($1.00).

III.  Other Employee Benefit Plans.

     This Agreement shall not affect the amount of Executive's vested benefits under the employee benefit plans in which he participates. After June 15, 1999, Executive shall be treated as a retired participant under the following benefit plans, and he shall be entitled only to the rights of a retired participant under the terms of those plans:

     1. Genesee Corporation Stock Bonus Incentive Program ("Stock Bonus Plan);

     2. Stock Option Plan.

     3. The Executive shall receive the amounts held by M & T Bank in account number 410064596 and due Executive as a result of the Genesee Corporation Benefit Restoration Plan, salary deferred by the Executive and deferred compensation awarded the Executive in lieu of contributions to the Genesee Corporation Profit Sharing Retirement Plan. Immediately upon execution of this Agreement, Genesee shall request that M & T Bank take the necessary action to pay out the entire balance of the account to Executive in accordance with the terms of the applicable plans.

     The Executive shall participate in any employee benefit plan qualified under section 401(a) of the Internal Revenue Code of 1986 in accordance with the terms of the plan. Except as is expressly provided in this Agreement, Executive will not participate in the Genesee Corporation Profit Sharing Retirement Plan and Benefit Restoration Plan or any other employee benefit plan (as defined by Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA")) for the plan year ending April 30, 2000.

IV.  ERISA Considerations.

     A. The provisions of this Agreement are intended to constitute a severance pay plan within the meaning of Labor Regulation 29 C.F.R. Section 2510.3-2(b) and shall be construed and interpreted in a manner consistent with such intention. To the extent that the provisions of this Agreement fail to constitute a severance pay plan for any reason, then this Agreement is intended to create an unfunded and non-qualified plan of deferred compensation for the benefit of a highly compensated employee and member of management and shall be construed and interpreted in a manner consistent with such intention.

     B. In the event the Company fails to make any payments as agreed, to obtain payment of the severance pay under this Agreement, the Executive must file a written claim with the Company on such forms as shall be furnished to him by the Company. If a claim for benefit is denied by the Company, in whole or in part, the Company shall provide adequate notice in writing to the Executive within ninety (90) days after receipt of the claim unless special circumstances require an extension of time for processing the claim. If such an extension of time for processing is required, written notice indicating the special circumstances and the date by which a final decision is expected to be rendered shall be furnished to the Executive. In no event shall the period of extension exceed one hundred eighty (180) days after receipt of the claim. The notice of denial of the claim shall set forth (a) the specific reason or reasons for the denial; (b) specific reference to pertinent provisions of the Agreement on which the denial is based;
(c) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and (d) a statement that any appeal of the denial must be made by giving to the Company, within sixty (60) days after receipt of the notice of the denial, written notice of such appeal, such notice to include a full description of the pertinent issues and basis of the claim. The Executive may review pertinent documents and submit issues and comments in writing to the Company. If the Executive fails to appeal such action to the Company in writing within the prescribed period of time, the Company's adverse determination shall be final, binding and conclusive.

     C.If the Executive appeals the denial of a claim for benefits within the appropriate time, the Executive must submit the notice of appeal and all relevant materials to the Company. The Company may hold a hearing or otherwise ascertain such facts as it deems necessary and shall render a decision which shall be binding upon both parties. The decision of the Company shall be made within sixty (60) days after the receipt of the notice of appeal, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than one hundred twenty (120) days after receipt of the request for review. If such an extension of time is required, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension. The decision of the Company shall be in writing, shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, as well as specific references to the provisions of the Agreement on which the decision is based and shall be promptly furnished to the claimant.

     D. Whether or not the  Agreement is an employee  benefit plan as defined in
Section 3(1) of ERISA, the parties agree that if the Company fails to make timely payment of either or both of the Two Hundred Thousand Dollar ($200,000.00) severance payments set forth in Paragraph A. 1. of Section II of this Agreement (the "Severance Payments"), the Executive may utilize the claims procedure provided for in paragraphs B and C of this section of the Agreement, or he may bring a claim in an appropriate court to enforce his rights under the Agreement. In the event that the Executive chooses to bring a claim in an appropriate court, the court claim shall be governed solely by the laws relating to the interpretation and enforcement of contracts, and the Company further agrees that it shall not claim that the decision of the Company or any Plan Administrator is entitled to special deference by the trier of fact as a result of the ERISA provisions contained herein.

V.  Non-Competition.

     Executive hereby covenants and agrees that from the date hereof until January 1, 2001 (the "Restricted Period"):

     (a) He will not, for himself or on behalf of any person, firm, partnership, Company or corporation call upon any customer of the Company for the purpose of soliciting or providing to such customer any products or services which are the same as or substantially similar to those which were provided to customers by the Company during the term of Executive's employment with the Company. For purposes of this Agreement, "customer of the Company" shall include, but not be limited to, all customers contacted or solicited by the Company or the Executive for the purchase of goods or services during the term of his employment with the Company;

     (b) Executive will not, directly or through another person or entity, for himself or on behalf of any other person, firm, partnership, company or corporation, directly or indirectly, seek to persuade any director, officer, or employee of the Company to discontinue that individual's status or employment with the Company;

     (c) Executive will not, directly or indirectly, alone or as an employee, independent contractor of any type, partner, officer, director, manager, creditor, stockholder (except as the owner of less than 1% of the stock of a publicly traded corporation), member or holder of any option or right to become a stockholder in any entity or organization, engage within the Company's principal geographic area(s) of operation and in competition with any other business operation conducted by the Company during the term of Executive's employment with the Company, in any business pertaining to the sale, distribution, marketing, production, consulting for or provision of products or services similar to or in competition with any products or services produced, designed, sold, distributed or rendered, as the case may be, by the Company during the term of Executive's employment with the Company; nor for the same period of time, within the same areas and under the same conditions as previously set forth, shall the Executive advance credit, lend money, furnish quarters or give advice, directly or indirectly, to any person, corporation or business entity of any kind (other than the Company) which is engaged in any such business or operation; and

     (d) If any of the restrictions on competitive activities contained in this Paragraph shall for any reason be held by a court of competent jurisdiction to be excessively broad as to duration, geographical scope, activity or subject, such restrictions shall be construed so as to thereafter be limited or reduced to be enforceable to the extent compatible with applicable law as it shall then exist; it being understood that by the execution of this Agreement the parties hereto regard such restrictions as reasonable and compatible with their respective rights and expectations.

     (e) Executive's engagement in the general practice of law for a law firm shall not be deemed to constitute competition within the meaning of this Agreement.

VI.  General Release from the Executive to the Company.

     In consideration of the promises and covenants contained herein, Executive fully and completely releases the Company, its officers, directors, employees, shareholders, successors, predecessors, subsidiaries, joint ventures, related entities, attorneys (but not in relation to any ethical complaints made by Executive to any attorney disciplinary committee), agents, and the Committee ("the Released Parties") from any and all claims, liabilities, demands, and causes of action of any kind, in law or in equity, which Executive, his heirs, executors, legal representatives, and assigns, ever had, now has or hereafter can, shall, or may have against the Released Parties, for or by reason of any matter, thing, or cause whatsoever from the beginning of time unto the date of this Agreement and Release, including, but not limited to, any claims under Title VII of the Civil Rights Act of 1964, as amended, the Family and Medical Leave Act, the Americans With Disabilities Act, the Employee Retirement Income Security Act, the Fair Labor Standards Act, the Age Discrimination in Employment Act, the New York Human Rights Law, the New York Labor Law, or any other federal, state, or local civil rights statute, ordinance, rule, or regulation, claims for back pay, claims for front pay, claims for severance, wages, vacation pay, bonus pay, pension or fringe benefits, claims for interest, claims for attorneys' fees and costs, claims for wrongful discharge or unjust dismissal, claims for breach of promise, claims for constructive discharge, claims for retaliation, claims for defamation, claims for injury to reputation, claims for intentional infliction of emotional distress, claims for breach or enforcement of any alleged oral, written, or implied contract of employment, including but not limited to the Executive Agreement between the Company and Executive dated May 7, 1991, claims for humiliation, claims for pain and suffering, claims for compensatory or punitive damages, claims for harassment, or claims for injunctive relief, and any and all claims for other pay or benefits, except as provided herein.

VII.  General Release from the Company to the Executive.

     In consideration of the promises and covenants contained herein, the Company fully and completely releases the Executive, his immediate family, estate, successors and assigns, from any and all claims, liabilities, demands, and causes of action of any kind, in law or in equity, which the Company, its successors and assigns, ever had, now has or hereafter can, shall, or may have against the Executive, for or by reason of any matter, thing, or cause whatsoever from the beginning of time unto the date of this Agreement and Release, including, but not limited to, any claims for breach of contract, except as provided herein.

VIII.  Indemnification.

     A. Right to Indemnification. Except as prohibited by law or as provided in Paragraph (b) below, the Company shall indemnify Executive against all reasonable expenses, including attorneys fees, and all judgments, fines, penalties, amounts paid in settlement and any other liability paid or incurred by Executive in connection with any actual or threatened claim, action, suit or proceeding, whether civil, criminal, administrative, investigative, or other, or whether brought by or in the right of the Company or otherwise, in which Executive may be involved as a party or otherwise, solely by reason of the fact that Executive is or was a director or officer of the Company. To the maximum extent permitted by law, the Company shall make advances of expenses incurred by Executive in connection with any such actual or threatened claim, action, suit or proceeding prior to final disposition thereof, provided that the Company receives an undertaking by or on behalf of the Executive to repay such advances to the extent that the Executive is ultimately found not to be entitled to indemnification.

     B. Exclusions. No indemnification shall be made to or on behalf of Executive if a judgment or other final adjudication adverse to Executive establishes that either (i) Executive's acts were committed in bad faith, or were the result of active or deliberate dishonesty, and were material to the action, or (ii) Executive gained in fact a financial benefit or other economic advantage to which the Executive was not legally entitled.

     C. Indemnification of Company. In the event that an exclusion pursuant to paragraph VIII.B applies, Executive shall indemnify the Company, and its officers, directors, employees and agents against all reasonable expenses, including attorneys fees, and all judgments, fines, penalties, amounts paid in settlement and any other liability paid or incurred by the Company in connection with any actual or threatened claim, action, suit or proceeding, whether civil, criminal, administrative, investigative, or other, or whether brought by or in the right of the Company or otherwise, in which the Company may be involved, arising from the Executive's conduct.

IX.  Confidentiality.

     As of the date of execution of this Agreement, Executive and the officers of the Company agree that the contents of this Agreement and the consideration therefor shall be kept confidential and neither the Executive nor the officers of the Company shall disclose the contents of this Agreement and the consideration therefor to any person or entity. Notwithstanding the foregoing, Executive shall not be prohibited from disclosing the contents of this Agreement and the consideration therefor to Executive's spouse, his attorney, and his accountant or tax advisor, who in turn shall be advised of this confidentiality provision and their responsibilities under it. The Company shall not be prohibited from disclosing the contents of this Agreement and the consideration therefor to Company employees and directors who have a need to know, its attorneys, and its accountants or tax advisors, who in turn shall be advised of this confidentiality provision and their responsibilities under it. The Company and the Executive also may disclose the terms of this Agreement and the consideration therefor to any federal, state, and/or local taxing authority in connection with an audit of tax returns involving the consideration provided for in this settlement or as otherwise required by law.

X.  Nondisparagement.

     Executive shall refrain from making any statement, including to any person now or hereafter employed by or affiliated with the Company, whether oral or written, which disparages the Company, its Directors, Officers, employees, management, customers, consultants, agents, suppliers, products or services. The Company's Officers shall refrain from making any statement, whether oral or written, which disparages the Executive. In the event that any of the Company's Directors disparage Executive, Executive's response to the disparaging statement(s) shall not be deemed to violate this Agreement.

XI.  Confidential Information.

     By signing this Agreement, the Executive acknowledges and agrees that all nonpublic information concerning the Company's business including, without limitation, information relating to its products, customer lists, pricing, trade secrets, business methods, financial and cost data, business plans and strategies (collectively, the "Confidential Information") is and shall remain the property of the Company. Executive recognizes and agrees that all of the Confidential information, whether developed by the Executive or made available to the Executive, other than information that is generally known to the public other than as a result of Executive's breach of this Agreement, is a unique asset of the business of the Company, the disclosure of which would be damaging to the Company. Accordingly, the Executive agrees to hold such Confidential Information in a fiduciary capacity for the benefit of the Company. The Executive agrees that he will not at any time during or after employment with the Company for any reason, directly or indirectly, disclose to any person any Confidential Information of the Company, other than information that is already known to the public, except as may be required by law. The Executive agrees to promptly return to the Company all Company Property, including but not limited to any and all documents, memoranda drawings, notes and other papers and items (including all copies thereof, whether electronic or otherwise) embodying any Confidential Information of the Company which are in his possession or control. The Executive shall not at any time have or claim any right title or interest in any trade name, trademark, copyright, or other similar rights belonging to or used by the Company and shall not have or claim any rights, title or interest in any material or matter of any sort prepared for or used in connection with the business of the Company or promotion of the Company, whether produced, prepared or published in whole or in part by the Executive. For purposes of this paragraph, Company shall include all affiliates of the Company. Executive shall be entitled to procure from the President of the Company reasonable amounts and types of company information to prepare for the meeting referenced in paragraph II.B above, but Executive shall keep such information confidential and shall return it to the Company (including all copies, whether electronic or not and all compilations or summaries containing Company information) immediately after the aforesaid meeting.

XII.  Other Terms of the Agreement.

     A. No admission. This Agreement shall not, in any way, be construed as an admission by the Company that it has acted wrongfully with respect to Executive or that Executive has any rights whatsoever against the Company except as specified herein.

     B. Public Remarks. Executive agrees not to make any remarks to the media or representatives of the media regarding Genesee, its products, agents, or employees other than to say that he has left the Company. The Executive and Company Officers agree that neither party will advise the media of the Executive's reasons for leaving the Company other than to state that "Mr. Latella left the Company on mutually agreeable terms."

     C. Entire Agreement. There are no understandings between the parties regarding this Agreement, or its subject matter, other than as specifically set forth in this Agreement. Any prior offers, understandings, and agreements regarding the subject matter of this Agreement are superseded by this Agreement. This Agreement shall not be amended except in a writing signed by Executive and a duly authorized representative of Genesee.

     D. Revocation. Executive may revoke this Agreement during the seven (7) days following the execution of this Agreement. Unless revoked, this Agreement shall become effective and enforceable on the eighth day after it is executed by Executive (the "Effective Date" of the Agreement).

     E. Attorney's Fees. In the event that either party breaches this Agreement and suit is brought to enforce it, the prevailing party shall be entitled to be paid reasonable costs and attorney's fees.

     F. Acceleration. In the event that the highest Court of appropriate jurisdiction to whom the matter is presented determines that the Company has materially breached this Agreement, and Executive has not breached this Agreement, then the second payment referred to in Paragraph II(A)1 of this Agreement shall become immediately due and payable.


Executive acknowledges that he has been given twenty-one (21) days in which to consider signing this Separation Agreement and Release. He further acknowledges that he has had sufficient opportunity to consult with an attorney of his choice. Executive further acknowledges that he has carefully read and fully understands all of the provisions of this agreement and release and that he is entering into this agreement and release voluntarily and knowingly, without duress or coercion, and with full knowledge of its significance and consequences and the rights relinquished hereunder. Executive further acknowledgest that the consideration he is receiving in exchange for executing this agreement and release is of value to him and is greater than that to which he may have been entitled in the absence of this agreement and release. Executive further acknowledges that he has not relied upon any representation or statement, written or oral, not set forth in this agreement and release, that this agreement and release sets forth the entire agreement between executive and the company, that this agreement and release may not be changed orally, and that he may revoke this agreement within seven (7) days of signing it.


      WITNESS MY SIGNATURE THIS    22nd   DAY OF     July  ,1999.



Date:       7/22/99                             s/sRobert N. Latella
                                               Robert N. Latella


Date:       7/21/99                            GENESEE CORPORATION


                                  By:           s/s Samuel T. Hubbard, Jr.
                                               Samuel T. Hubbard, Jr.
                                               President, and Chief
                                               Operating Officer

                            Exhibit 21





                           Subsidiaries



                Names                     State of Incorporation

        The Genesee Brewing Company, Inc.    New York

        Genesee Ventures, Inc.               New York

        Ontario Foods, Incorporated          New York

        Freedom Foods, Inc.                  New Jersey

        TKI Foods, Inc.                      Illinois