Form 10-Q
period 1999-07-31
GENESEE CORP
filed 1999-09-13
CIK 40934

                                          Index to Exhibits at Page 21

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                 FORM 10-Q


[x]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1999

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


As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                       Number of Shares
                Class                  Outstanding


      Class A Common Stock (voting),            209,885
        par value $.50 per share

      Class B Common Stock (non-voting),      1,410,312
        par value $.50 per share

                                 GENESEE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                    July 31, 1999 and May 1, 1999

                                                                                    UNAUDITED    AUDITED
(Dollars in Thousands)                                                            July 31, 1999 May 1, 1999

ASSETS
    Current assets:
        Cash and cash equivalents                                                  $ 3,550     $ 5,836
        Marketable securities available for sale                                     7,905       7,964
        Trade accounts receivable, less allowance for doubtful receivables
           of $492 at July 31, 1999 and $478 at May 1, 1999                         11,128      10,222
        Inventories, at lower of cost (first-in, first-out) or market               16,657      16,414
        Deferred income tax assets                                                     397         397
        Other current assets                                                           784         751
                                                                                  ---------    --------
           Total current assets                                                     40,421      41,584

    Net property, plant and equipment                                               37,678      37,040
    Investment in and notes receivable from unconsolidated real estate partnerships  5,351       5,343
    Investments in direct financing and leveraged leases                            28,121      28,285
    Goodwill and other intangibles net of accumulated amortization of $2,085 at     27,972      28,280
        July 31, 1999 and $1,747 at May 1, 1999
    Other assets                                                                     3,430       3,421
                                                                                  =========    ========
           Total assets                                                            142,973     143,953
                                                                                  =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Line of credit                                                               3,000       3,000
        Notes payable, current portion                                                  82          82
        Accounts payable                                                             7,119       8,421
        Income taxes payable                                                         1,211       1,215
        Federal and state beer taxes payable                                         1,520       1,354
        Accrued compensation                                                         2,625       3,505
        Accrued postretirement benefits, current portion                               731         731
        Accrued expenses and other                                                   4,897       5,374
                                                                                  ---------    --------
           Total current liabilities                                                21,185      23,682

    Notes payable, noncurrent portion                                                6,205       4,679
    Deferred income tax liabilities                                                  8,176       8,251
    Accrued postretirement benefits, noncurrent portion                             15,332      15,332
    Other liabilities                                                                  591         493
                                                                                  ---------    --------
           Total liabilities                                                        51,489      52,437

    Minority interests in consolidated subsidiaries                                  2,582       2,479
    Shareholders' equity:
        Class A common stock                                                           105         105
        Class B common stock                                                           753         753
        Additional paid-in capital                                                   5,847       5,856
        Retained earnings                                                           85,651      85,692
        Accumulated other comprehensive (loss)/income                                  (53)         77
        Less: Class B treasury stock, at cost                                        3,401       3,446
                                                                                  ---------    --------
                                                                                  ---------    --------
            Total shareholders' equity                                              88,902      89,037
                                                                                  ---------    --------

           Total liabilities and shareholders' equity                             $ 142,973    $ 143,953
                                                                                  =========    ========

        See accompanying notes to consolidated financial statements.

                GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                      OF EARNINGS AND COMPREHENSIVE INCOME
              Thirteen Weeks Ended July 31, 1999 and August 1, 1998

(Dollars in Thousands,
Except Per Share Data)

                                                                             UNAUDITED
                                                                       1999             1998

Revenues                                                           $ 46,935         $ 48,595

         Federal and state beer taxes                                 7,833            9,204
                                                                 -----------      -----------

Net revenues                                                         39,102           39,391

          Cost of goods sold                                         29,725           29,709
                                                                 -----------      -----------

Gross profit                                                          9,377            9,682

           Selling, general and administrative expenses               8,381            9,088
                                                                 -----------      -----------

Operating income                                                        996              594

          Investment income                                             272            1,199
          Other income                                                   83              166
          Interest expense                                             (142)               -
          Interest of minority partners in earnings of
              subsidiaries                                             (235)            (197)
                                                                 -----------      -----------

                     Earnings before income taxes                       974            1,762

Income taxes                                                            448              630
                                                                 -----------      -----------

                     Net earnings                                       526            1,132

Other comprehensive income, net of income taxes:
        Unrealized holding losses arising during the period            (130)            (562)
                                                                 -----------      -----------

        Comprehensive income                                            396              570
                                                                 ===========      ===========


Basic and Diluted earnings per share                                   0.32             0.70
Weighted average common shares outstanding                        1,619,461        1,618,444
Weighted average and common equivalent shares                     1,619,461        1,619,350

See accompanying notes to consolidated financial statements.

Weighted average shares outstanding for the quarter               1,619,461        1,618,444
Net earnings per weighted average shares                            $ 0.325          $ 0.699


                           GENESEE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Thirteen Weeks Ended July 31, 1999 and August 1, 1998

                                                                                 UNAUDITED
(Dollars in thousands)                                                    1999         1998

Cash flows from operating activities:
    Net earnings                                                         $ 526      $ 1,132
    Adjustments to reconcile net earnings to net
      cash (used in)/provided by operating activities:
        Depreciation and amortization                                    1,660        1,590
        Other                                                              394          251
    Changes in non-cash assets and liabilities:
        Trade accounts receivable                                         (920)      (1,461)
        Inventories                                                       (243)        (663)
        Other assets                                                       (42)        (417)
        Accounts payable                                                (1,302)        (556)
        Accrued expenses and other                                      (1,357)         411
        Income taxes payable                                                (4)         456
        Federal and state beer taxes                                       166          (31)
        Other liabilities                                                   98          (59)
              ------------------------------------------------------------------------------
              Net cash (used in)/provided by operating activities       (1,024)         653
              ------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                (2,097)      (1,006)
    Proceeds from sale of marketable securities                          1,313        9,304
    Purchases of marketable securities and other investments            (1,461)        (447)
    Investments in and advances to unconsolidated
       real estate investments, net of distributions                        (8)          40
    Net investment in direct financing and leveraged leases                164          522
    Withdrawals by minority interest                                      (132)        (214)
              ------------------------------------------------------------------------------
              Net cash (used in)/provided by investing activities       (2,221)       8,199
              ------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from acquisition of debt                                    1,546            -
    Principal payments on debt                                             (20)           -
    Payment of dividends                                                  (567)        (567)
              ------------------------------------------------------------------------------
              Net cash provided by/(used in) financing activities          959         (567)
              ------------------------------------------------------------------------------

Net (decrease)/increase in cash and cash equivalents                    (2,286)       8,285

Cash and cash equivalents at beginning of the period                     5,836        2,692

        ====================================================================================
        Cash and cash equivalents at end of the period                 $ 3,550     $ 10,977
        ====================================================================================



                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 1, 1999 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended May 1, 1999.

NOTE (B) Inventories are summarized as follows:

                                                                          Dollars in thousands
                                                                       July 31, 1999          May 1, 1999

           Finished goods                                              $   5,841             $   6,292
           Goods in process                                                1,678                 1,445
           Raw materials, containers and packaging supplies                9,138                 8,677
                Total inventories                                      $  16,657             $  16,414


NOTE (C) The  Corporation's  consolidated  balance  sheet  includes  a  mortgage
     payable   with  a  remaining   principal   amount  due  of  $4.7   million,
     collateralized by certain land, buildings and equipment. The mortgage payable bears interest at a fixed rate of 6.49% per annum and requires payments of principal and interest through 2008. The maturities of the mortgage payable for each fiscal year through the year ending May 1, 2004 are, respectively, $82,000, $88,000, $93,000, $100,000 and $106,000.

     In addition, the Corporation has a $10 million line of credit, which bears interest at LIBOR plus 70 basis points for an effective rate of 5.95% in effect through September 27, 1999. This line of credit expires in April 2000. At July 31, 1999, $7 million was available for use under this instrument.

     In addition, the Corporation has a $1.7 million term note payable, which bears interest at LIBOR plus 100 basis points for an effective rate of 6.25%. Maturity of this note is eight years from draw down of funds. At July 31, 1999, $154,000 was available for use under this instrument.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (D) On August 31, 1999 the Corporation announced employment reductions at its Genesee Brewing Company subsidiary. Approximately fifty positions from its total workforce of 520 employees will be eliminated. These reductions, plus twenty-seven positions already eliminated through attrition since the beginning of fiscal 2000, are expected to reduce payroll expense by approximately $5 million annually. The Corporation expects to record a restructuring charge of approximately $1.7 million in its second fiscal quarter ending October 30, 1999 to cover estimated expenses associated with the workforce reduction.

NOTE (E) Segment Reporting

     The Corporation has four reportable segments: brewing, food processing, leasing and real estate, and corporate. The brewing segment produces beers and ales for wholesale and retail distribution throughout the United States, primarily in the northeast region of the country. The food processing segment produces dry side dish, bouillon, soup, drink mix and instant iced tea products under private label for many of the country's largest supermarket chains. The leasing and real estate segment leases construction, transportation, and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties. The corporate segment retains the Corporation's investments in marketable securities generating investment income as well as supporting corporate costs.

     The Corporation evaluates performance based on operating income or loss and earnings before income taxes.

     Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues and the Corporation's international revenues are not significant.

     The Corporation's reportable segments, other than corporate, are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (E) Segment Reporting (continued)

     Financial information for the Corporation's reportable segments is as follows:

      ----------------------------------------------------------------------------------------------------------------------------
                                                                          Leasing
                                                        Food                And
      For the thirteen                 Brewing        Processing         Real Estate     Corporate     Eliminations   Consolidated
      week period
      Ended July 31, 1999
      ----------------------------------------------------------------------------------------------------------------------------

      Net revenues from external
       customers                      $ 28,420        $  9,918            $   764     $       -     $       -          $  39,102
      Depreciation and
       amortization                        961             699                  -             -             -              1,660
      Operating
       income/(loss)                       746            (325)               751          (176)            -                996
      Investment income                     35               -                 76           577          (416)               272
      Earnings/(loss)
       before income taxes                 800            (783)               778           974          (795)               974
      Identifiable assets               50,198          55,139             36,022         1,614             -            142,973
      Capital expenditures                  36           2,061                  -             -             -              2,097

      ---------------------------------------------------------------------------------------------------------------------------

      For the thirteen
      week period
      Ended August 1, 1998
      ---------------------------------------------------------------------------------------------------------------------------

      Net revenues from external
       customers                      $ 32,382       $   6,207            $   802     $       -      $      -         $  39,391
      Depreciation and
       amortization                      1,305             285                  -             -             -             1,590
      Operating
       income/(loss)                       473            (265)               787          (401)            -               594
      Investment income                     23               -                 83         1,578          (485)            1,199
      Earnings/(loss)
       before income taxes                 620            (328)               503         1,762          (795)            1,762
      Identifiable assets               56,249          24,998             43,331        10,928             -           135,506
      Capital expenditures                 913              93                  -             -             -             1,006

      --------------------------------------------------------------------------------------------------------------------------

      (Dollars in thousands)


NOTE (F) Supplemental Cash Flow Information

     Cash paid for taxes was $451,000 and $174,000 for the thirteen week period ended July 31, 1999 and August 31, 1998, respectively; cash paid for interest was $142,000 and $0 for the thirteen week period ended July 31, 1999 and August 1, 1998, respectively.

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of 13 weeks ended July 31, 1999 to 13 weeks ended August 1, 1998

     Consolidated net revenues for the thirteen weeks ended July 31, 1999 were $39.1 million, a decrease of $289,000 from consolidated net revenues reported for the same period last year. The lower revenues were due to lower sales volume at Genesee Brewing Company, which were partially offset by increased sales by the Corporation's Foods Division.

     On a consolidated basis, the Corporation reported an operating profit of $996,000, which was a $402,000 improvement from the same period last year. The improvement in operating performance was primarily due to reduced selling, general and administrative expenses at Genesee Brewing Company.

     Earnings before income taxes were $974,000, which was $788,000 less than the same period last year. The lower earnings were the result of $883,000 of capital gains that were recorded in the first quarter of fiscal 1999 when the corporation sold marketable securities in order to finance the acquisitions of TKI Foods, Inc. and Spectrum Foods, Inc.

     On a consolidated basis, the Corporation reported net earnings of $526,000, or $.32 basic and diluted earnings per share, in the first quarter this year, compared to a net earnings of $1.1 million, or $.70 basic and diluted earnings per share, for the same period last year.

Genesee Brewing Company

     Genesee Brewing Company's net sales in the first quarter were $28.4 million, a decrease of $4.0 million from last year's first quarter net sales of $32.4 million. Barrel sales for the first quarter this year were down 8.8% from the prior year period due to an 8.9% decrease in Genesee Brewing Company's core brands and a 25.5% decrease in the HighFalls brands. The decline in core and HighFalls brand volume was partially offset by a 33.1% increase in volume under the production contract with Boston Beer Company.

     Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

     The decline in HighFalls volume, which represents 21% of total barrel volume, was primarily the result of decreased Honey Brown Lager sales. The Company believes that the decline in Honey Brown Lager sales is the result of the overall slowdown of the specialty category, due in part to the growing popularity of imported beers, and the volatility of specialty brand loyalty. Specialty brand consumers have shown a tendency to switch brand loyalty more readily. Genesee Brewing Company recently extended its High Falls specialty brand line with the introduction in July 1999 of Dundee's Classic Lager.

     The increase in contract brewing volume in the first quarter was due to the production of a new package configuration for Boston Beer Company that commenced in December 1998.

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Genesee Brewing Company's gross profit decreased $791,000 to $7.6 million in the first quarter of fiscal 2000, compared to $8.4 million in the first quarter of fiscal 1999. The negative volume trends for both the Genesee core brands and the HighFalls specialty brands, the shift in product mix towards lower margin Multipak can packages and the shift in mix towards lower margin contract business contributed to the decline in gross profit in the first quarter this year.

     Selling, general and administrative expenses were down $1.1 million in the first quarter of fiscal 2000 compared to the same period last year. This decrease is primarily the result of planned reductions in sales and promotional budgets.

     Genesee Brewing Company's first quarter operating profit was $746,000, a $273,000 increase over the first quarter of the prior year. This improvement was primarily due to lower selling, general and administrative spending this fiscal year versus last.

     The beer industry in the United States continues to be highly competitive. The industry is dominated by Anheuser Busch, Inc., Miller Brewing Company and Coors Brewing Company, which together account for more than 80% of domestic production. In comparison, malt beverages produced by Genesee Brewing Company represent less than 1% of annual domestic production. In recent years, per capita consumption of malt beverages in the United States has declined and total consumption has grown very little. However, consumption of domestically produced malt beverages has remained basically flat during this period, with the increase in overall consumption coming largely from the increasing popularity of imported malt beverages.

     During the past ten years, demand for many established domestic brands has declined as consumers have increasingly turned to certain nationally advertised light beer brands, imported malt beverages and domestic specialty beers. However, growth of the domestic specialty beer segment of the industry began to slow down in 1997 and the segment has seen little or no growth during the past eighteen months.

     As a result of these trends and the excess capacity that exists in the industry, brewers are attempting to gain market share through reduced pricing, intensive marketing and promotional programs and innovative packaging. The industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks. This intensely competitive environment has prevented Genesee Brewing Company from implementing any meaningful price increases during the past several years, which has had an adverse impact on Genesee Brewing Company's overall profitability.

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

     The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate materially in the near term.

     In response to these conditions, Genesee Brewing Company reduced its Fiscal 2000 sales and marketing budgets and on August 31, 1999 announced a work force reduction of fifty positions which, coupled with the twenty-seven positions already eliminated through attrition during fiscal 2000, is expected to reduce annual payroll expense by approximately $5.0 million. In addition, Genesee Brewing Company has postponed plans to expand distribution into additional states and is proceeding more slowly with plans to add new brands to its product line. Genesee Brewing Company is focusing its resources on stabilizing sales and improving trends for its current brand portfolio in existing markets.

     The challenges facing Genesee Brewing Company have caused the Corporation to consider strategic alternatives to maximize the value of the Corporation's brewing business. Management is exploring further opportunities to reduce costs, improve efficiencies and rationalize the Corporation's brewing business. Genesee Brewing Company is also seeking to attract additional contract brewing volume. The Corporation is also exploring long-term strategic alternatives for its brewing business, including the possible divestiture of the business, acknowledging that the brewing industry has undergone fundamental change during the past ten years and is now dominated by large, global players whose resources dwarf those of regional brewers like Genesee Brewing Company.

Foods Division

     Net sales for the Foods Division were $9.9 million in the first quarter of fiscal 2000, compared to $6.2 million for the first quarter last year. The increase in net sales was primarily attributable to $4.2 million in first quarter sales of artificial sweeteners and other private label food products of TKI Foods, Inc. and Spectrum Foods, Inc., which were acquired by the Corporation during the second quarter of fiscal 1999.

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Partially offsetting the increase in net sales was lower than expected sales of iced tea mix and side dishes. Although summer is typically a slow time of the year for side dishes, sales continue to be adversely affected by heavy promotional activity by the major branded side dish producer. This promotional pricing has reduced the price spread between the branded side dish line and the Foods Division's private label side dishes, making the private label product less attractive to consumers. In addition, another major branded food producer recently introduced a new line of side dish products that will compete with both the existing brand leader and the Foods Division's private label side dish line. This new side dish brand is being introduced with heavy promotional support and is expected to increase the competitive pressure on the Foods Division's private label business. Revenues and profit margins from iced tea mix sales declined, largely as a result of previously reported efforts by a large Canadian sugar refiner to displace the Foods Division's private label iced tea mix in key chain accounts. Although the Foods Division has not lost any key accounts, it had to reduce iced tea pricing to retain them. In addition, the overall decline of this mature category resulted in lower unit sales in the first quarter. The challenges facing the Foods Division's iced tea and side dish business are normal competitive pressures that affect products in the mature stage of their life cycle.

     The addition of bouillon and artificial sweeteners to the Foods Division's product line has helped to offset lower iced tea mix and side dish sales. However, the Foods Division's sweetener business faces a potential competitive threat from the decision by the major producer of branded artificial sweeteners to introduce a line of private label artificial sweeteners, targeting many of the Foods Division's key chain accounts. The Foods Division reduced its sweetener prices to counter this potential threat, which is expected to reduce revenues and profit margins from the sweetener business. It is not clear what long term impact this new private label sweetener line will have on the Foods Division's sweetener business because the producer recently announced that it is seeking buyers for its sweetener business, which could interfere with efforts to displace the Foods Division from key accounts.

     Gross profit for the Foods Division increased $526,000 to $1.0 million in the first quarter of fiscal 2000, compared to $491,000 for the first quarter last year. The increase in gross profit was attributable to the acquisition of TKI Foods and Spectrum Foods. Partially offsetting the increase in gross profit from TKI Foods and Spectrum Foods was $250,000 of expenses incurred by the Foods Division in transitioning production to the Medina, New York facility that the Foods Division acquired in October 1998. The consolidation of all operations at a single location, which is scheduled to be completed during fiscal 2000, is expected to generate significant cost savings for the Foods Division going forward.

     Selling, general and administrative expenses increased $586,000 in the first quarter of fiscal 2000 compared to the same period last year. This increase is primarily the result of additional costs incurred in connection with to the acquisition of TKI Foods and Spectrum Foods.

     The Foods Division recorded an operating loss of $325,000 in the first quarter of fiscal 2000, which was $60,000 more than the operating loss reported in the first quarter last year.

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Genesee Ventures

     Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $751,000 for the first quarter of fiscal 2000, compared to $787,000 for the first quarter of fiscal 1999. The lower operating income was primarily due to a decrease in equipment lease revenue.


     In August 1999, the Corporation approved a plan to wind down its equipment leasing business in light of changes in many of the factors that influenced the Corporation's decision to invest in equipment leasing, including changes in the Corporation's capital requirements, changes in the competitive conditions in the equipment leasing business, a reduction in the tax advantages generated by Cheyenne Leasing Company as a result of lower operating income from the Corporation's brewing business, and a decision by the Corporation's co-venturer in Cheyenne Leasing Company to phase out its involvement in the equipment leasing business.

     Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will then manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company's operating income is expected to remain fairly steady in the current fiscal year, but will then decline as the remaining leases in Cheyenne's portfolio mature.

     Genesee Ventures, Inc. earnings before taxes increased $275,000 to $778,000 as compared to $503,000 for the same period last year. The increase in earnings was primarily due to $195,000 held in escrow that was earned and received in the first quarter of fiscal 2000 associated with the sale in the third quarter of fiscal 1999 of Genesee Ventures' investment in Lloyd's Food Products, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $3.6 million at July 31, 1999 and $5.8 million at May 1, 1999. The decline in cash and cash equivalents was primarily the result of a $1.3 million decrease in accounts payable and a $880,000 decrease in accrued compensation. The decrease in accounts payable was due to timing of payments and the decrease in accrued compensation was due to severance payments made to employees at the Foods Division's Springfield, Illinois facility.

     Trade accounts receivable balances were $906,000 higher than the balances reported at May 1, 1999. The increase in accounts receivable is a result of the seasonality of the brewing business with increased customer transactions occurring during the summer months.

     Net property, plant and equipment balances were $638,000 higher at July 31, 1999 than May 1, 1999. The increase in net property, plant and equipment is primarily related to the significant capital

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenditures made by the Foods Division for improvements at its Medina, New York facility. These significant capital expenditures are offset by a decrease in net property, plant and equipment of the Genesee Brewing Company.

     Current liabilities were $2.5 million lower at July 31, 1999 compared to May 1, 1999. This decrease is made up of $1.3 million less in accounts payable due to timing and $880,000 less in accrued compensation. The Foods Division had $877,000 in accrued compensation at fiscal 1999 year end pertaining to the closing of the plant in Springfield, Illinois which was paid out in the first quarter of fiscal 2000.

     Notes payable increased $1.5 million due to the draw down of funds on a multiple disbursement term note, which is being used for renovation of the Corporations new production facility in Medina, NY.


     The Corporation has had a strategy to search for and develop acquisition opportunities that will contribute to the future growth of its Foods Division. The Corporation is re-evaluating its capital resources relative to its brewing, foods and equipment leasing businesses. The Corporation expects that it will fund its future capital needs and any future acquisitions by its Foods Division with a combination of debt and internally generated funds.

     Genesee Brewing Company is working on changes to operating procedures, changes in chemicals and modifications or upgrades of equipment used to store and handle chemicals used to clean and sanitize brewing equipment, kegs and refillable bottles (the "System") to achieve compliance with New York chemical bulk storage regulations that will take effect in December 1999 (the "Regulations"). The cost to achieve compliance with the Regulations by modifying and upgrading the existing System was originally estimated to be up to $1.9 million. In January 1999, Genesee Brewing Company received regulatory approval of a new operating procedure that will exempt a portion of the System from the Regulations. This exemption should eliminate approximately $500,000 of the estimated cost to achieve compliance with the Regulations. Genesee Brewing Company is exploring further changes to the System, its operating procedures and the chemicals used within the System to further reduce the cost to achieve compliance with, or to exempt the System from coverage under, the Regulations. It is anticipated that the cost of any System upgrades and modifications will be funded internally and depreciated over their useful life.

     In connection with the decision to review strategic alternatives for the Corporation's brewing business and the wind down of its equipment leasing business the Corporation is evaluating its projected cash flows, capital resources and liquidity requirements. As part of this assessment, the Corporation's Board of Directors is reviewing the Corporation's dividend policy to determine whether shareholder value would be enhanced by a change in the Corporation's current policy of regular and special dividend payments.

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Year 2000

        General

     The Corporation has formed a task force made up of senior managers that is directing a project to address potential problems that could affect the business operations and financial condition of the Corporation and its subsidiaries as a result of the year 2000 issue. The year 2000 issue is the result of computer hardware and software systems and other equipment with embedded chips or processors that use only two digits to represent the year. As the year 2000 approaches, time-sensitive software may recognize a date using '00 ' as the year 1900 rather than 2000. These systems may fail to operate or be unable to process data accurately as a result of this flaw. The year 2000 issue could arise at any point in the supply chain, manufacturing process, distribution channels or information systems of the Corporation, its subsidiaries and third parties with which it does business.

     The actions that are included in the Corporation 's Year 2000 project include identification of critical and non-critical systems, determining appropriate remediation measures, assigning responsibility and scheduling of planned remediation, documentation and certification of task completion, assessing third party relationships for compliance, cost estimation and monitoring, and contingency planning for the Corporation and each of its subsidiaries.

        State of Readiness

     The task force has identified critical and non-critical information and other technology systems at its Genesee Brewing Company subsidiary, its Foods Division and its equipment leasing and real estate investment businesses. In November 1998, the Corporation implemented a major hardware and software upgrade to bring the software and hardware for its primary manufacturing, information and financial consolidation system (the "MIS System") into year 2000 compliance. Each component of the MIS System is warranted by the applicable vendor to be year 2000 compliant. Programming to resolve minor issues relating to the operation of this new system has been completed and all functional components of the system are fully operational. Testing of the MIS system to simulate operations in the year 2000 was recently completed and the system did not experience any significant year 2000 malfunctions.

     The task force has identified critical third party relationships for each of its businesses. The Corporation's partner in Cheyenne Leasing Company has provided assurances that its internal systems for administering the equipment leasing business are year 2000 ready. The Corporation has determined that

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

there are no other third parties whose failure to achieve year 2000 readiness would materially impact its equipment leasing business. The Corporation has determined that its real estate investments are not dependent on any third parties whose failure to achieve year 2000 readiness would materially impact those investments.

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

     Boston Beer Company, whose contract brewing business represents 15% of Genesee Brewing Company's barrel volume, reported in its most recent Form 10-Q filed with the Securities Exchange Commission on August 10, 1999 that it believes that all of its internal computer systems are year 2000 compliant, with the exception of its depletions tracking system, which it now expects to be compliant by September 30, 1999. Boston Beer Company also reported that it has contacted vendors that it believes present a possible critical risk to its business; that all 37 critical vendors have reported that they are year 2000 compliant or are addressing the year 2000 problem; that it will monitor progress of critical vendors who are addressing the year 2000 problem; and that it will develop contingency plans for all services and supplies.

     During fourth quarter of fiscal 1999, the Corporation's Foods Division contacted all of its customers, critical vendors, and material third parties to assess the extent of their year 2000 readiness. To date, all 54 critical vendors of the Foods Division have responded that they are in the process of addressing the year 2000 issue or are already in compliance. The Foods Division has a program to monitor the progress of critical vendors who responded that they are addressing the year 2000 issue but are not yet in compliance. To date, customers representing 83% of Foods Division net sales have responded that they are in the process of addressing the year 2000 issue or are already in compliance. To date, no customers have responded that they will not be year 2000 ready. The Foods Division has a program to follow up with significant customers who have not yet responded and to monitor the progress of customers who responded that they are addressing the year 2000 issue but are not yet in compliance.

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


Year 2000 Contingency Plans

     Genesee Brewing Company and the Corporation's Foods Division are developing contingency plans to address the failure of any critical vendors or a significant number of customers to achieve year 2000 readiness. These contingency plans are being designed to prevent or mitigate the impact on the Corporation's brewing and foods businesses from the failure by such third parties to achieve year 2000 readiness. Due to the seasonality of the brewing industry, the winter months of December and January are two of Genesee Brewing Company's lowest sales and production volume months. Genesee Brewing Company's distributors are required to maintain inventory of packaged malt beverage products sufficient to meet projected demand in their markets for eighteen days and inventory of draft products sufficient to meet projected demand for fifteen days. Because malt beverage products have limited shelf life, Genesee Brewing Company has decided that it will not require distributors to increase inventory levels on hand at January 1, 2000. Instead, Genesee Brewing Company will carefully monitor distributor inventory levels in December 1999 to ensure that required levels are maintained for all brands and package types. In addition, Genesee Brewing Company will increase its production during December 1999 to build inventories of finished case goods, draft and bulk storage beer. Genesee Brewing Company also will build its inventories of brewing ingredients and packaging materials during December 1999 to have on hand on December 31, 1999 sufficient inventories to support production scheduled for January 2000. For certain ingredients and packaging materials that cannot be stored on site in quantities sufficient to support

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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


        Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability to implement strategic alternatives which successfully address the declining sales and operating losses reported by the Genesee Brewing Company; the inability of Genesee Brewing Company and its distributors to develop and execute effective marketing and sales strategies for Genesee Brewing Company's products; the potential erosion of sales revenues and profit margins through continued price stagnation, increased discounting or a higher proportion of sales in lower margin Multipaks; the continuation of declining sales for the specialty beer category; the continuing shift in consumer preference away from Honey Brown Lager; uncertainties due to the intensely competitive, stagnant nature of the beer industry; demographic trends and social attitudes that can reduce beer sales; the continued growth in the popularity of import and nationally advertised beers; increases in the cost of aluminum, paper packaging and other raw materials; the Corporation's inability to reduce manufacturing and overhead costs of its brewing and foods businesses to more competitive levels; changes in significant laws and government regulations affecting sales, advertising and marketing of malt beverage products; significant increases in federal, state or local beer or other excise taxes; the potential impact of beer industry consolidation at both the brewer and distributor levels; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food product producers that might adversely affect sales of private label products; continued price promotion by the major side dish brand which is adversely impacting sales of the Foods Division's private label side dish products; continued price competition from low cost imported iced tea producers and the possibility that the Foods Division may not be able to source sufficient supply of low price sugar to produce a price competitive

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

private label iced tea product; the possibility that the Corporation's Foods Division might experience delays, difficulties or unanticipated expenses in integrating TKI Foods and Spectrum Foods; the possibility that the Foods Division might experience delays, difficulties or unanticipated expenses in the relocation of its operations to Medina, New York; the possibility that the Foods Division might not achieve the expected synergies from the integration and relocation of all operations into a single facility; interest rate fluctuations that could reduce demand for or the rate of return on new equipment lease business; the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne's lease portfolio matures; increases in the estimated costs to achieve year 2000 readiness; and the risk that computer systems of the Corporation, its subsidiaries and their significant suppliers or customers may not be year 2000 compliant.

                               GENESEE CORPORATION


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits. The following exhibit is attached to this report:

                Exhibit 3 - By-Laws as amended on June 17, 1999


          (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on June 25, 1999 to report the election of a new President and Chief Operating Officer. The Corporation filed a report on Form 8-K on September 3, 1999 to report the election of a new Senior Vice President and Chief Financial Officer and a workforce reduction at Genesee Brewing Company.

                               GENESEE CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENESEE CORPORATION



Date:   9/13/99                     /s /Samuel T. Hubbard, Jr.
                               Samuel T. Hubbard, Jr.
                               President and Chief Operating Officer



Date:   9/13/99
                                   /s / Michael C. Atseff
                               Michael C. Atseff
                               Vice President and Controller

                               GENESEE CORPORATION


                                  EXHIBIT INDEX


Exhibit Number            Exhibit                             Page

      3         By-Laws as amended on June 17, 1999            22

                              BY-LAWS
                                OF
                        GENESEE CORPORATION


    Approved March 12, 1968 and amended October 20, 1969, March 10, 1971, March 10, 1975, September 4, 1975, October 21, 1976, August 31, 1977, March 6, 1986, October 23,
    1986, June 4, 1987, September 11, 1987, September 13, 1997
    and June 17, 1999.











                               Certified to be a true and correct
                               copy of the By-laws in effect as of
                               September 16, 1997.





                               Mark W. Leunig
                               Secretary





Dated:    June 17, 1999

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

     Section 3. Powers and Duties: The officers of the Corporation shall each have such powers and authority and perform such duties in the management of the property and affairs of the Corporation, as from time to time may be prescribed by the Board of Directors and, to the extent not so prescribed, they shall each have such powers and authority and perform such duties in the management of the property and affairs of the Corporation, subject to the control of the Board, as generally pertain to their respective offices. Without limitation of the foregoing:

          (a) Chairman of the Board of Directors: The Chairman shall be the Chief Executive Officer of the Corporation, shall preside at all meetings of the Corporation's stockholders and at all meetings of the Board of Directors and shall be a Director of the Corporation.
                                       (Amended 6/17/99)

          (b) President: The President shall be the Chief Operating Officer of the Corporation. In the absence of the Chairman of the Board, the President shall preside at meetings of shareholders and of the Board of Directors.
                                       (Amended 6/17/99)

          (c) Executive Vice President: The Executive Vice President, if any, shall possess such powers and perform such duties as may be designated by the Board of Directors.

                                        (Amended 6/17/99)

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