Form 10-Q
period 1999-10-30
GENESEE CORP
filed 1999-12-10
CIK 40934

Index to Exhibits at Page 26

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999

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

Registrant’s telephone number, including area code (716) 546-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the date of this report, the Registrant had the following shares of common stock outstanding:

Class	Number of Shares Outstanding
Class A Common Stock (voting), par value $.50 per share	209,885
Class B Common Stock (non-voting), par value $.50 per share	1,410,312

GENESEE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 30, 1999 and May 1, 1999

	UNAUDITED	AUDITED
(Dollars in Thousands)	October 30, 1999	May 1, 1999

ASSETS
Current assets:
Cash and cash equivalents	$ 5,520	$ 5,836
Marketable securities available for sale	7,856	7,964
Trade accounts receivable, less allowance for doubtful receivables
of $513 at October 30, 1999 and $478 at May 1, 1999	10,404	10,222
Inventories, at lower of cost (first-in, first-out) or market	14,072	16,414
Deferred income tax assets	397	397
Other current assets	634	751
Total current assets	38,883	41,584

Net property, plant and equipment	36,965	37,040
Investment in and notes receivable from unconsolidated real estate partnerships	5,302	5,343
Investments in direct financing and leveraged leases	26,730	28,285
Goodwill and other intangibles net of accumulated amortization of $2,427 at
October 30, 1999 and $1,747 at May 1, 1999	27,630	28,280
Other assets	3,282	3,421
Total assets	138,792	143,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	3,000	3,000
Notes payable, current portion	82	82
Accounts payable	6,036	8,421
Income taxes payable	0	1,215
Federal and state beer taxes payable	1,054	1,354
Accrued compensation	3,464	3,505
Accrued postretirement benefits, current portion	731	731
Accrued restructuring charge	1,408	0
Accrued expenses and other	4,213	5,374
Total current liabilities	19,988	23,682

Notes payable, noncurrent portion	6,339	4,679
Deferred income tax liabilities	7,077	8,251
Accrued postretirement benefits, noncurrent portion	15,332	15,332
Other liabilities	591	493
Total liabilities	49,327	52,437

Minority interests in consolidated subsidiaries	2,633	2,479
Shareholders' equity:
Class A common stock	105	105
Class B common stock	753	753
Additional paid-in capital	5,847	5,856
Retained earnings	83,612	85,692
Accumulated other comprehensive (loss)/income	(84)	77
Less: Class B treasury stock, at cost	3,401	3,446
Total shareholders' equity	86,832	89,037

Total liabilities and shareholders' equity	$ 138,792	$ 143,953

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF EARNINGS AND COMPREHENSIVE INCOME
Thirteen Weeks Ended October 30, 1999 and October 31, 1998

(Dollars in Thousands,
Except Per Share Data)		UNAUDITED
	1999	1998

Revenues	$ 41,860	$ 45,972

Federal and state beer taxes	5,820	6,784

Net revenues	36,040	39,188

Cost of goods sold	28,412	29,980

Gross profit	7,628	9,208

Selling, general and administrative expenses	8,194	9,769
Restructuring charge	1,771	0

Operating loss	(2,337)	(561)

Investment income	232	266
Other (loss)/income	(116)	51
Interest expense	(150)	(160)
Interest of minority partners in earnings of
subsidiaries	(355)	(297)

Loss before income taxes	(2,726)	(701)

Income tax benefit	(1,254)	(115)

Net loss	(1,472)	(586)

Other comprehensive income, net of income taxes:
Unrealized holding (losses)/gains arising during the period	(31)	74

Comprehensive loss	(1,503)	(512)

Basic and Diluted loss per share	(0.91)	(0.36)
Weighted average common shares outstanding	1,620,197	1,618,909
Weighted average and common equivalent shares	1,620,197	1,618,909

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF EARNINGS AND COMPREHENSIVE INCOME
Twenty Six Weeks Ended October 30, 1999 and October 31, 1998

(Dollars in Thousands,
Except Per Share Data)		UNAUDITED
	1999	1998

Revenues	$ 88,797	$ 94,560

Federal and state beer taxes	13,653	15,987

Net revenues	75,144	78,573

Cost of goods sold	58,137	59,690

Gross profit	17,007	18,883

Selling, general and administrative expenses	16,577	18,849
Restructuring charge	1,771	0

Operating (loss)/income	(1,341)	34

Investment income	504	1,465
Other (loss)/income	(32)	217
Interest expense	(292)	(160)
Interest of minority partners in earnings of
subsidiaries	(590)	(494)

(Loss)/earnings before income taxes	(1,751)	1,062

Income tax (benefit)/expense	(805)	516

Net (loss)/earnings	(946)	546

Other comprehensive income, net of income taxes:
Unrealized holding losses arising during the period	(161)	(488)

Comprehensive (loss)/income	(1,107)	58

Basic and Diluted (loss)/earnings per share	(0.58)	0.34
Weighted average common shares outstanding	1,619,829	1,618,676
Weighted average and common equivalent shares	1,619,829	1,619,028

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty Six Weeks Ended October 30, 1999 and October 31, 1998

	UNAUDITED
(Dollars in thousands)	1999	1998

Cash flows from operating activities:
Net (loss)/earnings	$ (946)	$ 546
Adjustments to reconcile net (loss)/earnings to net
cash provided by operating activities:
Depreciation and amortization	3,250	3,313
Restructuring charge	1,408	0
Other	(524)	624
Changes in non-cash assets and liabilities:
Trade accounts receivable	(217)	53
Inventories	2,342	(518)
Other assets	256	(511)
Accounts payable	(2,385)	(3,577)
Accrued expenses and other	(1,202)	2,526
Income taxes payable	(1,215)	(188)
Federal and state beer taxes	(300)	(582)
Other liabilities	98	(1,353)
Net cash provided by operating activities	565	333

Cash flows from investing activities:
Acquisitions, net of cash acquired	0	(18,754)
Capital expenditures	(2,718)	(4,217)
Proceeds from sale of marketable securities	2,413	9,800
Purchases of marketable securities and other investments	(2,262)	(912)
Investments in and advances to unconsolidated
real estate investments, net of distributions	41	75
Net investment in direct financing and leveraged leases	1,555	602
Withdrawals by minority interest	(436)	(409)
Net cash used in investing activities	(1,407)	(13,815)

Cash flows from financing activities:
Proceeds from acquisition of debt	1,700	14,800
Principal payments on debt	(40)	-
Payment of dividends	(1,134)	(1,134)
Net cash provided by financing activities	526	13,666

Net (decrease)/increase in cash and cash equivalents	(316)	184

Cash and cash equivalents at beginning of the period	5,836	2,692

Cash and cash equivalents at end of the period	$ 5,520	$ 2,876

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION

Notes to Consolidated Financial Statements

NOTE (A) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 1, 1999 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended May 1, 1999. It is the Corporation’s policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

NOTE (B) Inventories are summarized as follows:

Dollars in thousands
October 30, 1999 May 1,1999
Finished goods	$ 4,724	$ 6,292
Goods in process	1,438	1,445
Raw materials, containers and packaging supplies	7,910	8,677
Total inventories	$ 14,072	$ 16,414

NOTE (C) The Corporation’s consolidated balance sheet includes a mortgage payable with a remaining principal amount due of $4.7 million, collateralized by certain land, buildings and equipment. The mortgage payable bears interest at a fixed rate of 6.49% per annum and requires payments of principal and interest through 2008. The maturities of the mortgage payable for each fiscal year through the year ending May 1, 2004 are, respectively, $82,000, $88,000, $93,000, $100,000 and $106,000.

In addition, the Corporation has a $10 million line of credit, which bears interest at LIBOR plus 70 basis points for an effective rate of 6.205% in effect through December 31, 1999. This line of credit expires in April 2000. At October 30, 1999, $7 million was available for use under this instrument.

GENESEE CORPORATION

Notes to Consolidated Financial Statements

NOTE (C) (continued)

In addition, the Corporation has a $1.7 million term note payable, which bears interest at LIBOR plus 100 basis points for an effective rate of 6.25%. Maturity of this note is eight years from draw down of funds. At October 30, 1999, $0 was available for use under this instrument.

NOTE (D) Restructuring Charge

In the second quarter of fiscal 2000, the Genesee Brewing Company recorded a restructuring charge of $1,771,000. This restructuring charge is related to costs associated with a work force reduction whereby approximately 50 positions will be eliminated by the end of calendar year 1999 of which 45 positions have been eliminated as of October 30, 1999. Also included in this restructuring charge are costs associated with a discontinued package configuration.

The restructuring charge and its utilization are summarized as follows:

Description	Fiscal 2000 Charge	Utilized through 2nd Qtr.	To be utilized in future
Employee severance and termination benefits	$ 1,357,000	$ 327,000	$ 1,030,000
Other employee related costs	77,000	9,000	68,000
Discontinued package costs	337,000	27,000	310,000

Total	$ 1,771,000	$ 363,000	$ 1,408,000

NOTE (E) Segment Reporting

The Corporation has four reportable segments: brewing, food processing, leasing and real estate, and corporate. The brewing segment produces beers and ales for wholesale and retail distribution throughout the United States, primarily in the northeast region of the country. The food processing segment produces dry side dish, bouillon, soup, drink mix and instant iced tea products under private label for many of the country’s largest supermarket chains. The leasing and real estate segment leases construction, transportation, and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties. The corporate segment retains the Corporation’s investments in marketable securities generating investment income as well as supporting corporate costs.

GENESEE CORPORATION

Notes to Consolidated Financial Statements

NOTE (E) Segment Reporting (continued)

The Corporation evaluates performance based on operating income or loss and earnings before income taxes.

Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues and the Corporation’s international revenues are not significant.

The Corporation’s reportable segments, other than corporate, are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Financial information for the Corporation's reportable segments is as follows:

			Leasing
		Food	And
For the thirteen week period Ended October 30, 1999	Brewing	Processing	Real Estate	Corporate	Eliminations	Consolidated
Net revenues from external customers	$ 23,111	$ 11,923	$ 1,006	$ -	$ -	$ 36,040
Depreciation and amortization	961	629	-	-	-	1,590
Operating income/(loss)	(3,667)	520	952	(142)		(2,337)
Investment income	35	-	82	520	(405)	232
Earnings/(loss) before income taxes	(3,591)	43	659	(2,726)	2,889	(2,726)
Identifiable assets	46,290	54,728	35,299	2,474	-	138,792
Capital expenditures	57	564	-	-	-	621

For the thirteen week period Ended October 31, 1998
Net revenues from external customers	$ 25,034	$ 13,187	$ 967	$ -	$ -	$ 39,188
Depreciation and amortization	1,227	496	-	-	-	1,723
Operating income/(loss)	(2,695)	1,312	955	(133)	-	(561)
Investment income	34	-	82	764	(614)	266
Earnings/(loss) before income taxes	(2,650)	1,117	568	(701)	965	(701)
Identifiable assets	49,885	55,245	43,188	2,764	-	151,081
Capital expenditures	620	2,591	-	-	-	3,211

(Dollars in thousands)

GENESEE CORPORATION

Notes to Consolidated Financial Statements

NOTE (E) Segment Reporting (continued)

Financial information for the Corporation's reportable segments is as follows:

			Leasing
		Food	And
For the twenty six week period Ended October 30, 1999	Brewing	Processing	Real Estate	Corporate	Eliminations	Consolidated
Net revenues from external customers	$ 51,533	$ 21,841	$ 1,770	$ -	$ -	$ 75,144
Depreciation and amortization	1,922	1,328	-	-	-	3,250
Operating income/(loss)	(2,921)	195	1,703	(318)		(1,341)
Investment income	70	-	158	1,097	(821)	504
Earnings/(loss) before income taxes	(2,790)	(740)	1,437	(1,752)	2,094	(1,751)
Identifiable assets	46,290	54,728	35,299	2,474	-	138,792
Capital expenditures	93	2,625	-	-	-	2,718

For the twenty six week period Ended October 31, 1998
Net revenues from external customers	$ 57,410	$ 19,394	$ 1,769	$ -	$ -	$ 78,573
Depreciation and amortization	2,532	781	-	-	-	3,313
Operating income/(loss)	(2,221)	1,047	1,742	(534)	-	34
Investment income	57	-	165	2,342	(1,099)	1,465
Earnings/(loss) before income taxes	(2,029)	789	1,071	1,061	170	1,062
Identifiable assets	49,885	55,245	43,188	2,764	-	151,081
Capital expenditures	1,533	2,684	-	-	-	4,217

(Dollars in thousands)

GENESEE CORPORATION

Notes to Consolidated Financial Statements

NOTE (F) Supplemental Cash Flow Information

Cash paid for taxes was $1,034,000 and $530,000 for the thirteen week period ended October 30, 1999 and October 31, 1998, respectively; cash paid for interest was $150,000 and $160,000 for the thirteen week period ended October 30, 1999 and October 31, 1998, respectively.

Cash paid for taxes was $1,485,000 and $704,000 for the twenty six week period ended October 30, 1999 and October 31, 1998, respectively; cash paid for interest was $292,000 and $160,000 for the twenty six week period ended October 30, 1999 and October 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of 13 weeks ended October 30, 1999 to 13 weeks ended October 31, 1998

Consolidated net revenues for the thirteen weeks ended October 30, 1999 were $36.0 million, a decrease of $3.1 million from consolidated net revenues reported for the same period last year, due to lower sales volume at Genesee Brewing Company and the Corporation’s Foods Division.

On a consolidated basis, the Corporation reported an operating loss of $2.3 million, which was an increased loss of $1.8 million as compared to the same period last year, due primarily to a $1.8 million restructuring charge recorded in the second quarter of fiscal 2000 pertaining primarily to the employment reductions at the Genesee Brewing Company announced on August 31, 1999.

On a consolidated basis, the Corporation reported a net loss of $1.5 million, or $.91 basic and diluted loss per share, in the second quarter this year, compared to a net loss of $512,000, or $.36 basic and diluted earnings per share, for the same period last year.

Genesee Brewing Company

Genesee Brewing Company's net sales for the second quarter of fiscal 2000 were $23.1 million, a decrease of $1.9 million from last year's second quarter net sales of $25.0 million. Barrel sales for the second quarter this year were down 4.0% from the prior year period due to an 11.4% decrease in Genesee Brewing Company’s core brands and a 16.5% decrease in the HighFalls brands. The decline in core and HighFalls brand volume was partially offset by a 36.4% increase in volume under the production contract with Boston Beer Company.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

The decline in HighFalls volume, which represented 19% of total barrel volume in the second quarter of fiscal 2000, was primarily the result of lower sales of JW Dundee’s Honey Brown Lager. The Company believes that the decline in Honey Brown Lager sales is the result of the overall slowdown of the specialty beer category, due in part to the growing popularity of imported beers, and the volatility of specialty brand loyalty. Specialty brand consumers have shown a tendency to switch brand loyalty more readily.

The increase in contract brewing volume in the second quarter was due to the production of a new package configuration for Boston Beer Company that commenced in December 1998, and an increase in draft or keg production.

Genesee Brewing Company’s gross profit decreased $343,000 to $4.7 million in the second quarter of fiscal 2000, compared to $5.0 million in the second quarter of fiscal 1999. The negative volume trends for both the Genesee core brands and the HighFalls specialty brands, the shift in package mix towards lower margin Multipak can packages and the shift in mix towards lower margin contract business contributed to the decline in gross profit in the second quarter this year.

Selling, general and administrative expenses were down $1.1 million in the second quarter of fiscal 2000 compared to the same period last year. This decrease is primarily the result of planned reductions in sales and promotional expenses.

Included in second quarter was a $1.8 million restructuring charge associated primarily with employment reductions by Genesee Brewing Company announced on August 31, 1999. Included in the restructuring charge is severance and medical benefits, outplacement costs and costs associated with a discontinued package configuration.

Genesee Brewing Company’s second quarter operating loss was $3.7 million, an increase of $972,000 over the same period last year. Genesee Brewing Company’s second quarter operating loss before restructuring expense was $1.9 million, a $801,000 decrease over the second quarter of the prior year. This improvement was primarily due to lower selling, general and administrative spending this fiscal year versus last.

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

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

During the past ten years, demand for many established domestic brands has declined as consumers have increasingly turned to certain nationally advertised light beer brands, imported malt beverages and domestic specialty beers. However, growth of the domestic specialty beer segment began to slow down in 1997 and the segment has seen little growth during the past two years.

As a result of these trends and the excess capacity that exists in the industry, brewers are attempting to gain market share through reduced pricing, intensive marketing and promotional programs and innovative packaging. The industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 and 36 can Multipaks. This intensely competitive environment has prevented Genesee Brewing Company from implementing any meaningful price increases during the past several years, which has had an adverse impact on Genesee Brewing Company’s overall profitability.

The competitive position of smaller brewers like Genesee Brewing Company has also been adversely affected by the consolidation that is occurring within the distribution tier of the brewing industry. The effects of this consolidation have been aggravated by the aggressive efforts of the large national brewers to ensure that an increasing share of the distributor’s time and attention is devoted to their brands. During the past several years, the large national brewers have utilized a variety of inducements, incentives and contractual terms to cause their distributors to make a greater commitment to their brands, largely at the expense of the brands of smaller brewers, like Genesee, that are also sold by these distributors. These developments have made it increasingly difficult for Genesee Brewing Company to effectively promote and sell its brands in its core markets and to expand sales of its products in new or lower share markets.

In response to these conditions, Genesee Brewing Company reduced its Fiscal 2000 sales and marketing budgets and on August 31, 1999 announced a work force reduction of fifty positions. This reduction, coupled with twenty-seven positions previously eliminated through attrition during fiscal 2000, is expected to reduce annual payroll expense by approximately $5.0 million. In addition, Genesee Brewing Company has postponed plans to expand distribution into additional states and is proceeding more slowly with plans to add new brands to its product line. Genesee Brewing Company is focusing its resources on stabilizing sales and improving trends for its current brand portfolio in existing markets.

The challenges facing Genesee Brewing Company have caused the Corporation to consider strategic alternatives to maximize the value of the Corporation’s brewing business. Management is exploring further opportunities to reduce costs, improve efficiencies and rationalize the Corporation’s brewing business and to attract additional contract brewing volume. Acknowledging that the brewing industry has undergone fundamental change during the past ten years and is now dominated by large, global players whose resources dwarf those of regional brewers like Genesee Brewing Company, the Corporation is also exploring long-term strategic alternatives for its brewing business, including confidential discussions with third parties regarding the possible divestiture of the business.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Foods Division

Net sales for the Foods Division were $11.9 million in the second quarter of fiscal 2000, compared to $13.2 million for the second quarter last year. Contributing to the decrease in net sales was lower than expected sales of iced tea mix and side dishes.

Sales in the second quarter of fiscal 2000 continue to be adversely affected by heavy promotional activity by a major branded side dish producer. This promotional pricing has reduced the price spread between the branded side dish line and the Foods Division’s private label side dishes, making the private label product less attractive to consumers. In addition, another major branded food producer recently introduced a new line of side dish products that will compete with both the existing brand leader and the Foods Division’s private label side dish line. This new side dish brand is being introduced with heavy promotional support and is expected to increase the competitive pressure on the Foods Division’s private label business. Revenues and profit margins from iced tea mix sales declined, largely as a result of previously reported efforts by a large Canadian sugar refiner to displace the Foods Division’s private label iced tea mix in key chain accounts. Although the Foods Division has not lost any key accounts, it had to reduce iced tea pricing to retain them. In addition, the overall decline of this mature category resulted in continued lower unit sales in the second quarter. The challenges facing the Foods Division’s iced tea and side dish business are normal competitive pressures that affect products in the mature stage of their life cycle. These expected product maturity factors underscore the Foods Division’s strategy to expand its product offerings either through acquisition or internally developed new products.

Bouillon and artificial sweeteners sales also declined in the second quarter compared to the same quarter last year. The Foods Division’s sweetener business faces a potential competitive threat from the decision by the major producer of branded artificial sweeteners to introduce a line of private label artificial sweeteners, targeting many of the Foods Division’s key chain accounts. The Foods Division reduced its sweetener prices to counter this potential threat, which is expected to reduce revenues and profit margins from the sweetener business.

Gross profit for the Foods Division decreased $1.3 million to $1.9 million in the second quarter of fiscal 2000, compared to $3.2 million for the second quarter last year. The decrease in gross profit was attributable to lower sales of iced tea mix, side dishes, bouillon and artificial sweeteners. Also contributing to the decrease in gross profit was $288,000 of expenses incurred by the Foods Division in the second quarter of fiscal 2000 in transitioning production to the Medina, New York facility that the Foods Division acquired in October 1998. The consolidation of all operations at a single location, which is scheduled to be completed during fiscal 2000, is expected to generate significant efficiencies and cost savings for the Foods Division going forward.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The Foods Division’s selling, general and administrative expenses decreased $484,000 to $1.4 million in the second quarter of fiscal 2000 compared to the same period last year. This decrease is primarily the result of reduced promotional activity and outbound freight costs as a result of lower than expected unit sales in the second quarter of fiscal 2000.

The Foods Division recorded operating profit of $520,000 in the second quarter of fiscal 2000, which was $792,000 less than the operating profit reported in the second quarter last year.

Other expense increased $282,000 to $476,000 in the second quarter of fiscal 2000 as compared to the same period last year. This increase in expense is the result of $104,000 of interest expense on the mortgage and term loan pertaining to the Medina building. Also contributing to the increase in expense is $181,000 of expenses incurred by the Foods Division in the second quarter of fiscal 2000 in transitioning production to the Medina, New York facility.

Genesee Ventures

Genesee Ventures, Inc., the Corporation’s equipment leasing and real estate investment subsidiary, reported operating income of $952,000 for the second quarter of fiscal 2000, which was approximately the same as the second quarter of fiscal 1999.

In August 1999, the Corporation approved a plan to wind down its equipment leasing business in light of changes in many of the factors that influenced the Corporation’s decision to invest in equipment leasing. These factors include changes in the Corporation’s capital requirements, changes in the competitive conditions in the equipment leasing business, a reduction in the tax advantages generated by Cheyenne Leasing Company as a result of lower operating income from the Corporation’s brewing business, and a decision by the Corporation’s co-venturer in Cheyenne Leasing Company to phase out its involvement in the equipment leasing business.

Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will then manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company’s operating income is expected to remain fairly steady in the current fiscal year, but will then decline as the remaining leases in Cheyenne’s portfolio mature.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Comparison of 26 weeks ended October 30, 1999 to 26 weeks ended October 31, 1998

Consolidated year-to-date net revenues were $75.1 million, a decrease of $3.4 million from consolidated net revenues reported for the same period last year, due to lower sales volume at Genesee Brewing Company, which were partially offset by increased sales by the Corporation’s Foods Division.

On a consolidated basis, the Corporation reported an operating loss of $1.3 million, which was an increased loss of $1.4 million as compared to the same period last year, due primarily to a $1.8 million second quarter fiscal 2000 restructuring charge pertaining primarily to the employment reductions at the Genesee Brewing Company announced on August 31,1999.

On a consolidated basis, the Corporation reported a year-to-date net loss of $946,000, or $.58 basic and diluted loss per share, compared to net profit of $546,000, or $.34 basic and diluted earnings per share, for the same period last year.

Genesee Brewing Company

Genesee Brewing Company's net sales in the first half of fiscal 2000 were $51.5 million, a decrease of $5.9 million from the prior year's net sales of $57.4 million. Barrel sales for the first half of fiscal 2000 were down 6.6% from the prior year period due to an 10.0% decrease in Genesee Brewing Company’s core brands and a 21.7% decrease in the HighFalls brands. The decline in core and HighFalls brand volume was partially offset by a 35.0% increase in volume under the production contract with Boston Beer Company.

Within the Genesee core brands, higher-margin returnable glass packages, draft packages and 24-can packages showed the largest volume declines. These declines were partially offset by higher unit sales of lower margin, value-priced 30 and 36 can "Multipaks".

The decline in HighFalls volume, which represented 20% of total barrel volume in the first half of fiscal 2000, was primarily the result of lower sales of JW Dundee’s Honey Brown Lager. The Company believes that the decline in Honey Brown Lager sales is the result of the overall slowdown of the specialty category, due in part to the growing popularity of imported beers, and the volatility of specialty brand loyalty. Specialty brand consumers have shown a tendency to switch brand loyalty more readily. Genesee Brewing Company extended its High Falls specialty brand line with the introduction in July 1999 of Dundee’s Classic Lager.

The increase in contract brewing volume in the first two quarters was due to the production of a new package configuration for Boston Beer Company that commenced in December 1998, and an increase in draft or keg production.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Genesee Brewing Company’s gross profit decreased $1.1 million to $12.3 million in the first two quarters of fiscal 2000, compared to $13.4 million in the prior year. The negative volume trends for both the Genesee core brands and the HighFalls specialty brands, the shift in package mix towards lower margin Multipak can packages and the shift in mix towards lower margin contract business contributed to the decline in fiscal 2000 year-to-date gross profit.

Selling, general and administrative expenses were down $2.2 million in the first half of fiscal 2000 compared to the same period last year. This decrease is primarily the result of planned reductions in sales and promotional expenses.

Included in second quarter was a $1.8 million restructuring charge associated primarily with the August 31, 1999 announced employment reductions. Included in the restructuring charge are severance and medical benefits, outplacement costs and the costs associated with a discontinued package configuration.

Genesee Brewing Company’s year-to-date operating loss was $2.9 million, an increase of $700,000 over the same period last year. Genesee Brewing Company’s year-to-date operating loss before restructuring expense was $1.1 million, a $1.1 million improvement over the same time period of the prior year. This improvement was primarily due to lower selling, general and administrative spending this fiscal year versus last.

Foods Division

Net sales for the Foods Division were $21.8 million in the first half of fiscal 2000, compared to $19.4 million for the same time period last year. The increase in net sales was primarily attributable to $4.0 million in year-to-date sales of artificial sweeteners and other private label food products of TKI Foods, Inc. and Spectrum Foods, Inc., which were acquired by the Corporation during the second quarter of fiscal 1999. Partially offsetting the increase in net sales was lower than expected sales of iced tea mix and side dishes.

Side dish sales continue to be adversely affected by heavy promotional activity by the major branded side dish producer. This promotional pricing has reduced the price spread between the branded side dish line and the Foods Division’s private label side dishes, making the private label product less attractive to consumers. In addition, another major branded food producer recently introduced a new line of side dish products that will compete with both the existing brand leader and the Foods Division’s private label side dish line. This new side dish brand is being introduced with heavy promotional support and is expected to increase the competitive pressure on the Foods Division’s private label business.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Revenues and profit margins from iced tea mix sales declined, largely as a result of previously reported efforts by a large Canadian sugar refiner to displace the Foods Division’s private label iced tea mix in key chain accounts. Although the Foods Division has not lost any key accounts, it had to reduce iced tea pricing to retain them. In addition, the overall decline of this mature category resulted in lower unit sales in the first two quarters. The challenges facing the Foods Division’s iced tea and side dish business are normal competitive pressures that affect products in the mature stage of their life cycle. These expected product maturity factors underscore the Foods Division’s strategy to expand its product offerings either through acquisition or internally developed new products.

The addition of bouillon and artificial sweeteners to the Foods Division’s product line has helped to offset lower iced tea mix and side dish sales. However, the Foods Division’s sweetener business faces a potential competitive threat from the decision by the major producer of branded artificial sweeteners to introduce a line of private label artificial sweeteners, targeting many of the Foods Division’s key chain accounts. The Foods Division reduced its sweetener prices to counter this potential threat, which is expected to reduce revenues and profit margins from the sweetener business. It is not clear what long term impact this new private label sweetener line will have on the Foods Division’s sweetener business because the producer recently announced that it is seeking buyers for its sweetener business, which could interfere with efforts to displace the Foods Division from key accounts.

Gross profit for the Foods Division decreased $743,000 to $3.0 million in the first half of fiscal 2000, compared to $3.7 million for the same time period last year. The decrease in gross profit was attributable to lower sales of iced tea mix, side dishes, bouillon and artificial sweeteners. Also contributing to the decrease in gross profit was $737,000 of expenses incurred by the Foods Division in the first half of fiscal 2000 in transitioning production to the Medina, New York facility that the Foods Division acquired in October 1998. The consolidation of all operations at a single location, which is scheduled to be completed during fiscal 2000, is expected to generate significant efficiencies and cost savings for the Foods Division going forward.

The Foods Division’s selling, general and administrative expenses increased $109,000 in the first half of fiscal 2000 compared to the same period last year. This increase is primarily the result of additional costs incurred in connection with to the acquisition of TKI Foods and Spectrum Foods.

The Foods Division recorded operating profit of $195,000 in the first half of fiscal 2000, which was $852,000 less than the operating loss reported in the first half of last year.

Other expense increased $677,000 to $934,000 in the first half of fiscal 2000 as compared to the same period last year. This increase in expense is the result of $194,000 of interest expense on the mortgage and term loan pertaining to the Medina building. Also contributing to the increase in expense is $363,000 of expenses incurred by the Foods Division in the first half of fiscal 2000 in transitioning production to the Medina, New York facility.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Genesee Ventures

Genesee Ventures, Inc., the Corporation’s equipment leasing and real estate investment subsidiary, reported operating income of $1.7 million for the first half of fiscal 2000, which was approximately the same as the first half of fiscal 1999.

In August 1999, the Corporation approved a plan to wind down its equipment leasing business in light of changes in many of the factors that influenced the Corporation’s decision to invest in equipment leasing, including changes in the Corporation’s capital requirements, changes in the competitive conditions in the equipment leasing business, a reduction in the tax advantages generated by Cheyenne Leasing Company as a result of lower operating income from the Corporation’s brewing business, and a decision by the Corporation’s co-venturer in Cheyenne Leasing Company to phase out its involvement in the equipment leasing business.

Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will then manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company’s operating income is expected to remain fairly steady in the current fiscal year, but will then decline as the remaining leases in Cheyenne’s portfolio mature.

Genesee Ventures, Inc. earnings before taxes increased $366,000 to $1.4 million as compared to $1.1 million for the same period last year. The increase in earnings was primarily due to $195,000 held in escrow that was earned and received in the first quarter of fiscal 2000 associated with the sale in the third quarter of fiscal 1999 of Genesee Ventures’ investment in Lloyd’s Food Products, Inc. The remainder of the increase in earnings before taxes is due to lower interest payments on subsidiary debt due to the corporation’s leasing and real estate wind down plan.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities showed very little change from May 1, 1999 to October 30, 1999. Cash and cash equivalents totaled $5.5 million at October 30, 1999 and $5.8 million at May 1, 1999. Marketable securities totaled $7.9 million at October 30, 1999 and $8.0 million at May 1, 1999.

Net trade accounts receivable balances also remained fairly consistent and were only $182,000 greater than the balances reported at May 1, 1999.

Inventories decreased by $2.3 million from May 1, 1999. $500,000 of this decrease was realized by the Genesee Brewing Company due to the seasonality of the brewing industry. The Foods Division inventory level has decreased by $1.8 million due to a concerted effort by management to reduce inventory levels at that subsidiary.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net property, plant and equipment balances decreased slightly from May 1, 1999 to October 30, 1999 as a result of acquisitions of property, plant and equipment being offset by normal depreciation and amortization of such assets.

Investments in direct financing and leveraged leases decreased $1.6 million from May 1, 1999 as a result of a large number of leases maturing and not being replaced with new leases as Cheyenne Leasing Company is not actively seeking new leasing opportunities and is in a wind down phase.

Current liabilities were $3.7 million less at October 30, 1999 compared to May 1, 1999. This decrease is made up of $2.4 million less in accounts payable due to timing of payments and $1.2 million less in income taxes payable due to significant estimated tax payments being made during the second quarter of fiscal 2000.

Notes payable increased $1.7 million due to the draw down of funds on a multiple disbursement term note, which is being used for renovation of the Foods Division’s new production facility in Medina, New York.

The Corporation is re-evaluating its capital resources in light of its decision to review strategic alternatives for its brewing business and the decision to wind down its equipment leasing business. Until this evaluation is completed, the Corporation is not actively searching for new acquisition opportunities for its Foods Division, instead devoting resources to completing the transition of the Foods Division to its Medina, New York production facility and internal development of new private label products and extensions of existing product lines.

Genesee Brewing Company has developed a plan to change operating procedures, chemicals and equipment used to store and handle chemicals used to clean and sanitize brewing equipment, kegs and refillable bottles (the "System") to comply with New York chemical bulk storage regulations that will take effect in December 1999 (the "Regulations"). The cost to achieve compliance with the Regulations by modifying and upgrading the existing System was originally estimated to be up to $1.9 million. In January 1999, Genesee Brewing Company received regulatory approval of a new operating procedure that exempted a portion of the System from the Regulations. This exemption eliminated approximately $500,000 of the estimated cost to achieve compliance with the Regulations. The planned changes to System operating procedures, chemicals and equipment would cost approximately $150,000 and would exempt the System from coverage under the Regulations. This cost will be funded internally and depreciated over its useful life.

In connection with the decision to review strategic alternatives for the Corporation’s brewing business and the wind down of its equipment leasing business, the Corporation is evaluating its projected cash flows, capital resources and liquidity requirements. As part of this assessment, the Corporation’s Board of Directors is reviewing the Corporation’s dividend policy to determine whether shareholder value would be enhanced by a change in the Corporation’s current policy of regular and special dividend payments.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Year 2000

General

The Corporation formed a task force made up of senior managers to address potential problems that could affect the business operations and financial condition of the Corporation and its subsidiaries as a result of the year 2000 issue. The year 2000 issue is the result of computer hardware and software systems and other equipment with embedded chips or processors that use only two digits to represent the year. As the year 2000 approaches, time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. These systems may fail to operate or be unable to process data accurately as a result of this flaw. The year 2000 issue could arise at any point in the supply chain, manufacturing process, distribution channels or information systems of the Corporation, its subsidiaries and third parties with which it does business.

The task force directed efforts to identify critical and non-critical systems, determine appropriate remediation measures, assign responsibility for and schedule planned remediation, document task completion, assess third party relationships for compliance, monitor costs, and develop contingency plans for the Corporation and each of its subsidiaries.

State of Readiness

Critical and non-critical information and other technology systems at Genesee Brewing Company, the Foods Division and the Corporation’s equipment leasing and real estate investment businesses have been identified. In November 1998, the Corporation implemented a major hardware and software upgrade to bring the software and hardware for its primary manufacturing, information and financial consolidation system (the "MIS System") into year 2000 compliance. Each component of the MIS System is warranted by the applicable vendor to be year 2000 compliant. Programming to resolve minor issues relating to the operation of this new system has been completed and all functional components of the system are fully operational. Testing of the MIS system to simulate operations in the year 2000 has been completed and the system did not experience any significant year 2000 malfunctions.

Critical third party relationships for each of the Corporation’s businesses have been identified. The Corporation’s partner in Cheyenne Leasing Company has provided assurances that its internal systems for administering the equipment leasing business are year 2000 ready. The Corporation has determined that there are no other third parties whose failure to achieve year 2000 readiness would materially impact its equipment leasing business. The Corporation has determined that its real estate investments are not dependent on any third parties whose failure to achieve year 2000 readiness would materially impact those investments.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Genesee Brewing Company has contacted all customers, mission critical vendors and other material third parties to assess the extent of their year 2000 readiness. All 75 critical vendors of Genesee Brewing Company have responded that they are, or will be, year 2000 ready. To date, Genesee Brewing Company’s Monroe County Branch distribution business and almost two hundred independent distributors, representing in the aggregate approximately 93% of barrel volume for Genesee Brewing Company, have reported that they are year 2000 ready or that they will be year 2000 ready.

Boston Beer Company, whose contract brewing business represents 20% of Genesee Brewing Company’s barrel volume, reported in its most recent Form 10-Q filed with the Securities Exchange Commission dated November 8, 1999 that it believes that all of its internal computer systems are year 2000 compliant. Boston Beer Company also reported that it has contacted vendors that it believes present a possible critical risk to its business; that all 37 critical vendors have reported that they are year 2000 compliant or are addressing the year 2000 problem; that it will monitor progress of critical vendors who are addressing the year 2000 problem; and that it will develop contingency plans for all services and supplies.

The Corporation’s Foods Division has contacted all of its customers, critical vendors, and material third parties to assess the extent of their year 2000 readiness. All 54 critical vendors of the Foods Division have responded that they are, or will be, year 2000 ready. To date, customers representing 90% of Foods Division net sales have responded that they are, or will be, year 2000 ready. No customers have responded that they will not be year 2000 ready.

Year 2000 Costs

The cost to achieve year 2000 readiness for the internal information and other technology systems of the Corporation and its subsidiaries was $1.7 million.

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Year 2000 Contingency Plans

Genesee Brewing Company and the Corporation’s Foods Division have developed contingency plans to address the failure of any critical vendors or a significant number of customers to achieve year 2000 readiness. These contingency plans are designed to prevent or mitigate the impact on the Corporation’s brewing and foods businesses from the failure by such third parties to achieve year 2000 readiness.

Due to the seasonality of the brewing industry, the winter months of December and January are two of Genesee Brewing Company’s lowest sales and production volume months. Genesee Brewing Company’s distributors are required to maintain inventory of packaged malt beverage products sufficient to meet projected demand in their markets for eighteen days and inventory of draft products sufficient to meet projected demand for fifteen days. Because malt beverage products have limited shelf life, Genesee Brewing Company has decided that it will not require distributors to increase inventory levels on hand at January 1, 2000. Instead, Genesee Brewing Company is carefully monitoring distributor inventory levels to ensure that required levels are maintained for all brands and package types. In addition, Genesee Brewing Company has increased its production during December 1999 to build inventories of finished case goods, draft and bulk storage beer. Genesee Brewing Company is also building its inventories of brewing ingredients and packaging materials during December 1999 to have on hand on December 31, 1999 sufficient inventories to support production scheduled for January 2000. For certain ingredients and packaging materials that cannot be stored on site in quantities sufficient to support January 2000 production requirements, Genesee Brewing Company has received written assurances from the suppliers of such materials that they will have inventory available to Genesee Brewing Company on December 31, 1999 sufficient to meet Genesee Brewing Company’s January 2000 production requirements.

The Corporation’s Foods Division has developed contingency plans to address the failure of any critical vendors or a significant number of customers to achieve year 2000 readiness. These contingency plans are designed to prevent or mitigate the impact on the Foods Division’s business from the failure by such third parties to achieve year 2000 readiness. These contingency plans include establishing alternative sources of supply; stockpiling of certain critical supplies; implementing stand-by manual order entry, delivery and billing systems; and monitoring customer orders, maintaining production schedules, finished goods, and other inventories to minimize the possibility of product shortages from a failure to achieve year 2000 readiness.

Year 2000 Risks

The Corporation believes that it has achieved year 2000 readiness with its internal systems, but at this time is unable to assure year 2000 readiness of all third parties. The failure to achieve year 2000 readiness by any third party with which the Corporation or any of its subsidiaries has a material business relationship could result in the disruption of normal business activities. Risks inherent with the year 2000 problem could occur if there is an interruption of needed supplies and services, including energy, telecommunications and information exchange suppliers. In a worst case scenario, this could interrupt or prevent the Corporation’s businesses from producing and selling their products or receiving

GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

payment from customers. Based on the state of the Corporation’s year 2000 readiness, the contingency plans developed of the Corporation and its subsidiaries and the assurance received from third parties with which the Corporation has material relationships, the Corporation does not believe that a failure to achieve year 2000 readiness is likely to have a material adverse affect on the Corporation’s results of operations, liquidity or financial condition.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability to implement strategic alternatives which successfully address the declining sales and operating losses reported by the Genesee Brewing Company; the inability of Genesee Brewing Company and its distributors to develop and execute effective marketing and sales strategies for Genesee Brewing Company’s products; the potential erosion of sales revenues and profit margins through continued price stagnation, increased discounting or a higher proportion of sales in lower margin Multipaks; the continuation of declining sales for the specialty beer category; the continuing shift in consumer preference away from Honey Brown Lager; uncertainties due to the intensely competitive, stagnant nature of the beer industry; demographic trends and social attitudes that can reduce beer sales; the continued growth in the popularity of import and nationally advertised beers; increases in the cost of aluminum, paper packaging and other raw materials; the Corporation’s inability to reduce manufacturing and overhead costs of its brewing and foods businesses to more competitive levels; changes in significant laws and government regulations affecting sales, advertising and marketing of malt beverage products; significant increases in federal, state or local beer or other excise taxes; the potential impact of beer industry consolidation at both the brewer and distributor levels; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food product producers that might adversely affect sales of private label products; continued price promotion by the major side dish brand which is adversely impacting sales of the Foods Division’s private label side dish products; continued price competition from low cost imported iced tea producers and the possibility that the Foods Division may not be able to source sufficient supply of low price sugar to produce a price competitive private label iced tea product; the possibility that the Corporation’s Foods Division might experience delays, difficulties or unanticipated expenses in integrating TKI Foods and Spectrum Foods; the possibility that the Foods Division might experience delays, difficulties or unanticipated expenses in the relocation of its operations to Medina, New York; the possibility that the Foods Division might not achieve the expected synergies from the integration and relocation of all operations into a single facility; the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne’s lease portfolio matures; and the risk that computer systems of the Corporation, its subsidiaries and their significant suppliers or customers may not be year 2000 compliant.

GENESEE CORPORATION

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation’s annual meeting of Class A shareholders was held on October 21, 1999. At the annual meeting, shareholders elected Stephen B. Ashley (by a vote of 173,979 shares For and 7,226 shares withheld) and John L. Wehle Jr. (by a vote of 173,782 shares For and 7,423 shares withheld) to serve as directors until the annual meeting of shareholders in 2001. The terms of office of William A. Buckingham, Gary C. Geminn, Samuel T. Hubbard, Jr. and Charles S. Wehle continued after the annual meeting of shareholders.

At the annual meeting, Class A shareholders also approved (a) by a vote of 127,947 shares For and no shares against, a proposal to amend the Corporation’s By-Laws and (b) by a vote of 171,760 shares For and 9,207 shares against, a proposal to amend the Genesee Corporation 1992 Stock Plan, which proposal had previously been adopted by the Corporation’s Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits. The following exhibits are attached to this report:

Exhibit 3-1 - Amended By-Laws

Exhibit 10-1 - Amended 1992 Stock Plan

Exhibit 10-2 - Employment Agreement with certain executive officers

(b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on September 3, 1999 to report the election of a new senior Vice President and Chief Financial Officer, an employment reduction by its Genesee Brewing Company subsidiary and a newspaper report that the Corporation was reviewing strategic alternatives for its brewing business. The Corporation filed a report on Form 8-K on October 6, 1999 to report that the Corporation’s controlling shareholder, Chief Executive Officer and Chairman of its Board of Directors had surgery and would be undergoing post-operative cancer therapy. The Corporation filed a report on Form 8-K on December 3, 1999 to report that the Corporation is continuing to evaluate strategic alternatives for its brewing business.

GENESEE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE CORPORATION

Date: 12/10/99 /s /Samuel T. Hubbard, Jr.

Samuel T. Hubbard, Jr.

President and Chief Operating Officer

Date: 12/10/99 /s / John B. Henderson

John B. Henderson

Senior Vice President and Chief Financial Officer

GENESEE CORPORATION

EXHIBIT INDEX

Exhibit Number Exhibit Page

3-1 Amended By-Laws 27 – 36

10-1 Amended 1992 Stock Plan 37 – 42

10-2 Employment agreement with M.C. 43– 51
Atseff dated September 2, 1999.
Substantially identical agreements were
executed with J.B. Henderson,
G.C. Geminn, M.W. Leunig and
W.A. Neilson

EXHIBIT 3-1

BY-LAWS

OF

GENESEE CORPORATION

Approved March 12, 1968 and amended October 20, 1969, March 10, 1971, March 10, 1975, September 4, 1975, October 21, 1976, August 31, 1977, March 6, 1986, October 23, 1986, June 4, 1987, September 11, 1987, September 13, 1997, June 17, 1999, and October 21, 1999.

Certified to be a true and correct copy of the By-laws in effect as of October 21, 1999.

Mark W. Leunig

Secretary

Dated: October 21, 1999

GENESEE CORPORATION

BY-LAWS

Article I

Shareholders

Section 1. Annual Meeting: An annual meeting of shareholders for the election of directors and the transaction of other business shall be held on such day in the month of October in each year and at such time on such day as shall be fixed by the Board of Directors of the Corporation not later than 10 days before the meeting.

Section 2. Special Meetings: Special meetings of the shareholders may be called by the Board of Directors, by the Chairman of the Board of Directors, and by any person(s) entitled to vote 25% or more of the outstanding shares of the Corporation’s Class A Common Stock. Such meetings shall be held at such time as may be fixed in the call and stated in the notice of meeting.

(Amended by approval of Shareholders, 10/21/99)

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

Section 7. Executive and Other Committees of Directors: The Board of Directors, by resolution adopted by a majority of the entire Board, may designate from among its members an Executive Committee consisting of three or more directors and may designate from among its members other committees each consisting of two or more directors, and each of which, to the extent provided in the resolution, shall have all the authority of the Board, except that no such committee shall have authority as to matters vested solely in the Board by law.

(Amended by approval of Board of Directors, 10/21/99)

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

EXHIBIT 10-1

Approved by Board of Directors September 13, 1999

Approved by Shareholders October 21, 1999

GENESEE CORPORATION

1992 STOCK PLAN

As Amended in October 1999

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

Subject to the provisions of the Plan, the Committee shall possess the authority, in its discretion (a) to determine the employees of the Corporation or its subsidiaries to whom, and the time or times at which, options and awards shall be granted, and the number and class of shares to be subject to each option or award, and to provide a limitation on the number of shares included within the option or award that may be purchased by the optionee or granted to an awardee during any annual (or other stated) period; (b) to interpret the Plan; (c) to make and amend rules and regulations relating thereto; (d) to prescribe the form and conditions of option and award agreements; and (e) to make all other determinations necessary or advisable for the administration of the Plan. The Committee’s determinations shall be conclusive and binding. The Committee shall have no discretion as to Outside Director’s Options as set forth in Section 5A hereof.

All grants and awards under the Plan are intended to comply with Rule 16b-3 and any grant or award, insofar as it does not so comply, shall be deemed ineffective and shall be construed as to so comply, except as otherwise determined by the Committee.

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

4. SHARES AVAILABLE

An aggregate of 300,000 shares of the Class A Common Stock (par value fifty cents) or the Class B Common Stock (par value fifty cents) shall be available for grants of options or awards of stock bonuses under the Plan. Such shares may be authorized and unissued shares or may be treasury shares. If an option or stock bonus expires, terminates, is canceled without being exercised or is forfeited or becomes not payable, new options or stock bonuses may be thereafter granted or awarded covering such shares. No person shall receive grants of options totaling more than 100,000 shares in the aggregate under the Plan.

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

(c) Options Nontransferable. Unless otherwise determined by the Committee, each option by its terms shall not be transferable by the optionee otherwise than by will or the laws of descent and distribution, and shall be exercisable, during his lifetime, only by the optionee.

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

(i) Limit on Grants. Each option must be granted within ten years from the date of the Plan’s adoption or the date the Plan is approved by shareholders, whichever is earlier.

(j) Termination of Employment. If the employment of an optionee terminates for any reason other than death or disability, the option may be exercised by him at any time prior to the earlier of the expiration date of the option or the expiration of three months after the date of termination, but only if, and to the extent that, he was entitled to exercise the option at the date of such termination. Notwithstanding the foregoing, an option may not be exercised after termination of employment if the Committee determines that the termination of employment of such optionee resulted from willful acts, or failure to act, by the optionee detrimental to the Corporation or any of its subsidiaries. The Committee shall determine whether an authorized leave of absence shall constitute a termination of employment for purposes of this Plan. If an optionee’s employment terminates by reason of disability (within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986) or death, his option may be exercised at any time prior to the earlier of the expiration of the option or the expiration of one year following the date employment terminated due to disability or death. If after termination of employment but before the expiration of the earlier of the option period or the three months period, the optionee dies, the option shall continue to be exercisable only for the remainder of either such period (whichever is shorter) and the one year period shall not be applicable.

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

5A. OUTSIDE DIRECTOR’S OPTIONS

(a) Outside Director’s Options. Subject to the limitation in Section 5A(j), an option to purchase 1,000 shares of Class B Common Stock ("Outside Director’s Options") (as may be adjusted pursuant to Section 7) shall be granted automatically to each member of the Board of Directors of the Corporation who is not otherwise an officer or employee of the Corporation or its subsidiaries ("Outside Director"). The first Outside Director’s Options shall be granted to each Outside Director immediately following the meeting of the Board at which this Section 5A is added to the Plan subject to the approval of shareholders at the next following annual meeting of the Corporation’s shareholders. The grant of Outside Director’s Options shall continue each year immediately following the annual meeting of the Corporation’s shareholders until and including the annual meeting of the Corporation’s shareholders in the year 2002. Any Outside Director who is elected to the Board after the above grants commence shall also automatically receive an option to purchase 1,000 shares of Class B Common Stock each year for the number of years remaining until and including the annual meeting of the Corporation’s shareholders in the year 2002, beginning with the annual meeting of the Corporation’s shareholders at which the director is elected or the meeting of the Corporation’s shareholders next following the election if the election is by the Board.

(b) General. Each Outside Director’s Option granted under the Plan shall be evidenced by an agreement (an "Agreement") duly executed on behalf of the Corporation and by the director to whom such Outside Director’s Option is granted and dated as of the applicable date of grant. Each Agreement shall be signed on behalf of the Corporation by an officer or officers delegated such authority by the Committee using manual signature. Each Agreement shall comply with and be subject to the terms and conditions of the Plan. Any Agreement may contain such other terms, provisions and conditions not inconsistent with the Plan or this Section 5A as may be determined by the Committee, so long as the "disinterestedness" requirement of Section 2 is not compromised. All Outside Director’s Options granted under the Plan shall be non-qualified stock options.

(c) Outside Director’s Option Exercise Price. The exercise price per share for an Outside Director’s Option shall be the fair market value determined as of the date of grant by taking the mean between the highest and lowest quoted selling prices on that date. If there were no sales on the date of grant, fair market value shall be determined by taking the weighted average of the means between the highest and lowest sales on the nearest date before and the nearest date after the valuation date, in accordance with the Estate Tax Regulations, 26 CFR § 20.2031-2.

(d) Exercise. Outside Director’s Options shall be exercisable immediately upon grant and are exercisable in whole or in part, at any time from time to time, until the expiration or termination of their term in accordance with Section 5A(f) by giving written notice of exercise, signed by the person exercising the Outside Director’s Option, to the Secretary of the Corporation at the principal office of the Corporation specifying the number of shares of Common Stock as to which the Outside Director’s Option is then being exercised together with payment of the full exercise price for the number of shares of Common Stock to be purchased. The date both such notice and payment are received by the office of the Corporate Secretary of the Corporation shall be the date of exercise of the Outside Director’s Option as to such number of shares. Notwithstanding any provision to the contrary, no Outside Director’s Option may at any time be exercised with respect to a fractional share.

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

(f) Term of Outside Director’s Options. Each Outside Director’s Option shall expire five (5) years from its date of grant, but shall be subject to earlier termination as follows:

(i) In the event of the termination of an Outside Director’s Option holder’s service as a Director, by reason of the removal of the Director (by the shareholders, the Board of Directors or otherwise), the then-outstanding Outside Director’s Options of such holder (whether or not then exercisable) shall automatically expire on (and may not be exercised on) the effective date of such termination.

(ii) In the event of the termination of an Outside Director’s Option holder’s service as a Director by reason of retirement or total and permanent disability, the then-outstanding Outside Director’s Options of such holder shall become exercisable, to the full extent of the number of shares of Common Stock remaining covered by such Outside Director’s Options, and each such Outside Director’s Option shall expire one year after the date of such termination or on the stated expiration date, whichever is earlier. For purposes of this Section, the phrase "by reason of retirement" means (a) mandatory retirement pursuant to Board policy or (b) termination of service by deciding not to stand for re-election.

(iii) In the event of the death of an Outside Director’s Option holder while such holder is a Director, the then-outstanding Outside Director’s Options of such holder shall become exercisable, to the full extent of the number of shares of Common Stock remaining covered by such Outside Director’s Options, and each such Outside Director’s Option shall expire one year after the date of death of such optionee or on the stated grant expiration date, whichever is earlier. Exercise of a deceased holder’s Outside Director’s Options that are still exercisable shall be by the estate of such holder or by the person or persons to whom the holder’s rights have passed by will or the laws of descent and distribution.

(iv) In the event of the termination of an Outside Director’s Option holder’s service as a Director for any reason other than as described in Sections 5A(f)(i)-(iii), including without limitation, resignation, the then outstanding Outside Director’s Options of such holder shall become exercisable, to the full extent of the number of shares of Common Stock remaining covered by such Outside Director’s Options, and each such Outside Director’s Option shall expire three (3) months after the effective date of such termination or on the stated grant expiration date, whichever is earlier.

(g) Limitation of Rights. Neither the recipient of an Outside Director’s Option under the Plan nor the recipient’s successor or successors in interest shall have any rights as a shareholder of the Corporation with respect to any shares of Common Stock subject to an Outside Director’s Option granted to such person until the date of issuance of a stock certificate for such shares of Common Stock.

(h) Limitation as to Directorship. Neither the Plan, nor the granting of an Outside Director’s Option, nor any other action taken pursuant to the Plan shall constitute or be evidence of any agreement or understanding, express or implied, that an Outside Director has a right to continue as a Director for any period of time or at any particular rate of compensation.

(i) Limitation on Awards to Outside Directors. Notwithstanding any provision to the contrary, an Outside Director shall not be entitled to receive or participate in any grant or award under the Plan other than Outside Director’s Options which are granted to such Outside Director pursuant to Section 5A(a) and meet all of the requirements of Section 5A applicable thereto.

(j) Curtailment of Outside Director’s Options. Notwithstanding any provision to the contrary, no Outside Director’s Option shall be granted pursuant to Section 5A(a) on a date when the number of shares of Common Stock authorized and then available for issuance pursuant to the Plan is less than the aggregate number of such shares which would be issuable pursuant to Outside Director’s Options otherwise required to be granted on such date.

(k) Conflicting Provisions. In the event of any conflict between a provision of this Section 5A and a provision in any other section of the Plan with respect to Outside Director’s Options, such provision of this Section 5A shall be deemed to control. Except in the case of conflict, however, provisions in other sections are applicable.

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

9. AMENDMENT AND DISCONTINUANCE

This Plan may be amended, modified or terminated by the shareholders of the Corporation or by the Board of Directors, except that the Board may not (i) amend the Plan more than once every six months to change the amount, price or timing of Director’s Options or (ii) without approval of the shareholders, materially increase the benefits accruing to participants under the Plan, increase the maximum number of shares as to which options or awards may be granted under the Plan, change the minimum option price, change the class of eligible employees, extend the period for which options or awards may be granted or exercised, or cause options or awards granted under the Plan to fail to meet the requirements of Rule 16b-3. No amendment, modification, or termination of the Plan may, without the written consent of an employee to whom any option or restricted award shall theretofore have been granted, adversely affect the rights of such employee under such option or restricted award.

10. EFFECTIVE DATE

The effective date of the Plan shall be the earlier of the date the Plan is adopted by the Board of Directors or the date the Plan is approved by shareholders, so long as the latter date is within twelve months of the former date.

11. NAME OF PLAN

The name of the Plan shall be Genesee Corporation 1992 Stock Plan.

EXHIBIT 10-2

EMPLOYMENT AGREEMENT

THIS AGREEMENT made by and between GENESEE CORPORATION, together with its subsidiaries ("Genesee"), and MICHAEL C. ATSEFF ("Executive"), on the 2nd day of September, 1999 (the "Effective Date").

R E C I T A L S :

A. Genesee wishes to employ Executive.

B. Executive wishes to accept employment with Genesee.

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth below, the parties agree as follows:

1. Employment. Genesee hereby agrees to employ Executive and Executive hereby agrees to be employed by Genesee upon the terms and conditions hereinafter set forth.

2. Duties. Executive shall serve as the Vice President- Controller of Genesee, and shall perform the duties for such position established by the by-laws of Genesee, the customary duties of such position and such other commensurate duties as may be assigned from time to time by, and shall report to, the Senior Vice President and Chief Financial Officer of Genesee Corporation. Executive shall devote all of Executive’s working time and attention and best efforts to the business of Genesee and shall perform Executive’s duties in a diligent, effective and loyal manner.

3. Compensation. Executive shall be compensated for all services to be rendered pursuant to this Agreement, as follows:

(a) Beginning October 1, 1999, and during the Initial Term of this Agreement, Genesee shall pay Executive a base salary of no less than Executive’s current annual salary (the "Base Salary"). The Base Salary shall be paid to Executive in accordance with the normal payroll practices of Genesee.

(b) The President of Genesee in conjunction with Genesee’s Management Continuity Committee ("MCC") shall review Executive’s salary following expiration of the Initial Term, and may modify Executive's Base Salary in accordance with its established policies and procedures. Notwithstanding the foregoing, Executive’s salary following the Initial Term shall not be set in an amount less than ninety percent (90%) of the Base Salary.

  In addition to the Base Salary, Executive shall be

eligible to receive an annual bonus (the "Annual Bonus") upon the achievement of certain goals as agreed upon in advance between Executive and Genesee for each fiscal year of Genesee up to a maximum of _ thirty-five__ ( 35%) of his Base Salary. The MCC shall have sole and absolute discretion to determine whether an Annual Bonus will be awarded for any fiscal year. Up to fifty percent (50%) of any declared bonus may be paid in the form of Genesee stock, as determined by the MCC. Any Annual Bonus approved by the MCC shall be due and payable within ninety (90) days after the end of the Company’s fiscal year for which such bonus was awarded.

(d) Long Term Incentive.

(i) In addition to the Base Salary and the Annual Bonus, Genesee hereby grants to the Executive the option to purchase from Genesee, subject to the terms and conditions of this Section 3(d) and Genesee’s 1992 Stock Plan (the "Plan"), the number of shares of Genesee Class B common stock at the purchase price per share, all as approved by the MCC on September 2, 1999 (the "Options"), such options to be exercised as hereinafter provided:

  The aggregate number of Options that the

Executive may exercise as of any date may not exceed the number of Options in which he is vested as of that date, reduced by the number of Options previously exercised by the Executive. In the event of any change in the outstanding shares of Genesee Class B common stock by reason of any stock dividend, split, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the number of Options awarded to the Executive shall be equitably adjusted by the MCC to preserve the benefits of this Agreement to the Executive, as determined by the MCC.

(B) Any election by the Executive to exercise Options shall be made in writing, shall be signed by the Executive, shall specify the date as of which the exercise is to occur, shall be filed with the Secretary of Genesee prior to the date the exercise is to occur and shall be in such form, and shall contain such information, as the Secretary may reasonably require. The filing of the Executive’s election to exercise the Options shall be deemed to have occurred on the date it is received by the Secretary of Genesee or, if sent to the Secretary by registered mail, postage pre-paid, return receipt request, the date on which it is sent.

(C) Payment of Option Price. At the time of any exercise, the purchase price of the shares as to which this option is being exercised shall be paid: (a) in cash or by check; (b) by delivery of shares of Genesee Common Stock registered in the name of the Executive, duly assigned to Genesee, and having a fair market value on the exercise date equal to the purchase price; (c) by delivery of instructions to Genesee to withhold from the shares that would otherwise be issued on the exercise that number of whole shares having a fair market value equal to the purchase price; or (d) by a combination of the foregoing. Any shares delivered to Genesee in payment of the purchase price shall be deemed to have a value per share equal to the fair market value of the shares on the date the shares are delivered to Genesee.

(ii) The Executive shall be vested in one quarter (1/4) of the Options as of the Effective Date. The Executive shall become vested in the remaining Options in accordance with the following vesting schedule:

  One quarter of the Options shall

  become vested when Genesee’s Class B Common Stock trades at or above $30 per share for ten days during any period of thirty consecutive Trading Days (as defined below).

  One quarter of the Options shall

  become vested when Genesee’s Class B Common Stock trades at or above $35 per share for ten days during any period of thirty consecutive Trading Days.

  The final quarter of the Options shall

become vested when the Genesee’s Class B Common Stock trades at or above $40 per share for ten days during any period of thirty consecutive Trading Days. A "Trading Day" is defined as any day on which at least one trade of Genesee’s Class B Common Stock is reported on the NASDAQ National Market System.

Notwithstanding the foregoing, all of the remaining Options shall immediately vest and become exercisable upon a Sale of the Company or upon the circumstances provided in Sections 7(d) and (e).

  As used herein, "Sale of the Company" shall

mean that any of the following circumstances have occurred:

  Any "person" (as such term is used in

Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) is or becomes the "beneficial owner" (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of ninety percent (90%) or more of the outstanding common stock of Genesee excluding those shares owned or controlled by direct descendants of John L. Wehle, trusts established by Elizabeth R. Wehle and under the Wills of Louis A. Wehle and John L. Wehle and any trustees thereunder (collectively, the "Wehle Shares").

(B) Stockholders of Genesee approve and there is closed a (1) tender offer, merger or consolidation of Genesee with any other "person" (defined above) in which any "person" acquires more than ninety percent (90%) of Genesee’s outstanding common stock other than the Wehle Shares; or (2) sale or disposition by Genesee and it subsidiaries (other than Ontario Foods, Incorporated) of more than eighty-five percent (85%) of the fair market value of their assets and the net proceeds are distributed to creditors and stockholders.

(iv) Unless terminated earlier in accordance with the terms of this Agreement, the Options shall expire on September 1, 2008 (Expiration Date).

(v) The Executive shall have no rights as a shareholder with respect to any shares for which he is granted an option until the date of issuance to the Executive of a stock certificate for such shares and no adjustment shall be made for any dividends or other rights the record date for which is prior to the date such stock certificate is issued.

(vi) The Executive may not elect to exercise any Options after the date occurring after the forty-fifth (45th) day following the last day of the Term. Any Options that have not been exercised as of 5:00 p.m. on such forty-fifth (45th) day shall be automatically forfeited and of no further force or effect as of and after such time. In cases of termination due to disability, Sale of the Company or termination without cause, Options under this provision may be exercised within 120 days of termination. In the case of death of the Executive, Options may be exercised by a representative of the Executive’s estate within 120 days of death. An Executive who is discharged for cause shall have no right to exercise Options after termination.

  The Executive may not sell, assign, pledge or

  transfer, other than by law of descent and distribution, any Options, and any Options and any rights under this Agreement shall not be subject to the claims of creditors of the Executive other than Genesee.

  General Restrictions. Genesee shall not be

  required to deliver any certificate upon the exercise of any Options until it has been furnished with such opinion, representation or other document as it may reasonably deem necessary to insure compliance with any law or regulation of the Securities and Exchange Commission or any other governmental authority having jurisdiction over Genesee or the shares subject to such Options. The Options are also subject to the requirement that if at any time the Board of Directors of Genesee shall determine, in its discretion, that the listing, registration or qualification of the shares subject to the Options upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of the Options or the issue or purchase of shares hereunder, the Options shall not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors of Genesee.

  Plan Controls. The Executive hereby

acknowledges receipt of a copy of the Plan or the availability of a copy of the Plan, and agrees to be bound by all of the terms and provisions thereof including any which may conflict with those contained in this Agreement.

(x) Non-Incentive Options: Pursuant to the provisions of the Genesee Corporation 1992 Stock Plan, the stock options granted in this section are deemed to be non-incentive stock options.

4. Benefits.

(a) Executive shall be provided with the following benefits:

(i) Four (4) weeks of paid vacation per fiscal year, or such greater period as may be approved from time to time by Genesee. In the event that the full vacation is not taken in any year due to the work commitments of Executive, Executive may elect to either accumulate such vacation and carry it over to the following year or receive payment (at Executive's pro-rated Base Salary) for unused vacation days. Upon any termination or resignation of Executive, Executive will be entitled to be paid the value of any accrued or accumulated vacation time;

(ii) Paid holidays, personal days, sick time, health care coverage, life insurance and other benefits as customarily provided to other comparable employees of Genesee;

(iii) The Executive shall be entitled to participate in all non-stock or non-equity based employee benefit plans or arrangements made available to all of Genesee’s senior management or key employees from time to time, subject to and on a basis consistent with the terms, conditions and overall administration of such plan or arrangement. Such plans and arrangements shall include, without limitation, all pension and retirement plans, supplemental pension and retirement plans, savings and profit sharing plans, life insurance policies, officers and directors policies, life insurance plans, medical and health insurance plans, disability plans, dental plans, health and accident plans or similar plans or arrangements. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the Base Salary or any other obligation payable to the Executive pursuant to this Agreement. The Executive expressly acknowledges that he shall not be entitled to, and he shall not participate on a going forward basis in, Genesee’s 1986 Incentive Bonus Plan, Genesee’s Stock Bonus Program or Incentive Stock Option Plan or any other stock or equity based program adopted by Genesee or any subsidiary as of and after the date hereof. Benefits currently vested or otherwise available under the terms of the aforementioned plans will continue to be vested or available as the plans allow, including without limitation, the unissued balance of shares awarded on June 17, 1999, under the Stock Bonus Program.

(iv) Upon the submission of supporting documentation by the Executive, Genesee shall reimburse the Executive for all reasonable expenses actually paid or incurred by the Executive in the course of and pursuant to the business of Genesee, including expenses for travel and entertainment.

(b) Executive's eligibility for any benefit provided herein shall be subject to Executive's compliance with the reasonable requests of any insurance company providing any of the benefits specified herein to Genesee’s employees. Executive agrees to submit to any medical examination and to provide and complete any documentation (including medical records) required by any such insurance company. All benefits provided for hereunder are taxable to Executive to the extent required by applicable tax laws.

5. Term of Employment. The Initial Term of Executive's employment pursuant to this Agreement shall be for two (2) years, commencing on the Effective Date. The Term of this Agreement shall automatically renew for successive periods of one (1) year each, unless one party shall give the other party notice to the contrary at least ninety (90) days prior to the expiration of the Initial Term or the then current term (the Initial Term, together with all such renewals being the "Term").

6. Termination.

(a) Termination Events. The Executive’s employment under this Agreement may be terminated upon the occurrence of any of the following circumstances by the indicated party:

(i) Death. Automatically upon the Executive’s death.

(ii) Disability. By Genesee, if, as a result of the Executive’s incapacity due to physical or mental illness ("Permanent Disability"), the Executive shall be unable to substantially perform Executive’s duties under this Agreement for three (3) consecutive months as determined by a medical doctor retained by Genesee, and if within ninety (90) days after written Notice of Termination (defined below) is given (which notice may only be given after the end of such three (3) month period), the Executive shall not have returned to the performance of his duties under this Agreement.

(iii) For Cause. By Genesee, for Cause. For purposes of this Agreement, "Cause" shall mean (A) neglect, refusal or inability by the Executive to substantially perform his duties under this Agreement (other than any such failure resulting from the Executive’s incapacity due to Permanent Disability), after a demand for substantial performance is delivered to the Executive by the President or the MCC stating the manner in which Genesee believes the Executive has not substantially performed his duties, and the Executive shall have failed to resume substantial performance of such duties within sixty (60) days of receiving such demand, (B) the engaging by the Executive in criminal conduct (including embezzlement and criminal fraud), (C) the commission by the Executive of a felony or a misdemeanor, (D) any misappropriation of funds or material damage to the property or businesses of Genesee or any of its affiliates by the Executive or (E) the material breach of Section 8 of this Agreement by the Executive.

(iv) Without Cause. By Genesee without Cause upon written notice to the Executive of its election to do so.

(v) Voluntary Termination. By the Executive other than due to the Executive’s death or Permanent Disability ("Voluntary Termination"), upon at least four (4) weeks notice.

(vi) Sale of the Company. By Genesee upon the Sale of the Company.

(b) Notice of Termination. Any termination of the Executive’s employment by Genesee or by the Executive shall be communicated by written Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the provision in this Agreement relied upon to terminate the Term. The Executive may not give a Notice of Termination for Voluntary Termination more than thirty (30) days prior to the Date of Termination (defined below) stated therein.

(c) Date of Termination. "Date of Termination" shall mean (i) if the Executive’s employment is terminated by his death, the date of his death, (ii) if the Executive’s employment is terminated for Permanent Disability, ninety (90) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties during such ninety (90) day period), (iii) if the Executive’s employment is terminated by Genesee for Cause, without cause or upon Sale of the Company, the date specified in the Notice of Termination after the expiration of any cure periods, if applicable, (iv) if the Executive’s employment is terminated as a result of his Voluntary Termination, the date set forth in the Executive’s Notice of Termination (but not beyond the then expiration date of the Term), and (v) if the Executive’s employment is terminated for any other reason, the date on which a Notice of Termination is given after the expiration of any cure periods. Notwithstanding anything to the contrary in this Agreement, the Term shall expire upon the Date of Termination.

7. Compensation Upon Termination or During Disability.

(a) Death. If the Executive’s employment shall be terminated by reason of his death, Genesee shall pay to such person as the Executive shall have designated in a notice filed with Genesee, or, if no such person shall have been designated, to his estate, (i) any unpaid amounts of his Base Salary or declared Annual Bonus and accrued vacation pay prior to the Date of Termination, and (ii) any payments the Executive’s spouse, beneficiaries or estate may be entitled to receive pursuant to any pension or Executive benefit plan, life insurance policy or other plan, program or policy then maintained or provided by Genesee, or any other agreement between the Executive and Genesee. The payments and other benefits described in this Section 7(a) are hereinafter referred to as the "Termination Benefits".

(b) Disability. During any period that the Executive fails to perform his duties hereunder as a result of incapacity due to physical or mental illness, the Executive shall continue to receive his full Base Salary until the Executive’s employment is terminated pursuant to Section 6 hereof. The Executive shall continue to be paid in bi-monthly installments an amount equal to his Base Salary at the rate in effect at the time Notice of Termination is given until the later of twenty-seven (27) weeks after the Date of Termination or the expiration of the Term, less any disability payments otherwise payable by or pursuant to plans provided by Genesee. In addition, Genesee shall pay to the Executive the Termination Benefits.

(c) For Cause. If the Executive’s employment shall be terminated by Genesee for Cause, Genesee shall pay the Executive the Termination Benefits.

(d) Termination by Genesee Without Cause. If Genesee terminates the Executive’s employment other than for Cause, upon Death or Permanent Disability, then all Options shall immediately vest and Genesee shall pay the Executive a lump sum payment equal to the annual base salary amount in effect on the date of termination less any disability payments he receives under the Genesee disability policy.

(e) Termination by Genesee Upon Sale of the Company.

If Genesee terminates the Executive’s employment as a result of the Sale of Genesee, then all Options shall immediately vest and the Company shall pay the Executive the Termination Benefits and a lump sum payment equal to the annual Base Salary amount in effect on the date that the Sale of the Company has been completed.

(f) Voluntary Termination by the Executive. If the Executive’s employment with Genesee is terminated by his Voluntary Termination, then Genesee shall pay the Executive the Termination Benefits.

(g) Payment of Termination Benefits and Other Amounts.

All Termination Benefits and lump sum payments shall be due and payable within forty-five (45) days after the Date of Termination. Upon making such payments, Genesee shall have no further liability hereunder, other than for the installment payments pursuant to Sections 7(b) and (d).

8. Restrictive Covenants.

(a) Certain Activities During Employment. Except with the prior written consent of the MCC and the President, the Executive will not during the Term undertake or engage in any other employment, occupation or business enterprise other than one in which he is an inactive investor. This provision shall not be deemed to preclude (i) the Executive from serving on the Board of Directors of a reasonable number of other corporations upon the advance notice to the President, or (ii) membership in professional societies or trade associations or lecturing or the acceptance of honorary positions, in all cases, that are incidental to his employment by Genesee and which are not adverse or antagonistic to Genesee, its business or prospects, financial or otherwise. The Executive will also not acquire, assume or participate in, directly or indirectly, any position, investment or interest adverse or antagonistic to Genesee, its business or prospects, financial or otherwise, or take any action towards any of the foregoing. Further, during the Term, except on behalf of Genesee or its subsidiaries, the Executive will not, directly or indirectly, whether as an officer, director, Executive, stockholder, partner, proprietor, associate, representative or otherwise, become or be interested in any other person, corporation, firm, partnership or other entity whatsoever which directly competes with Genesee, in any part of the world, in any line of business engaged in (or which Genesee has made plans to be engaged in) by Genesee; provided, however, that anything above to the contrary notwithstanding, Executive may own, as an inactive investor, securities of any competitor corporation, so long as his holdings in any one such corporation shall not in the aggregate constitute more than one percent (1%) of the voting stock of such corporation.

(b) Unauthorized Disclosure. During the Term and for a two (2) year period thereafter, the Executive shall not, without the written consent of the Board or a person authorized thereby, disclose to any person, other than an employee of Genesee (or its subsidiaries) or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an employee of Genesee, any confidential information obtained by him while in the employ of Genesee with respect to any of Genesee’s customers, suppliers, creditors, lenders or investment bankers or methods of brewing, distribution or marketing; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by Genesee.

(c) Non-Solicitation of Employees. While employed by Genesee and for a period of two (2) years thereafter if Executive receives the payment by Genesee provided for in paragraph 7(d) above, the Executive shall not, directly or indirectly, for himself or for any other person, firm, corporation, partnership, association or other entity, attempt to employ or enter into any contractual arrangement with any employee or former employee of Genesee, unless such employee or former employee has not been employed by Genesee for a period in excess of six (6) months.

(d) Books and Records. All books, records, accounts and similar repositories of confidential information of Genesee, whether prepared by the Executive or otherwise coming into the Executive’s possession, shall be the exclusive property of Genesee and shall be returned immediately to Genesee upon termination of this Agreement or upon the Board’s or President’s request at any time.

(e) Injunction. It is recognized and hereby acknowledged by Genesee and the Executive that a breach by the Executive of any of the agreements contained in this Section 8 may cause irreparable harm or damage to Genesee, or its subsidiaries, the monetary amount of which may be virtually impossible to ascertain. As a result, the Executive and Genesee agree that Genesee and any of its subsidiaries shall be entitled to an injunction issued by any court of competent jurisdiction enjoining and restraining any and all violations of such agreements by the Executive or his associates, affiliates, partners or agents, and that such right to an injunction shall be cumulative and in addition to whatever other remedies Genesee may possess.

9. General Terms.

(a) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their personal representatives, and permitted successors and assigns. A "successor" of Genesee includes any entity which succeeds to the operations or assets of Genesee, whether by merger, asset transfer, change of control or otherwise.

(b) Assignment. This Agreement may not be assigned, in whole or in part, by any party hereto without the prior written consent of the other party, except such consent shall not be required with respect to any "successor" of Genesee.

(c) Entire Agreement. This Agreement contains the entire understanding between or among the parties hereto and supersedes any prior understanding, memoranda or other written or oral agreements between or among any of them respecting the within subject matter. There are no representations, agreements, arrangements or understandings, oral or written, between or among any of the parties relating to the subject matter of this Agreement which are not fully expressed herein.

(d) Modifications; Waiver. No modification or waiver of this Agreement or any part hereof shall be effective unless in writing and signed by the party or parties sought to be charged therewith. No waiver of any breach or condition of this Agreement shall be deemed to be a waiver of any other or subsequent breach or condition, whether of like or different nature. No waiver of any breach or condition of this Agreement by or with respect to any party hereto shall be deemed to be a waiver of the same breach or condition with respect to any other party hereto. No course of dealing between or among any of the parties hereto will be deemed effective to modify, amend or discharge any part of their Agreement or the rights or obligations of any party hereunder.

(e) Partial Invalidity. If any provision of this Agreement shall be held invalid or unenforceable by competent authority, such provision shall be construed so as to be limited or reduced to be enforceable to the maximum extent compatible with the law as it shall then appear. The total invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

(f) Notices. Unless otherwise provided in this Agreement, any notice or other communication required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given (i) upon hand delivery, or (ii) on the third day following delivery to the U.S. Postal Service as certified or registered mail, return receipt requested and postage prepaid, or (iii) on the first day following delivery to a nationally recognized United States overnight courier service, fee prepaid, return receipt or other confirmation of delivery requested. Any such notice or communication shall be delivered or directed to a party at its address set forth above or at such other address as may be designated by a party in a notice given to all other parties hereto in accordance with the provisions of their paragraph.

(g) Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York pertaining to contracts made and to be wholly performed within such state, without taking into account conflicts of laws principles.

(h) Effect of Termination. Unless otherwise specifically agreed in writing, the terms of Paragraphs 7, 8 and 9 shall survive any termination, cancellation, repudiation or rescission of this Agreement, and under such circumstances Executive and the Company may continue to enforce such terms as if this Agreement were otherwise in full force and effect.

(i) Headings. The headings contained in this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

(j) Fair Meaning. This Agreement shall be construed according to its fair meaning, the language used shall be deemed the language chosen by the parties hereto to express their mutual intent, and no presumption or rule of strict construction will be applied against any party hereto.

  Gender. Whenever the context may require, any

  pronoun used herein shall include the corresponding masculine, feminine or neuter forms and the singular of nouns, pronouns and verbs shall include the plural and vice versa.

  Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, and all of said counterparts together shall constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of September 2, 1999.

GENESEE CORPORATION

By: /s/ Samuel T. Hubbard, Jr.

Samuel T. Hubbard, Jr.

President

The Executive

/s/ Michael C. Atseff

Michael C. Atseff