Form 10-Q
period 2000-01-29
GENESEE CORP
filed 2000-03-10
CIK 40934

> Index to Exhibits at page 22

>SECURITIES AND EXCHANGE COMMISSION

>WASHINGTON, D.C.

>FORM 10-Q

>

>[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

>For the quarterly period ended January 29, 2000

> OR

>[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

> EXCHANGE ACT OF 1934

>For the transition period from to

> Commission File Number 0 - 1653

> GENESEE CORPORATION

> (Exact name of registrant as specified in its charter)

> STATE OF NEW YORK 16-0445920

> (State or other jurisdiction of (I.R.S. Employer

> incorporation or organization) Identification No.)

> 445 St. Paul Street, Rochester, New York 14605

> (Address of principal executive offices) (Zip Code)

>Registrant’s telephone number, including area code (716) 546-1030

>Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

>As of the date of this report, the Registrant had the following shares of common stock outstanding:

> >Class	>Number of Shares Outstanding
>Class A Common Stock (voting), par value $.50 per share	> >209,885
>Class B Common Stock (non-voting), par value $.50 per share	>1,410,312

>

>

>

>

>

>

>

>

>

GENESEE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 29, 2000 and May 1, 1999

	UNAUDITED	AUDITED
(Dollars in Thousands)	January 29, 2000	May 1, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 5,850	$ 5,836
Marketable securities available for sale	7,834	7,964
Trade accounts receivable, less allowance for doubtful receivables
of $235 at January 29, 2000 and $478 at May 1, 1999	4,077	10,222
Inventories, at lower of cost (first-in, first-out) or market	9,645	16,414
Deferred income tax assets, current portion	0	397
Other current assets	230	751
Total current assets	27,636	41,584

Net property, plant and equipment	12,197	37,040
Investment in and notes receivable from unconsolidated real estate partnerships	5,252	5,343
Investments in direct financing and leveraged leases	25,190	28,285
Goodwill and other intangibles net of accumulated amortization of $2,766 at
January 29, 2000 and $1,747 at May 1, 1999	27,071	28,280
Other assets	2,898	3,421
Net assets held for disposal - noncurrent	11,900	0
Total assets	$ 112,144	$ 143,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$ 0	$ 3,000
Notes payable, current portion	82	82
Accounts payable	1,534	8,421
Income taxes payable	0	1,215
Federal and state beer taxes payable	0	1,354
Accrued compensation	390	3,505
Accrued postretirement benefits, current portion	0	731
Accrued expenses and other	1,337	5,374
Deferred income tax liabilities, current portion	1,051	0
Net liabilities held for disposal - current	1,854	0
Total current liabilities	6,248	23,682

Notes payable, noncurrent portion	6,265	4,679
Deferred income tax liabilities, noncurrent portion	10,090	8,251
Accrued postretirement benefits, noncurrent portion	0	15,332
Other liabilities	471	493
Total liabilities	23,074	52,437

Minority interests in consolidated subsidiaries	2,588	2,479
Shareholders' equity:
Class A common stock	105	105
Class B common stock	753	753
Additional paid-in capital	5,847	5,856
Retained earnings	83,347	85,692
Accumulated other comprehensive (loss)/income	(169)	77
Less: Class B treasury stock, at cost	(3,401)	(3,446)
Total shareholders' equity	86,482	89,037

Total liabilities and shareholders' equity	$ 112,144	$ 143,953

See accompanying notes to consolidated financial statements.

>

GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF EARNINGS AND COMPREHENSIVE INCOME
Thirteen Weeks Ended January 29, 2000 and January 30, 1999

(Dollars in Thousands,
Except Per Share Data)		UNAUDITED
	2000	1999
		As Restated

Revenues	$ 11,927	$ 11,972

Cost of goods sold	9,223	8,627

Gross profit	2,704	3,345

Selling, general and administrative expenses	1,685	2,029

Operating income	1,019	1,316

Investment income	245	250
Other income	461	3,533
Interest expense	(146)	(235)
Interest of minority partners in earnings of
Subsidiaries	(231)	(216)

Earnings from continuing operations before income taxes	1,348	4,648

Income tax expense	620	1,958

Earnings from continuing operations	728	2,690

Discontinued operations:
Loss from operations of the discontinued brewing segment
(less applicable income tax benefit of $ 363 and $ 799, respectively)	(426)	(939)

Net earnings	302	1,751

Other comprehensive income, net of income taxes:
Unrealized holding losses arising during the period	(85)	(20)

Comprehensive income	$ 217	$ 1,731

Basic and diluted earnings per share from continuing operations	$ 0.45	$ 1.66
Basic and diluted loss per share from discontinued operations	(0.26)	(0.58)
	$ 0.19	$ 1.08

Weighted average common shares outstanding	1,620,197	1,618,909
Weighted average and common equivalent shares	1,620,483	1,618,909

See accompanying notes to consolidated financial statements.

>

GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF EARNINGS AND COMPREHENSIVE INCOME
Thirty Nine Weeks Ended January 29, 2000 and January 30, 1999

(Dollars in Thousands,
Except Per Share Data)		UNAUDITED
	2000	1999
		As Restated

Revenues	$ 35,539	$ 33,127

Cost of goods sold	28,464	24,318

Gross profit	7,075	8,809

Selling, general and administrative expenses	5,091	5,502

Operating income	1,984	3,307

Investment income	680	1,659
Other income	718	3,615
Interest expense	(438)	(395)
Interest of minority partners in earnings of
subsidiaries	(821)	(710)

Earnings from continuing operations before income taxes	2,123	7,476

Income tax expense	977	3,287

Earnings from continuing operations	1,146	4,189

Discontinued operations:
Loss from operations of the discontinued brewing segment
(less applicable income tax benefit of $ 1,525 and $ 1,612, respectively)	(1,790)	(1,892)

Net (loss)/earnings	(644)	2,297

Other comprehensive income, net of income taxes:
Unrealized holding losses arising during the period	(246)	(508)

Comprehensive (loss)/income	$ (890)	$ 1,789

Basic and diluted earnings per share from continuing operations	$ 0.71	$ 2.59
Basic and diluted loss per share from discontinued operations	(1.10)	(1.17)
	$ (0.39)	$ 1.42

Weighted average common shares outstanding	1,619,952	1,618,754
Weighted average and common equivalent shares	1,619,952	1,618,952

See accompanying notes to consolidated financial statements.

>

>

GENESEE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty Nine Weeks Ended January 29, 2000 and January 30, 1999

	UNAUDITED
(Dollars in thousands)	2000	1999
		As Restated
Cash flows from operating activities:
Net earnings from continuing operations	$ 1,146	$ 4,189
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	2,031	1,319
Gain on disposition of assets	0	0
Deferred tax provision	0	0
Other	1,607	1,884
Changes in non-cash assets and liabilities:
Trade accounts receivable	(497)	(1,048)
Inventories	1,420	(1,877)
Other assets	15	(115)
Accounts payable	(791)	(128)
Accrued expenses and other	(1,344)	931
Income taxes payable	(1,215)	904
Other liabilities	(2)	(1,372)

Net cash provided by continuing operating activities	2,370	4,687
Net cash provided by discontinued operations	1,666	1,855
Net cash provided by operating activities	4,036	6,542

Cash flows from investing activities:
Acquisitions, net of cash acquired	0	(18,826)
Capital expenditures	(3,417)	(2,690)
Proceeds from sale of marketable securities	2,418	10,319
Purchases of marketable securities and other investments
Investments in and advances to unconsolidated	(2,262)	82
real estate investments, net of distributions	91	200
Net investment in direct financing and leveraged leases	3,095	4,814
Withdrawals by minority interest	(712)	(513)

Net cash used in continuing investing activities		(6,614)
Net cash used in discontinued operations	(120)	(1,776)
Net cash used in investing activities	(907)	(8,390)

Cash flows from financing activities:
Proceeds from acquisition of debt	1,700	7,780
Principal payments on debt	(3,114)	0
Payment of dividends	(1,701)	(2,266)
Net cash (used in) provided by financing activities	(3,115)	5,514

Net increase in cash and cash equivalents	14	3,666

Cash and cash equivalents at beginning of the period	5,836	2,692

Cash and cash equivalents at end of the period	$ 5,850	$ 6,358

See accompanying notes to consolidated financial statements.

>

>GENESEE CORPORATION

>

>

>Notes to Consolidated Financial Statements

>NOTE (A) Planned Divestiture of the Corporation’s Brewing Business

> On December 16, 1999 the Corporation’s brewing business entered into an agreement with the owners of City Brewing Company to sell substantially all of its assets. In accordance with generally accepted accounting principles ("GAAP"), the results of operations of the brewing business have been segregated from the Corporation’s continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive income and in the consolidated statements of cash flows. The results of operations for the brewing business were as follows:

>

	>Thirteen weeks ended		>Thirty nine weeks ended
>(Dollars in thousands)	>January 29, 2000	>January 30, 1999	>January 29, 2000	>January 30, 1999

>Revenue	>$ 25,973	> $ 29,760	>$ 91,158	>$ 103,164
>Less Beer Taxes	> (5,371)	> (6,303)	> (19,024)	> (22,290)

>Net Revenue	> 20,602	> 23,457	> 72,134	> 80,874

>Loss from discontinued operations, net of tax benefit before non-recurring restructuring charge	> > > (426)	> > > (939)	> > > (834)	> > > (1,892)
>Non-recurring restructuring charge, net of tax benefit	> 0	> 0	> (956)	> 0
>
>Loss from discontinued operations, net of taxes	> > (426)	> (939)	> (1,790)	> (1,892)

>GENESEE CORPORATION

>

>

>Notes to Consolidated Financial Statements

>NOTE (A) Planned Divestiture of the Corporation’s Brewing Business (continued)

> The net assets of the brewing business have been excluded from their respective captions and reported as net assets (liabilities) held for disposal in the accompanying consolidated balance sheet at January 29, 2000. The net assets of the brewing business at January 29, 2000 were as follows:

>

>(Dollars in thousands)

>Accounts receivable, net	>$ 3,848
>Inventory	> 5,252
>Net deferred income tax asset, current portion	> 1,448
>Other current assets	> 447
>Accounts payable	> (4,392)
>Federal and state beer taxes payable	> (453)
>Accrued compensation	> (2,998)
>Accrued postretirement benefits, current portion	> (731)
>Accrued expenses and other	> (3,350)
>Accrued restructuring	> (925)

> Net liabilities held for disposal – current	> (1,854)

>Net property, plant and equipment	> 24,109
>Net deferred income tax asset, noncurrent portion	> 2,861
>Other assets	> 381
>Accrued postretirement benefits, noncurrent portion	> (15,332)
>Other liabilities	> (119)

> Net assets held for disposal – noncurrent	> 11,900

>

>

>NOTE (B) The Corporation's consolidated financial statements enclosed herein are unaudited with the exception of the Consolidated Balance Sheet at May 1, 1999 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report to shareholders for the year ended May 1, 1999. It is the Corporation’s policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

> Certain reclassifications of the January 30, 1999 financial statements have been made to reflect the Company’s fiscal 2000 discontinued operations which are planned to be divested by the end of fiscal 2000 (as discussed in Note A above.)

>GENESEE CORPORATION

>

>

>Notes to Consolidated Financial Statements

>NOTE (C) Inventories of continuing operations are summarized as follows:

>Dollars in thousands
>January 29, 2000 May 1,1999
>Finished goods	>$ 4,415	>$ 6,292
>Goods in process	> 0	>1,445
>Raw materials, containers and packaging supplies	>5,230	>8,677
>Total inventories	>$ 9,645	>$ 16,414

>

>NOTE (D) The Corporation’s consolidated balance sheet includes a mortgage payable with a remaining principal amount due of $4.7 million, collateralized by certain land, buildings and equipment. The mortgage payable bears interest at a fixed rate of 6.49% per annum and requires payments of principal and interest through 2008. The principal payable for each fiscal year through the year ending May 1, 2004 is, respectively, $82,000, $88,000, $93,000, $100,000 and $106,000.

> In addition, the Corporation has a $10 million line of credit, which bears interest at LIBOR plus 70 basis points. This line of credit expires in April 2000. At January 29, 2000, $10 million was available for use under this instrument.

> In addition, the Corporation has a $1.7 million term note payable, which bears interest at LIBOR plus 100 basis points for an effective rate of 6.25%. Maturity of this note is eight years from draw down of funds, which is November 2007. At January 29, 2000, $1.6 million was outstanding and $0 was available for use under this instrument.

>GENESEE CORPORATION

>

>Notes to Consolidated Financial Statements

>

>NOTE (E) Restructuring Charge

>In the second quarter of fiscal 2000, the Corporation’s brewing business (see Note A) recorded a restructuring charge of $1,771,000. This restructuring charge is related to costs associated with a work force reduction whereby approximately 50 positions were eliminated as of January 29, 2000. Also included in this restructuring charge are costs associated with a discontinued package configuration. The remainder of the employee severance and termination benefits and other employee related costs will be paid prior to the end of fiscal 2000.

>

>The restructuring charge and its utilization are summarized as follows:

Description	Fiscal 2000 Charge	Utilized through 3rd Qtr.	To be utilized in future
Employee severance and termination benefits	$ 1,357,000	$ 491,000	$ 866,000
Other employee related costs	77,000	18,000	59,000
Discontinued package costs	337,000	337,000	0

Total	$ 1,771,000	$ 846,000	$ 925,000

>

>NOTE (F) Segment Reporting

> With the planned divestiture of its brewing business (see Note A), the Corporation has three operating reportable segments: food processing, leasing and real estate, and corporate. The food processing segment produces dry side dish, bouillon, soup, drink mix and instant iced tea products under private label for many of the country’s largest supermarket chains. The leasing and real estate segment leases construction, transportation, and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties. The corporate segment retains the Corporation’s investments in marketable securities generating investment income as well as supporting corporate costs.

> The Corporation evaluates performance based on operating income or loss and earnings before income taxes.

> Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues and the Corporation’s international revenues are not significant.

> The Corporation’s reportable segments, other than corporate, are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

>GENESEE CORPORATION

>

>Notes to Consolidated Financial Statements

>NOTE (F) Segment Reporting (continued)

>Financial information for the Corporation’s operating reportable segments is as follows:

		Leasing
	Food	And		Discontinued
For the thirteen week period Ended January 29, 2000	Processing	Real Estate	Corporate	Operations	Eliminations	Consolidated
Net revenues from external customers	$ 11,218	$ 709	$ -		$ -	$ 11,927
Depreciation and amortization	703	-	-		-	703
Operating income/(loss)	542	625	(148)			1,019
Investment income	-	92	533		(380)	245
Earnings/(loss) before income taxes	277	882	526		(337)	1,348
Identifiable assets	54,140	34,349	11,755	11,900	-	112,144
Capital expenditures	810	-	-		-	810

For the thirteen week period Ended January 30, 1999
Net revenues from external customers	$ 11,134	$ 838	$ -		$ -	$ 11,972
Depreciation and amortization	538	-	-		-	538
Operating income/(loss)	693	787	(164)		-	1,316
Investment income	21	78	702		(551)	250
Earnings/(loss) before income taxes	473	3,985	2,878		(2,688)	4,648
Identifiable assets	55,453	37,777	3,382	50,512		147,124
Capital expenditures	6	-	-		-	6

(Dollars in thousands)

>GENESEE CORPORATION

>

>Notes to Consolidated Financial Statements

>NOTE (F) Segment Reporting (continued)

>

> Financial information for the Corporation’s operating reportable segments is as follows:

		Leasing
	Food	And		Discontinued
For the thirty nine week period Ended January 29, 2000	Processing	Real Estate	Corporate	Operations	Eliminations	Consolidated
Net revenues from external customers	$ 33,060	$ 2,479	$ -		$ -	$ 35,539
Depreciation and amortization	2,031	-	-		-	2,031
Operating income/(loss)	254	2,262	(532)			1,984
Investment income	-	250	1,631		(1,201)	680
Earnings/(loss) before income taxes	(595)	2,253	(1,292)		1,757	2,123
Identifiable assets	54,140	34,349	11,755	11,900	-	112,144
Capital expenditures	3,417	-	-		-	3,417

For the thirty nine week period Ended January 30, 1999
Net revenues from external customers	$ 30,520	$ 2,607	$ -		$ -	$ 33,127
Depreciation and amortization	1,319	-	-		-	1,319
Operating income/(loss)	1,608	2,463	(764)		-	3,307
Investment income	21	243	3,045		(1,650)	1,659
Earnings/(loss) before income taxes	1,131	4,990	3,873		(2,518)	7,476
Identifiable assets	55,453	37,777	3,382	50,512	-	147,124
Capital expenditures	2,690	-	-		-	2,690

(Dollars in thousands)

>

>GENESEE CORPORATION

>

>

>Notes to Consolidated Financial Statements

>

>NOTE (G) Supplemental Cash Flow Information

>

> Cash paid for taxes was $44,000 and $67,000 for the thirteen week period ended January 29, 2000 and January 30, 1999, respectively; cash paid for interest was $146,000 and $235,000 for the thirteen week period ended January 29, 2000 and January 30, 1999, respectively.

>

> Cash paid for taxes was $1,529,000 and $771,000 for the thirty nine week period ended January 29, 2000 and January 30, 1999, respectively; cash paid for interest was $438,000 and $395,000 for the thirty nine week period ended January 29, 2000 and January 30, 1999, respectively.

>

>

>NOTE (H) Subsequent Event – Chief Executive Officer’s Retirement Agreement

> On March 2, 2000 the Corporation entered into a retirement agreement with its Chief Executive Officer. Under this agreement, the Corporation will pay retirement benefits that will result in a one-time pre-tax charge against fourth quarter 2000 earnings from continuing operations of approximately $1.2 million.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

> This financial review should be read in conjunction with the accompanying consolidated financial statements and contains management’s discussion and analysis of the Corporation’s results of operations and liquidity. The discussion of operating results and liquidity and capital resources for fiscal 2000 and fiscal 1999 excludes the discontinued brewing business discussed in Note (A) to the accompanying consolidated financial statements.

>CONTINUING OPERATIONS

>Comparison of 13 weeks ended January 29, 2000 to 13 weeks ended January 30, 1999

> Consolidated net revenues from continuing operations for the thirteen weeks ended January 29, 2000 were $11.9 million, a decrease of $45,000 from consolidated net revenues reported for the same period last year, primarily due to lower lease revenue at Genesee Ventures, Inc.

> On a consolidated basis, the Corporation reported operating income from continuing operations of $1.0 million, which was an decrease of $297,000 as compared to the same period last year, also due primarily to the lower lease revenue at Genesee Ventures, Inc. and a result of expenses incurred by the Foods Division related to the transitioning of production to the Medina, New York facility.

> On a consolidated basis, the Corporation reported earnings from continuing operations of $728,000, or $.45 basic and diluted earnings per share, in the third quarter this year, compared to earnings from continuing operations of $2.7 million, or $1.66 basic and diluted earnings per share, for the same period last year. This decrease in earnings from continuing operations is primarily related to a $3.4 million pre-tax gain realized by Genesee Ventures, Inc. in 1999 from the sale of its investment in Lloyd’s Food Products, Inc. during the third quarter of fiscal 1999, partially offset by significant expenses incurred by the Foods Division related to the transitioning of production to the Medina, New York facility.

> The Corporation reported a net loss from discontinued operations of $426,000, net of a tax benefit of $363,000, or ($.26) basic and diluted loss per share for the third quarter of fiscal 2000, compared to a net loss from discontinued operations of $939,000, net of a tax benefit of $799,000, or ($.58) basic and diluted loss per share for the same period last year.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

>Foods Division

Net sales for the Foods Division were $11.2 million in the third quarter of fiscal 2000, compared to $11.1 million for the third quarter last year.

Gross profit for the Foods Division decreased $512,000 to $2.0 million in the third quarter of fiscal 2000, compared to $2.5 million for the third quarter last year. The decrease in gross profit was primarily attributable to $477,000 of expenses incurred by the Foods Division in the third quarter of fiscal 2000 in transitioning production to the Medina, New York facility that the Foods Division acquired in October 1998.

The consolidation of all operations at a single location, which is substantially complete, is expected to generate efficiencies and cost savings for the Foods Division going forward.

The Foods Division’s selling, general and administrative expenses decreased $296,000 to $1.4 million in the third quarter of fiscal 2000 compared to the same period last year. This decrease is primarily a result of the elimination of duplicate administrative expenses of TKI Foods, Inc.

The Foods Division recorded operating income of $542,000 in the third quarter of fiscal 2000, which was $151,000 less than the operating income reported in the third quarter last year primarily as a result of expenses incurred by the Foods Division related to the transitioning of production to the Medina, New York facility.

> Other expense increased $47,000 to $266,000 in the third quarter of fiscal 2000 as compared to the same period last year.

>

>

>Genesee Ventures

>

> Genesee Ventures, Inc., the Corporation’s equipment leasing and real estate investment subsidiary, reported operating income of $625,000 for the third quarter of fiscal 2000, which was $162,000 less than the third quarter of fiscal 1999. This decrease was primarily a result of reduced lease revenue associated with the maturation of certain leases that were not renewed or replaced.

> During the third quarter of fiscal 2000, Genesee Ventures recorded $407,000 that was associated with the sale of Genesee Venture’s investment in Lloyd’s Food Products, Inc. during fiscal 1999. The initial gain of $3.4 million on the sale was recorded during the third quarter of fiscal 1999.

>In August 1999, the Corporation approved a plan to wind down its equipment leasing business in light of changes in many of the factors that influenced the Corporation’s decision to invest in equipment leasing. These factors include changes in the Corporation’s capital requirements, changes in the competitive conditions in the equipment leasing business, a reduction in the tax advantages generated by Cheyenne Leasing Company as a result of lower operating income from the Corporation’s brewing business, and a decision by the Corporation’s co-venturer in Cheyenne Leasing Company to phase out its involvement in the equipment leasing business.

>

> Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company’s operating income is expected decline as the remaining leases in Cheyenne’s portfolio mature. The final leases are expected to mature during 2007.

>

>

>

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

> Operations (continued)

>

>Comparison of 39 weeks ended January 29, 2000 to 39 weeks ended January 30, 1999

> Consolidated year-to-date net revenues from continuing operations were $35.5 million, an increase of $2.4 million from consolidated net revenues reported for the same period last year, due to increased sales by the Corporation’s Foods Division.

>On a consolidated basis, the Corporation reported operating income from continuing operations of $2.0 million, which was a decrease of $1.3 million as compared to the same period last year, due primarily to costs associated with transitioning of production to the Medina, New York facility that the Foods Division acquired in October 1998.

> On a consolidated basis, the Corporation reported year-to-date earnings from continuing operations of $1.1 million, or $.71 basic and diluted earnings per share, compared to earnings from continuing operations of $4.2 million, or $2.59 basic and diluted earnings per share, for the same period last year. This decrease in earnings is primarily a result of the $3.4 million gain realized in the third quarter of fiscal 1999 from the sale of Genesee Ventures, Inc.’s investment in Lloyd’s Food Products, Inc.

> The Corporation reported a year-to-date net loss from discontinued operations of $1.8 million, net of a tax benefit of $1.5 million, or ($1.10) basic and diluted loss per share for the third quarter of fiscal 2000, compared to a year-to-date net loss from discontinued operations of $1.9 million, net of a tax benefit of $1.6 million, or ($1.17) basic and diluted loss per share for the same period last year.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

> Operations (continued)

>

>Foods Division

>

> Net sales for the Foods Division were $33.1 million in the first three quarters of fiscal 2000, compared to $30.5 million for the same time period last year. The increase in net sales was primarily attributable to $4.0 million in year-to-date sales of artificial sweeteners and other private label food products of TKI Foods, Inc. and Spectrum Foods, Inc., which were acquired by the Corporation during the second quarter of fiscal 1999. Partially offsetting the increase in net sales was lower than expected sales of iced tea mix and side dishes due to competitive pressure from branded label competitors.

> Side dish sales continued to be adversely affected by heavy promotional activity by the major branded side dish producer. This promotional pricing has reduced the price spread between the branded side dish line and the Foods Division’s private label side dishes, making the private label product less attractive to consumers. In addition, another major branded food producer recently introduced a new line of side dish products that will compete with both the existing brand leader and the Foods Division’s private label side dish line. This new side dish brand is being introduced with heavy promotional support and is expected to increase the competitive pressure on the Foods Division’s private label business.

> Revenues and profit margins from iced tea mix sales declined, largely as a result of previously reported efforts by a large Canadian sugar refiner to displace the Foods Division’s private label iced tea mix in key chain accounts. Although the Foods Division has not lost any key accounts, it had to reduce iced tea pricing to retain them. In addition, the overall decline of this mature category resulted in lower unit sales in the first three quarters. The challenges facing the Foods Division’s iced tea and side dish business are normal competitive pressures that affect products in the mature stage of their life cycle. These expected product maturity factors underscore the Foods Division’s strategy to expand its product offerings either through acquisition or internally developed new products.

> The addition of bouillon and artificial sweeteners to the Foods Division’s product line has helped to offset lower iced tea mix and side dish sales. However, the Foods Division’s sweetener business faces a potential competitive threat from the decision by the major producer of branded artificial sweeteners to introduce a line of private label artificial sweeteners, targeting many of the Foods Division’s key chain accounts. The Foods Division reduced its sweetener prices to counter this potential threat, which is expected to reduce revenues and profit margins from the sweetener business. It is not clear what long term impact this new private label sweetener line will have on the Foods Division’s sweetener business because the producer announced on February 4, 2000 that it had reached an agreement to sell its packaged sweetener business which could impact the efforts to displace the Foods Division from key accounts.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

> Operations (continued)

> Gross profit for the Foods Division decreased $555,000 to $5.6 million in the first three quarters of fiscal 2000, compared to $6.2 million for the same time period last year. The decrease in gross profit was attributable to lower sales of iced tea mix, side dishes, bouillon and artificial sweeteners. Also contributing to the decrease in gross profit was $1.5 million of expenses incurred by the Foods Division in the first three quarters of fiscal 2000 in transitioning production to the Medina, New York facility that the Foods Division acquired in October 1998. The consolidation of all operations at a single location, which is substantially complete, is expected to generate efficiencies and cost savings for the Foods Division going forward.

> The Foods Division’s selling, general and administrative expenses decreased $54,000 in the first three quarters of fiscal 2000 compared to the same period last year.

The Foods Division recorded operating income of $254,000 in the first three quarters of fiscal 2000, which was $1.3 million less than the operating income reported in the first three quarters of last year which was a result of the transitioning expenses mentioned above.

>Other expense increased $374,000 to $850,000 in the first three quarters of fiscal 2000 as compared to the same period last year. This increase is primarily the result of $221,000 of interest expense on the mortgage and term loan pertaining to the Medina facility.

>Genesee Ventures

> Genesee Ventures, Inc., the Corporation’s equipment leasing and real estate investment subsidiary, reported operating income of $2.3 million for the first three quarters of fiscal 2000, which was $201,000 less than the first three quarters of fiscal 1999. The lower income for Genesee Ventures, Inc. was primarily the result of reduced lease revenue as certain leases mature and are not renewed or replaced during the wind down of Cheyenne Leasing Company.

>In August 1999, the Corporation approved a plan to wind down its equipment leasing business in light of changes in many of the factors that influenced the Corporation’s decision to invest in equipment leasing, including changes in the Corporation’s capital requirements, changes in the competitive conditions in the equipment leasing business, a reduction in the tax advantages generated by Cheyenne Leasing Company as a result of lower operating income from the Corporation’s brewing business, and a decision by the Corporation’s co-venturer in Cheyenne Leasing Company to phase out its involvement in the equipment leasing business.

> Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company’s operating income is expected to decline as the remaining leases in Cheyenne’s portfolio mature.

> Genesee Ventures, Inc. earnings before taxes decreased $2.7 million to $2.3 million as compared to $5.0 million for the same period last year. The decrease in earnings was primarily due to the $3.4 million gain recognized in the third quarter of fiscal 1999 associated with the sale of Genesee Ventures’ investment in Lloyd’s Food Products, Inc. offset by a $602,000 gain recognized during the first three quarters of fiscal 2000 which was also associated with the sale of the Lloyd’s Food Products, Inc. investment.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

> Operations (continued)

>

>LIQUIDITY AND CAPITAL RESOURCES (from continuing operations)

> Cash and cash equivalents and marketable securities showed very little change from May 1, 1999 to January 29, 2000. Cash and cash equivalents totaled $5.8 million at January 29, 2000 and at May 1, 1999. Marketable securities totaled $7.8 million at January 29, 2000 and $8.0 million at May 1, 1999.

>

> Net trade accounts receivable decreased by $6.1 million of which $6.6 million relates to the discontinued brewing business which is included in the balance at May 1, 1999. The increase of $440,000 from the May 1, 1999 balance is primarily attributable to increased sales volume at the Foods Division.

> Inventories decreased by $6.8 million, of which $5.4 million relates to the discontinued brewing business and is included in the balance at May 1, 1999. Inventories were further decreased by $1.4 million, which is the result of a concerted effort by the Foods Division’s management to reduce inventory levels of that subsidiary.

> Net property, plant and equipment decreased by $24.8 million, of which $26.9 million relates to the discontinued brewing business which is included in the balance at May 1, 1999. The remaining increase by $2.1 million from May 1, 1999 to January 29, 2000 is primarily a result of capital additions to the Foods Division facility in Medina, New York as well as other Foods Division acquisitions of property, plant and equipment being offset by normal depreciation and amortization of such assets.

> Investments in direct financing and leveraged leases decreased $3.1 million from May 1, 1999 as a result of a large number of leases maturing and not being replaced with new leases as Cheyenne Leasing Company is not actively seeking new leasing opportunities and is in a wind down phase.

> Current liabilities decreased $17.4 million, of which $14.0 million relates to the discontinued brewing business which is included in the balance at May 1, 1999. The remaining $3.4 million decrease in current liabilities is the result of the satisfaction of the $3.0 million line of credit that was paid down in the third quarter of fiscal 2000, $792,000 less in accounts payable due to timing of payments, $1.2 million less in income taxes payable due to significant estimated tax payments being made during the second quarter of fiscal 2000, $1.4 million less in accrued compensation and other accrued expenses due to certain accrued amounts related to the acquisition of TKI Foods, Inc. having been paid off during the first three quarters of fiscal 2000, offset by approximately $3.0 million of discontinued operation balance sheet reclassifications related to deferred income tax liabilities and net liabilities held for disposal.

> Notes payable increased $1.6 million net of repayments due to the draw down of funds on a multiple disbursement term note, which is being used for renovation of the Foods Division’s new production facility in Medina, New York.

> The Corporation is re-evaluating its capital resources in light of its decision to sell the assets of its brewing business and the decision to wind down its equipment leasing business. Until this evaluation is completed, the Corporation is not actively searching for new acquisition opportunities for its Foods Division, instead devoting resources to completing the transition of the Foods Division to its Medina, New York production facility and internal development of new private label products and extensions of existing product lines.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

> Operations (continued)

> In connection with the decision to sell the assets of its brewing business and the wind down of its equipment leasing business, the Corporation is evaluating its projected cash flows, capital resources and liquidity requirements. As part of this assessment, the Corporation’s Board of Directors is reviewing the Corporation’s dividend policy to determine whether shareholder value would be enhanced by a change in the Corporation’s current policy of regular and special dividend payments.

>

>Year 2000

> The year 2000 issue was the result of computer hardware and software systems and other equipment with embedded chips or processors that used only two digits rather than four to represent the year. Time-sensitive software could have recognized a date using "00" as the year 1900 rather than 2000. These systems could have failed to operate or could have been unable to process data accurately as a result of this flaw. The year 2000 issue could have arisen at any point in the supply chain, manufacturing process, distribution channels or information systems of the Corporation, its subsidiaries and third parties with which it does business.

> The Corporation assembled a task force and developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various manufacturing, distribution and administration activities would be Year 2000 compliant and operational on a timely basis. The plan also included an assessment process to determine that the Corporation’s significant customers and suppliers would also be Year 2000 compliant.

> The Corporation utilized both internal and external resources to achieve Year 2000 preparedness. The total cost to the Corporation and its subsidiaries for Year 2000 preparedness was approximately $1.7 million. The Corporation and its subsidiaries encountered no difficulties associated with the Year 2000 issue and did not have to activate any of their Year 2000 contingency plans. The Corporation does not anticipate any substantive problems related to this issue going forward.

>GENESEE CORPORATION

>Item 2. Management's Discussion and Analysis of Financial Condition and Results of

> Operations (continued)

>Forward-Looking Statements

> This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability to complete or the delay in the sale of the brewing business on satisfactory terms; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food product producers that might adversely affect sales of private label products; continued price promotion by the major side dish brand which is adversely impacting sales of the Foods Division’s private label side dish products; continued price competition from low cost imported iced tea producers and the possibility that the Foods Division may not be able to source sufficient supply of low price sugar to produce a price competitive private label iced tea product; the possibility that the Foods Division might not achieve the expected synergies from the integration of TKI Foods and Spectrum Foods and relocation of all operations into a single facility in Medina New York; and the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne’s lease portfolio matures.

>GENESEE CORPORATION

>PART II. OTHER INFORMATION

>Item 6. Exhibits and Reports on Form 8-K

  >Exhibits. The following exhibit is attached to this report:

>Exhibit 10-1 - Severance Agreement and General Release with C.S. Wehle.

> Exhibit 10-2 - Employment Agreement with S.T. Hubbard, Jr.

>(b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on December 17, 1999 to report the announcement of an agreement by Genesee Brewing Company to sell substantially all of its assets to the owners of City Brewing Company.

>

>Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

> GENESEE CORPORATION

>Date: 03/09/00 /s /Samuel T. Hubbard, Jr.

> Samuel T. Hubbard, Jr.

> President and Chief Executive Officer

>

>

>Date: 03/09/00 /s / John B. Henderson

> John B. Henderson

> Senior Vice President and Chief Financial Officer

>

> GENESEE CORPORATION

EXHIBIT> INDEX

>Exhibit Number Exhibit Page

>10-1 Severance Agreement and General Release 23

>dated December 15, 1999 between the

> Corporation and Charles S. Wehle

>10-2 Employment Agreement dated December 15, 1999 26

>between the Corporation and Samuel T. Hubbard, Jr.

>

>Severance Agreement and General Release

In recognition of the many years of dedicated service Charles S. Wehle has rendered to Genesee Corporation and its wholly owned subsidiary The Genesee Brewing Company, Inc. (hereinafter referred to collectively as "Genesee"), and in recognition of his substantial contributions to the growth and success of Genesee, the parties wish to enter into the following Severance Agreement and General Release.

Charles S. Wehle (the "Executive") will resign as President of The Genesee Brewing Company, Inc. on January 15, 2000 but will continue to be employed by Genesee on an interim basis, rendering services as needed from time to time. On May 15, 2000, Executive will terminate active employment with Genesee.

I. Compensation and Benefits. The following payments and benefits shall be provided to Executive:

A. Base Salary. Executive’s current base salary of $206,000 will be paid through May 15, 2000.

B. Retirement Incentive Payments. In exchange for Executive’s general release, as described in section III of this Agreement, Genesee will make the following retirement incentive payments to Executive:

1. $250,000, less the amount of normal salary paid from January 15, 2000 through May 15, 2000, to be paid on May 15, 2000;

2. $250,000 to be paid on January 1, 2001.

C. Perquisites. Executive shall be entitled to all existing perquisites through May 15, 2000.

D. Taxation. Executive acknowledges and agrees that all payments made to Executive pursuant to this Agreement are gross amounts, subject to applicable federal and state tax withholding and reporting, as required.

II. Employee Benefit Plans. This Agreement shall not affect the amount of Executive’s vested benefits under the employee benefit plans in which he participates. In accordance with the plan terms, Executive shall be treated as an active employee under the benefit plans in which he participates until May 15, 2000. After Executive terminates active employment on May 15, 2000, he shall be treated as a retired participant under the benefit plans, including the Genesee Corporation 1992 Stock Plan ("Stock Option Plan"), and he shall be entitled to all the rights of a retired participant under the terms of those plans.

A. Profit Sharing Plan. Executive will participate in the Genesee Corporation Profit Sharing Retirement Plan through the plan year ending April 30, 2000.

B. Executive Benefit Plans. Executive will continue to participate as an active employee in the following executive benefit plans, according to the terms of those plans, until May 15, 2000:

1. Genesee Corporation 1986 Incentive Bonus Plan ("Incentive Bonus Plan");

2. Genesee Corporation Stock Bonus Incentive Program ("Stock Bonus Plan");

3. Genesee Corporation Benefit Restoration Plan ("Benefit Restoration Plan"); and

4. Stock Option Plan.

C. Welfare Benefit Plans.

1. Life Insurance. Executive may participate in the Group Life Insurance Plan until May 15, 2000. Thereafter, Executive may convert his group policy at his own expense.

2. Medical, Dental, and Disability Plans. Executive may participate in Genesee’s medical, dental, and disability plans as an active employee until May 15, 2000.

III. General Release.

A. Release. In exchange for Genesee entering into this Agreement and making the payments referred to above, Executive waives and releases any and all rights or claims that he has against Genesee, its affiliated companies, or any of their respective officers, directors, agents, employees, successors or assigns. The rights and claims so waived and released shall include, but are not limited to, those arising under local, state and federal statutory or common law (including claims of breach of contract and wrongful discharge), and any law relating to sex, age, race, religious, handicap, or national origin discrimination (including, but not limited to, any claims under the Age Discrimination in Employment Act (ADEA), Title VII of the Civil Rights Act of 1964, the New York Human Rights Law, and the Employee Retirement Income Security Act (ERISA)).

B. Knowing and Voluntary Waiver. Executive is advised to consult with an attorney prior to executing this Agreement. By signing this Agreement, Executive acknowledges that he was afforded a period of at least twenty-one (21) days within which to consider this Agreement, that he has had sufficient opportunity to consult with the advisors of his choice, and that he has freely, knowingly, and voluntarily entered into this Agreement.

IV. Other Terms of the Agreement.

A. Indemnification. Genesee shall indemnify Executive for services rendered to Genesee to the full extent provided by law. Genesee shall reimburse all costs and attorney’s fees incurred by Executive in connection with such indemnification matters.

B. Disparaging Remarks. Executive agrees not to make disparaging remarks about Genesee, its products, or employees, provided that he shall not be prevented from speaking truthfully about Genesee. Genesee agrees to not make disparaging remarks about Executive, but it reserves the right to speak truthfully concerning Executive.

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

D. Revocation. Executive may revoke this Agreement during the seven (7) days following the execution of this Agreement. Unless revoked, this Agreement shall become effective and enforceable on the eighth day after it is executed by Executive.

/s/ Charles S. Wehle December 15, 1999 .

Charles S. Wehle (Date)

Genesee Corporation

By:

/s/ Samuel T. Hubbard, Jr. December 15, 1999 .

Samuel T. Hubbard, Jr. (Date)

President and Chief Operating Officer

EMPLOYMENT AGREEMENT

This EMPLOYMENT AGREEMENT (the "Agreement") effective as of June 18, 1999 (the "Effective Date"), between GENESEE CORPORATION, a New York corporation (the "Genesee"), THE GENESEE BREWING COMPANY, INC., a New York corporation (the "Brewery" and together with Genesee, the "Company"), and SAMUEL T. HUBBARD, JR. (the "Executive").

PRELIMINARY STATEMENTS:

A. The Genesee Board of Directors (the "Board") and its Management Continuity Committee (the "MCC") have approved the engagement of the Executive as Genesee’s President and Chief Operating Officer and as the Brewery's Chief Executive Officer, subject to the execution and delivery of this Agreement by the parties hereto.

B. The Executive is willing to serve in these capacities on the terms and conditions hereinafter set forth.

PROVISIONS:

NOW, THEREFORE, in consideration of the premises and mutual covenants set forth herein, the parties agree as follows:

1. Employment. The Company hereby agrees to employ the Executive and the Executive hereby agrees to serve the Company, on the terms and conditions set forth in this Agreement.

2. Term of Agreement. Subject to the terms and conditions hereof, the term of the Executive's employment pursuant to this Agreement (the "Term") shall commence on the Effective Date and shall continue in effect through June 18, 2001; provided, however, that on June 18, 2001 and on the 18th day of each June thereafter, the Term shall be automatically extended for an additional one-year period unless, at least ninety (90) days or more prior to such date, the Company or the Executive shall have given written notice to the other party stating that the Term shall not be so extended.

3. Position and Duties.

(a) During the Term, the Executive shall serve as the President and Chief Operating Officer of Genesee and shall have powers and authority with respect to Genesee's business and affairs superior to any other officer or employee of Genesee other than Genesee's Chief Executive Officer. During the Term, the Executive shall also serve as the Chief Executive Officer of the Brewery and shall have powers and authority with respect to the Brewery's business and affairs superior to any other officers or employees. The Executive shall also have such other powers and duties as may from time to time be delegated to him by the Board, provided that such duties are not inconsistent with his present duties and with the Executive's position. Notwithstanding the foregoing, the Executive shall report directly to the Board. The Executive shall devote substantially his whole working time, efforts and attention to the business and affairs of the Company (except for vacation time, absence for sickness or similar disability and engagement in the activities permitted under Section 7(a) to the extent permitted thereunder) and shall carry out his duties honestly, diligently, in good faith and in the best interests of the Company.

(b) To the extent permitted by law and the Company's organizational documents, during the Term, the Board shall either vote, or recommend to the shareholders of the Company that they vote, as appropriate, at each shareholders' meeting at which the Executive's position as a director of Genesee is voted on to continue the Executive as a director. In addition, the Executive shall be elected to the Board of Directors of each subsidiary of Genesee and to the position of Vice Chairman of the Brewery's Board.

4. Place of Performance. In connection with his employment by the Company, the Executive shall be based at the Company's principal executive offices. The Company shall not, without the written consent of the Executive, relocate or transfer its principal executive offices outside Monroe County, New York.

5. Compensation and Related Matters. Subject to the terms and conditions herein, during the Term, the Executive shall be entitled to the following compensation and benefits:

(a) Base Salary. From the Effective Date until June 18, 2001 the Executive shall receive a base salary at the annual rate no less than the Executive’s current annual salary (the "Base Salary") which shall be payable in accordance with the Company's payroll practices. Following June 18, 2001, the Base Salary may be increased on an annual basis during the remainder of the Term to such greater amount as shall be determined by the MCC, in its sole and absolute discretion. The Base Salary payable hereunder shall be reduced to the extent that the Employee elects to defer such Base Salary under the terms of any deferred compensation or savings plan maintained or established by the Company, provided that any such reduction of the Base Salary shall not be taken into account for purposes of calculating the Annual Bonus (defined below).

(b) Annual Bonus. In addition to the Base Salary, the Executive shall be eligible to receive an annual bonus (the "Annual Bonus") for each fiscal year of Genesee up to a maximum of fifty percent (50%) of his Base Salary for such fiscal year. The MCC shall have sole and absolute discretion to determine whether an Annual Bonus will be awarded for any fiscal year and the amount of the Annual Bonus to be paid. Any Annual Bonus approved by the MCC shall be due and payable within sixty (60) days after the end of the Company’s fiscal year for which such bonus is awarded.

(c) Stock Option. Simultaneously with the execution hereof, the Company and Executive will enter into a stock option agreement (the "Option Agreement") providing for the grant to Executive of a non-qualified stock option (the "Option") to purchase up to the number of shares of Genesee Class B common stock as approved by the MCC on their 9/2/1999 meeting (the "Option Shares"). The Option will be issued pursuant to the Company's 1992 Stock Option Plan (the "1992 Plan") and will be subject to the terms thereof and shall have the following additional terms.

(i) The Option shall have an exercise price of $25.31 per share.

(ii) The Option shall have a ten (10) year term, but shall terminate no later than one (1) year after the date of Executive's death or termination of employment or service; provided, however, that if Executive's employment is terminated for Cause, as defined in Section 9(c) hereof, the Option shall terminate if not exercised within thirty (30) days following the Date of Termination, as defined in Section 9(g).

(iii) The Option shall be fully vested as of the execution of the Option Agreement by the Company with respect to the purchase of up to 25% of the Option Shares. The Option shall vest and be or become exercisable with respect to the remaining Option Shares as follows so long as the Executive remains employed hereunder on the applicable vesting date:

(A) The Option shall vest and become exercisable with respect to an additional 25% of the Option Shares if at any time during the term of the Option, the Closing Price for the Common Stock for any thirty (30) consecutive trading days (a "Trading Period" ) shall be not less than $30 for each trading day during the Trading Period;

(B) The Option shall vest and become exercisable with respect to an additional 25% of the shares if at any time during the term of the Option, the Closing Price for the Common Stock for any Trading Period is not less than $35 for each trading day during the Trading Period;

(C) The Option shall vest and become exercisable with respect to an additional 25% of the shares if at any time during the term of the Option, the Closing Price for the Common Stock for any Trading Period is not less than $40 for each trading day during the Trading Period; and

(D) all other vesting shall be in accordance with Sections 9(c), (d) and (e).

In the event of any stock split, reverse stock split or similar recapitalization, the Closing Prices set forth in Sections 5(c)(iii)(A), (B) and (C) shall be equitably adjusted by the MCC so that the Executive's vesting rights under these subsections is no worse than it was immediately prior to such transaction. The MCC shall give the Executive written notice of any such adjustment.

Notwithstanding the foregoing, vesting with respect to any Closing Price shall occur only once for any Closing Price (i.e., $30, $35 and $40). (For example, after the Option has vested with respect to 5(c)(iii)(A) the Option shall not vest with respect to any additional Option Shares if during any subsequent Trading Period the Closing Price exceeds $30 for each trading day during the Trading Period unless Section 5(c)(iii)(B) or (C) applies). Similarly, once Option Shares are vested pursuant to Section 5(iii)(A), (B) or (C), they shall not become unvested solely as a result of a subsequent decline in the Closing Price. Except as otherwise provide in Section 9, any portion of the Option which is unvested as of the Date of Termination or the expiration of the Term will be forfeited immediately upon such termination or expiration.

(iv) The Option shall have such other terms and conditions as the MCC deems appropriate and which are consistent with the 1992 Plan. The Option Agreement shall be in a form approved by the MCC.

(d) Expenses. Upon the submission of supporting documentation by the Executive, the Company shall reimburse the Executive for all reasonable expenses actually paid or incurred by the Executive in the course of, and pursuant to the business of, the Company, including expenses for travel and entertainment.

(e) Other Benefits. The Executive shall be entitled to participate in all non-stock or non-equity based employee benefit plans or arrangements made available to all of the Company’s senior management or key employees from time to time, subject to and on a basis consistent with the terms, conditions and overall administration of such plan or arrangement. Such plans and arrangements shall include, without limitation, all pension and retirement plans, supplemental pension and retirement plans, savings and profit sharing plans, life insurance policies, officers' and directors' liability insurance policies, life insurance plans, medical and health insurance plans, disability plans, dental plans, health-and-accident plans or similar plans or arrangements. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the Base Salary or any other obligation payable to the Executive pursuant to this Agreement. The Executive expressly acknowledges that except for the Option described in Section 5(c), he shall not be entitled to, and he shall not participate in Genesee's 1986 Incentive Bonus Plan, as amended, Genesee's Stock Bonus Program or the 1992 Plan or any other stock or equity based program adopted by Genesee or the Brewery as of and after the Effective Date.

(f) Vacation. The Executive shall be entitled to not less than four (4) weeks vacation in any calendar year (prorated in any calendar year during which the Executive is employed under this Agreement for less than the entire year in accordance with the number of days in such calendar year during which he is so employed). The Executive shall also be entitled to all paid holidays given by the Company to its senior executive officers.

(g) Automobile Expense. In recognition of the necessity of the use of an automobile to the efficient and expeditious performance of the Executive's services, duties and obligations to and on behalf of the Company, the Company shall pay to the Executive an automobile allowance of $700 per month, payable in advance of each month.

(h) Profit Sharing Plan Restoration. During the first twenty-four (24) months of the Term, the Company shall pay to Executive an amount which shall equal the amount that would have been credited to him under the Company's profit sharing plan had he qualified for such plan together with an amount which shall equal the combined Federal and state taxes associated with such payment using the highest combined federal and state tax rates. Such payments shall be made at or about the time that contributions are made to the Company's profit sharing plan.

(i) Club Memberships. During the Term, the Company shall pay all of the Executive's fees, dues and membership assessments of those clubs which Executive belongs to on the date hereo. The Company shall also reimburse the Executive for all reasonable expenses incurred at such club(s) on behalf of the Company.

(k) Legal Fees. Promptly following the execution of this Agreement, the Company shall reimburse the Executive for the reasonable legal fees he incurred in connection with the review, negotiation and execution of this Agreement.

7. Restrictive Covenants.

(a) Certain Activities During Employment. Except with the prior written consent of the MCC, the Executive will not during the Term undertake or engage in any other employment, occupation or business enterprise other than one in which he is an inactive investor as described below. This provision shall not be deemed to preclude (i) the Executive from serving on the board of directors of a reasonable number of other corporations, or (ii) membership in professional societies or trade associations or lecturing or the acceptance of honorary positions, in all cases, that are incidental to his employment by the Company and which are not adverse or antagonistic to the Company, its business or prospects, financial or otherwise. The Executive will also not acquire, assume or participate in, directly or indirectly, any position, investment or interest adverse or antagonistic to the Company, its business or prospects, financial or otherwise, or take any action towards any of the foregoing. Further, during the Term, except on behalf of the Company or its subsidiaries, the Executive will not, directly or indirectly, whether as an officer, director, employee, stockholder, partner, proprietor, associate, representative or otherwise, become or be interested in any other person, corporation, firm, partnership or other entity whatsoever which directly competes with the Company or any of its direct or indirect subsidiaries, in any part of the world, in any line of business engaged in by any such entities (or in which any such entities have made plans to be engaged in); provided, however, that anything above to the contrary notwithstanding, Executive may own, as an inactive investor, securities of any competitor corporation, so long as his holdings in any one such corporation shall not in the aggregate constitute more than one percent (l%) of the voting stock of such corporation.

(b) Unauthorized Disclosure. During the Term and for a two (2) year period thereafter, the Executive shall not, without the written consent of the Board or a person authorized thereby, disclose to any person, other than an employee of the Company (or its subsidiaries) or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an executive of the Company, any confidential information obtained by him while in the employ of the Company with respect to any of the Company's customers, suppliers, creditors, lenders or investment bankers or methods of brewing, distribution or marketing; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by the Company.

(c) Non-Solicitation of Employees. While employed by the Company and for a period of two (2) years thereafter, the Executive shall not, directly or indirectly, for himself or for any other person, firm, corporation, partnership, association or other entity, attempt to employ or enter into any contractual arrangement with any employee or former employee of the Company or any of its direct or indirect subsidiaries, unless such employee or former employee has not been employed by any such entity for a period in excess of six (6) months.

(d) Books And Records. All books, records, accounts and similar repositories of confidential information of the Company, whether prepared by the Executive or otherwise coming into the Executive's possession, shall be the exclusive property of the Company and shall be returned immediately to the Company on termination of this Agreement or on the Company's request at any time.

(e) Injunction. It is recognized and hereby acknowledged by the Company and the Executive that a breach by the Executive of any of the agreements contained in this Section 7 may cause irreparable harm or damage to the Company, or its subsidiaries, the monetary amount of which may be virtually impossible to ascertain. As a result, the Executive and the Company agree that the Company and any of its subsidiaries shall be entitled to an injunction issued by any court of competent jurisdiction enjoining and restraining any and all violations of such agreements by the Executive or his associates, affiliates, partners or agents, and that such right to an injunction shall be cumulative and in addition to whatever other remedies the Company may possess.

8. Termination.

(a) Termination Events. The Executive's employment under this Agreement shall be terminable as follows:

(i) Death. By the Company upon the Executive's death.

(ii) Disability. By the Company, if, as a result of the Executive's incapacity due to physical or mental illness ("Permanent Disability"), the Executive shall be unable to substantially perform his duties under this Agreement for three (3) consecutive months as determined by a medical doctor retained by Genesee, and within thirty (30) days after written Notice of Termination (defined below) is given (which notice may only be given after the end of such three (3) month period), the Executive shall not have returned to the performance of his duties under this Agreement.

(iii) For Cause. By the Company, for Cause. For purposes of this Agreement, "Cause" shall mean (A) repeated and persistent neglect or refusal by the Executive to substantially perform his duties under this Agreement (other than any such failure resulting from the Executive's incapacity due to Permanent Disability), after a demand for substantial performance is delivered to the Executive by the Board stating the manner in which the Company believes the Executive has not substantially performed his duties, and the Executive shall have failed to resume substantial performance of such duties within thirty (30) days of receiving such demand, (B) the engaging by the Executive in criminal conduct (including embezzlement and criminal fraud), (C) the commission by the Executive of a felony, or a misdemeanor which impairs the Executive's ability substantially to perform his duties with the Company, (D) any material misappropriation of funds or intentional material damage to the property or businesses of the Company by the Executive or (E) the material breach of this Agreement by the Executive other as set forth in Section 8(a)(iii)(A)).

(iv) Without Cause. By the Company without Cause upon at least thirty (30) days written notice to the Executive of its election to do so.

(v) Voluntary Termination. By the Executive other than due to the Employee’s death or Permanent Disability ("Voluntary Termination") upon at least forty-five (45) days written notice to the Company of his election to do so.

(vi) Sale of the Company. By the Company upon the Sale of the Company.

(b) Notice of Termination. Any termination of the Executive's employment by the Company or by the Executive shall be communicated by written Notice of Termination to the other party hereto given in accordance with Section 11. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the provision in this Agreement relied upon to terminate the Term.

(c) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated by his death, the date of his death, (ii) if the Executive's employment is terminated for Permanent Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties during such thirty (30) day period), (iii) if the Executive's employment is terminated by the Company for Cause, without Cause or upon Sale of the Company, the date specified in the Notice of Termination after the expiration of any cure periods, if applicable, (iv) if the Executive's employment is terminated as a result of his Voluntary Termination, the date set forth in the Executive's Notice of Termination (but not beyond forty-five (45) days after delivery of the Executive's Notice of Termination), and (v) if the Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given after the expiration of any cure periods.

9. Compensation Upon Termination Or During Disability.

(a) Death. If the Executive's employment shall be terminated by reason of his death, the Company shall pay to such person as the Executive shall have designated in a notice filed with the Company, or, if no such person shall have been designated, to his estate, (i) any unpaid amounts of his Base Salary or Annual Bonus and accrued vacation prior to the Date of Termination and (ii) any payments the Executive's spouse, beneficiaries or estate may be entitled to receive pursuant to any pension or employee benefit plan, life insurance policy or other plan, program or policy then maintained or provided by the Company, or any other agreement between the Executive and the Company (excluding the Option and the 1992 Plan) (collectively, the "Termination Benefits").

(b) Disability. During any period that the Executive fails to perform his duties hereunder as a result of incapacity due to physical or mental illness, the Executive shall continue to receive his full Base Salary until the Executive's employment is terminated pursuant to Section 8(a)(ii) hereof. The Executive shall continue to be paid in bi-monthly installments an amount equal to his Base Salary at the rate in effect at the time Notice of Termination is given until the earlier of twenty-seven (27) weeks after the Date of Termination or the date on which the Term would have expired had a Notice of Termination been delivered (assuming that no notice would be given to extend the Term), plus any disability payments otherwise payable by or pursuant to plans provided by the Company. In addition, the Company shall pay to the Executive the Termination Benefits.

(c) For Cause. If the Executive's employment shall be terminated by the Company for Cause, the Company shall pay the Executive the Termination Benefits.

(d) Termination by the Company Without Cause, Etc. If the Company terminates the Executive's employment for any reason other than (i) due to death, (ii) for Cause (iii) Permanent Disability or (iv) upon a Sale of the Company, then all unvested Options shall immediately vest and the Company shall pay the Executive the Termination Benefits and a lump sum payment equal to one hundred fifty percent (150%) of the annual Base Salary amount in effect on the date that the Notice of Termination was given by the Company, provided that as a condition to such payment the Executive first executes a general release of the Company and all of its officers, directors and representatives of any and all claims and which is otherwise in form satisfactory to the Company (a "General Release").

(e) Termination by the Company Upon Sale of the Company. If the Company terminates the Executive's employment upon or after a Sale of the Company, then all unvested Options shall immediately vest upon the effectiveness of such termination and the Company shall pay the Executive the Termination Benefits and a lump sum payment equal to one-hundred fifty percent (150%) of the annual Base Salary amount in effect on the date that the Sale of the Company has been completed, except that no such lump sum payment shall be due if the Closing Price of the Company's common stock as of any date after the first public announcement of the Sale of the Company equals or exceeds $55, provided that as a condition to such payment the Executive first executes a General Release.

(f) Voluntary Termination by the Executive. If the Executive's employment with the Company is terminated by his Voluntary Termination prior to the one hundred eighty (180th) day following the Effective Date, then the Company shall pay the Executive the Termination Benefits. If the Executive's employment with the Company is terminated as a result of Voluntary Termination by the Executive after the one hundred eightieth (180th) day following the Effective Date but before the three hundred sixty-fifth (365th) day following the Effective Date, then the Company shall pay the Executive the Termination Benefits plus a lump sum payment in the amount of $150,000, provided that as a condition to such payment the Executive first executes a General Release.

(g) Payment of Termination Benefits and Other Amounts. Except as otherwise provided herein, all Termination Benefits and lump sum payments shall be due and payable within forty-five (45) days after the Date of Termination or if a General Release is required, within forty-five (45) days after delivery of the General Release to the Company. Upon making such payments, the Company shall have no further liability hereunder.

10. Successors. This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive other than by will or the laws of descent and distribution. This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If the Executive should die while any amounts would still be payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's personal or legal representatives or, if there be no such persons, the Executive's estate. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

11. Notice. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

Samuel T. Hubbard

296 Sandringham Road

Rochester, New York 14610

If to the Company:

The Genesee Corporation

445 St. Paul Street

Rochester, New York 14605

with a copy to:

Management Continuity Committee

16 W. Main Street

Rochester, New York 14614 Attn: Stephen B. Ashley, Chairman

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

12. Certain Definitions. As used herein, the following definitions shall apply:

"Closing Price" shall mean with respect to the Company’s Class B common stock on any trading day (A) if such stock is listed or admitted for trading on any United States national securities exchange, or if actual transactions are otherwise reported on a consolidated transaction reporting system, the last reported sale price of such stock on such exchange or reporting system, as reported in any newspaper of general circulation, (B) if such stock is quoted on the National Association of Securities Dealers Automated Quotation System or any similar system of automated dissemination of quotations of securities prices in common use, the mean between the closing high bid and low asked quotations for such day as reported on such system, (C) if neither clause (A) or (B) is applicable, the mean between the high bid and low asked quotations for the common stock as reported by the National Quotation Bureau, Incorporated or (D) if none of clauses (A), (B) or (C) apply, the price determined by the Genesee Board in good faith to be the fair market value of such stock.

"Sale of the Company" shall mean that any of the following circumstances have occurred:

(A) Any "person" (as such term is used in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Significant Stockholder") is or becomes the "beneficial owner" (as defined in Rule 13(d)-3 under the Exchange Act), directly or indirectly, of twenty percent (20%) or more of the combined voting power of Genesee's then outstanding securities entitled to vote in the election of directors (provided, however, that none of the direct descendants of John L. Wehle, the trusts established by Elizabeth R. Wehle and under the Wills of Lewis A. Wehle and John L. Wehle and any trustee thereunder (collectively, the "Wehles") shall be a "person" for purposes of this Agreement and no person who would be a Significant Stockholder as a result of acquiring shares held by or over which any of the Wehles have investment or voting control (the "Wehle Shares") shall be considered a Significant Stockholder for purposes of this Agreement;

(B) Stockholders of Genesee approve and there is closed a (1) merger or consolidation of Genesee with any other corporation other than a merger or consolidation (1) which would result in Genesee securities entitled to vote in the election of directors outstanding immediately prior to the transaction continuing to represent more than eighty percent (80%) of the combined outstanding voting power of the then outstanding securities entitled to vote in the election of directors of Genesee, or the surviving entity of such transaction; or (2) a merger or consolidation effected to implement a recapitalization of Genesee (or a similar transaction) in which no "person" (as defined above) becomes a Significant Stockholder; or

(C) A sale or disposition by Genesee and its subsidiaries of more than eighty-five percent (85%) of the fair market value of their assets to one or more parties in a coordinated sale, disposition or pursuant to a plan of dissolution and liquidation adopted by the Board of Directors and approved by the Company's shareholders, provided that the sale of the Brewery assets alone shall not under any circumstances be a "Sale of the Company."

13. Miscellaneous.

(a) No provisions of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by the Executive and such officer as may be specifically designated by the Board to execute such instrument (which may be done by way of ratification through a formal committee vote).

(b) The failure by either party hereto to insist upon compliance with any condition or provision of this Agreement shall not be deemed a waiver of such condition or provision or any other provision hereof.

(c) No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement and this Agreement supersedes any other employment agreement between the Company and the Executive, including, without limitation, the document entitled "Outline of Employment Agreement for Samuel T. Hubbard, Jr., June 14, 1999."

(d) The Company may withhold from any amounts or payments due under this Agreement all federal, state or other taxes as legally shall be required.

(e) The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New York, without reference to principles of conflicts of laws.

(f) The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

(g) Genesee may, in its discretion, establish a trust to fund any of the payments which are or may become payable to the Executive under this Agreement.

(h) Executive represents and warrants that his employment by the Company will not conflict with and will not be constrained by any prior employment or consulting agreement or relationship.

(i) This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

(j) The Company agrees that in the event that the Executive becomes entitled to compensation under this Agreement, the Executive shall have no obligation to mitigate damages and the Company shall not assert any right of setoff as a result of subsequent employment against sums owing to the Executive under this Agreement.

IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of this 15th day of December, 1999.

GENESEE CORPORATION THE GENESEE BREWING COMPANY, INC.

By: _/s/ Stephen B. Ashley By: /s/ Charles S. Wehle .

Name: Name:

Title: Title:

/s/ Samuel T. Hubbard, Jr. .

Samuel T. Hubbard, Jr.