Form 10-Q/A
period 2000-01-29
GENESEE CORP
filed 2000-03-16
CIK 40934

Index to Exhibits at page 22


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q/A


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number  0 -1653

                               GENESEE CORPORATION
          (Exact name of registrant as specified in its charter)

 STATE OF NEW YORK                                       16-0445920
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 445 St. Paul Street, Rochester, New York                     14605
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (716)  546-1030

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

                                       Number of
      Class                            Shares  Outstanding

      Class A Common Stock
      (voting), par value               209,885
      $.50 per share

      Class B Common Stock
      (non-voting),  par              1,410,312
      value $.50 per share

                                       2


                                          GENESEE CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            January 29, 2000 and May 1, 1999


                                                                                         UNAUDITED               AUDITED
(Dollars in Thousands)                                                                    January 29, 2000        May 1, 1999

ASSETS
     Current assets:
        Cash and cash equivalents                                                         $ 5,850                 $ 5,836
        Marketable securities available for sale                                            7,834                   7,964
        Trade accounts receivable, less allowance for doubtful receivables
           of $235 at January 29, 2000 and $478 at May 1, 1999                              4,077                  10,222
        Inventories, at lower of cost (first-in, first-out) or market                       9,645                  16,414
        Deferred income tax assets, current portion                                             0                     397
        Other current assets                                                                  230                     751
                                                                                          --------                --------
           Total current assets                                                            27,636                  41,584

     Net property, plant and equipment                                                     12,197                  37,040
     Investment in and notes receivable from unconsolidated real estate partnerships        5,252                   5,343
     Investments in direct financing and leveraged leases                                  25,190                  28,285
     Goodwill and other intangibles net of accumulated amortization of $2,766 at
        January 29, 2000 and $1,747 at May 1, 1999                                         27,071                  28,280
     Other assets                                                                           2,898                   3,421
     Net assets held for disposal - noncurrent                                             11,900                       0
                                                                                          --------                --------
           Total assets                                                                 $ 112,144               $ 143,953
                                                                                          ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Line of credit                                                                    $     0                 $ 3,000
        Notes payable, current portion                                                         82                      82
        Accounts payable                                                                    1,534                   8,421
        Income taxes payable                                                                    0                   1,215
        Federal and state beer taxes payable                                                    0                   1,354
        Accrued compensation                                                                  390                   3,505
        Accrued postretirement benefits, current portion                                        0                     731
        Accrued expenses and other                                                          1,337                   5,374
        Deferred income tax liabilities, current portion                                    1,051                       0
        Net liabilities held for disposal - current                                         1,854                       0
                                                                                          --------                --------
           Total current liabilities                                                        6,248                  23,682

     Notes payable, noncurrent portion                                                      6,265                   4,679
     Deferred income tax liabilities, noncurrent portion                                   10,090                   8,251
     Accrued postretirement benefits, noncurrent portion                                        0                  15,332
     Other liabilities                                                                        471                     493
                                                                                          --------                --------
           Total liabilities                                                               23,074                  52,437

     Minority interests in consolidated subsidiaries                                        2,588                   2,479
     Shareholders' equity:
        Class A common stock                                                                  105                     105
        Class B common stock                                                                  753                     753
        Additional paid-in capital                                                          5,847                   5,856
        Retained earnings                                                                  83,347                  85,692
        Accumulated other comprehensive (loss)/income                                        (169)                     77
        Less: Class B treasury stock, at cost                                              (3,401)                 (3,446)
                                                                                          --------                --------
                                                                                          --------                --------
            Total shareholders' equity                                                     86,482                  89,037
                                                                                          --------                --------

           Total liabilities and shareholders' equity                                   $ 112,144               $ 143,953
                                                                                          ========                ========

        See accompanying notes to consolidated financial statements.


                                   GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS
                                OF EARNINGS AND COMPREHENSIVE INCOME Thirteen Weeks Ended
                                         January 29, 2000 and January 30, 1999

(Dollars in Thousands,
Except Per Share Data)                                                                           UNAUDITED
                                                                                        2000                         1999
                                                                                                                As Restated

Revenues                                                                            $ 11,927                     $ 11,972

          Cost of goods sold                                                           9,223                        8,627
                                                                                   ----------                   ----------

Gross profit                                                                           2,704                        3,345

           Selling, general and administrative expenses                                1,685                        2,029
                                                                                   ----------                   ----------

Operating income                                                                       1,019                        1,316

          Investment income                                                              245                          250
          Other income                                                                   461                        3,533
          Interest expense                                                              (146)                        (235)
          Interest of minority partners in earnings of
              subsidiaries                                                              (231)                        (216)
                                                                                   ----------                   ----------

                 Earnings from continuing operations before income taxes               1,348                        4,648

Income tax expense                                                                       620                        1,958
                                                                                   ----------                   ----------

                     Earnings from continuing operations                                 728                        2,690

Discontinued operations:
       Loss from operations of the discontinued brewing segment
          (less applicable income tax benefit of $ 363 and $ 799, respectively)         (426)                        (939)
                                                                                   ----------                   ----------

                    Net earnings                                                         302                        1,751

Other comprehensive income, net of income taxes:
        Unrealized holding losses arising during the period                              (85)                         (20)
                                                                                   ----------                   ----------

        Comprehensive income                                                           $ 217                      $ 1,731
                                                                                   ==========                   ==========


Basic and diluted earnings per share from continuing operations                       $ 0.45                       $ 1.66
Basic and diluted loss per share from discontinued operations                          (0.26)                       (0.58)
                                                                                   ----------                   ----------
                                                                                   ----------                   ----------
                                                                                      $ 0.19                       $ 1.08
                                                                                   ==========                   ==========

Weighted average common shares outstanding                                         1,620,197                    1,618,909
Weighted average and common equivalent shares                                      1,620,483                    1,618,909

See accompanying notes to consolidated financial statements.


                                         GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS
                                     OF EARNINGS AND COMPREHENSIVE INCOME Thirty Nine Weeks
                                             Ended January 29, 2000 and January 30, 1999

(Dollars in Thousands,
Except Per Share Data)                                                                                 UNAUDITED
                                                                                                 2000                  1999
                                                                                                                   As Restated

Revenues                                                                                     $ 35,539              $ 33,127

          Cost of goods sold                                                                   28,464                24,318
                                                                                             ---------             ---------

Gross profit                                                                                    7,075                 8,809

           Selling, general and administrative expenses                                         5,091                 5,502
                                                                                             ---------             ---------

Operating income                                                                                1,984                 3,307

          Investment income                                                                       680                 1,659
          Other income                                                                            718                 3,615
          Interest expense                                                                       (438)                 (395)
          Interest of minority partners in earnings of
              subsidiaries                                                                       (821)                 (710)
                                                                                             ---------             ---------

                 Earnings from continuing operations before income taxes                        2,123                 7,476

Income tax expense                                                                                977                 3,287
                                                                                             ---------             ---------

                     Earnings from continuing operations                                        1,146                 4,189

Discontinued operations:
       Loss from operations of the discontinued brewing segment
       (less applicable income tax benefit of $ 1,525 and $ 1,612, respectively)               (1,790)               (1,892)
                                                                                             ---------             ---------

                    Net (loss)/earnings                                                          (644)                2,297

Other comprehensive income, net of income taxes:
        Unrealized holding losses arising during the period                                      (246)                 (508)
                                                                                             ---------             ---------

        Comprehensive (loss)/income                                                            $ (890)              $ 1,789
                                                                                             =========             =========


Basic and diluted earnings per share from continuing operations                                $ 0.71                $ 2.59
Basic and diluted loss per share from discontinued operations                                   (1.10)                (1.17)
                                                                                             ---------             ---------
                                                                                             ---------             ---------
                                                                                              $ (0.39)               $ 1.42
                                                                                             =========             =========

Weighted average common shares outstanding                                                   1,619,952             1,618,754
Weighted average and common equivalent shares                                                1,619,952             1,618,952

See accompanying notes to consolidated financial statements.


                                                    GENESEE CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Thirty Nine Weeks Ended January 29, 2000 and January 30, 1999

                                                                                                 UNAUDITED
(Dollars in thousands)                                                                  2000                    1999
                                                                                                            As Restated
Cash flows from operating activities:
    Net earnings from continuing operations                                          $ 1,146                 $ 4,189
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                                  2,031                   1,319
        Gain on disposition of assets                                                      0                       0
        Deferred tax provision                                                             0                       0
        Other                                                                          1,607                   1,884
    Changes in non-cash assets and liabilities:
        Trade accounts receivable                                                       (497)                 (1,048)
        Inventories                                                                    1,420                  (1,877)
        Other assets                                                                      15                    (115)
        Accounts payable                                                                (791)                   (128)
        Accrued expenses and other                                                    (1,344)                    931
        Income taxes payable                                                          (1,215)                    904
        Other liabilities                                                                 (2)                 (1,372)
                                                                                    ---------               ---------

              Net cash provided by continuing operating activities                     2,370                   4,687
        Net cash provided by discontinued operations                                   1,666                   1,855
                                                                                    ---------               ---------
              -------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                4,036                   6,542
              -------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                                     0                 (18,826)
    Capital expenditures                                                              (3,417)                 (2,690)
    Proceeds from sale of marketable securities                                        2,418                  10,319
    Purchases of marketable securities and other investments                          (2,262)                     82
    Investments in and advances to unconsolidated
       real estate investments, net of distributions                                      91                     200
    Net investment in direct financing and leveraged leases                            3,095                   4,814
    Withdrawals by minority interest                                                    (712)                   (513)
                                                                                    ---------               ---------

              Net cash used in continuing investing activities                          (787)                 (6,614)
        Net cash used in discontinued operations                                        (120)                 (1,776)
              -------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                     (907)                 (8,390)
              -------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from acquisition of debt                                                  1,700                   7,780
    Principal payments on debt                                                        (3,114)                      0
    Payment of dividends                                                              (1,701)                 (2,266)
              -------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities                     (3,115)                  5,514
              -------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 14                   3,666

Cash and cash equivalents at beginning of the period                                   5,836                   2,692

        -------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of the period                               $ 5,850                 $ 6,358
        =============================================================================================================

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (A)         Planned Divestiture of the Corporation's Brewing Business

           On December 16, 1999 the Corporation's brewing business entered into an agreement with the owners of City Brewing Company to sell substantially all of its assets. In accordance with generally accepted accounting principles ("GAAP"), the results of operations of the brewing business have been segregated from the Corporation's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive income and in the consolidated statements of cash flows. The results of operations for the brewing business were as follows:


---------------------------------------- ----------------------------------------------- -------------------------------------------
                                                   Thirteen weeks ended                        Thirty nine weeks ended
---------------------------------------- ----------------------------------------------- -------------------------------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
(Dollars in thousands)                        January 29, 2000     January 30, 1999       January 29, 2000       January 30, 1999
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------

---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
Revenue                                  $        25,973           $      29,760         $      91,158         $   103,164
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
Less Beer Taxes                                   (5,371)                 (6,303)              (19,024)            (22,290)
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------

---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
Net Revenue                                       20,602                  23,457                72,134              80,874
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------

---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
Loss      from       discontinued
operations,  net of  tax  benefit
before              non-recurring
restructuring charge                               (426)                    (939)                 (834)             (1,892)
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
Non-recurring       restructuring
charge, net of tax benefit                            0                        0                  (956)                  0
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------

---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------
Loss      from       discontinued
operations, net of taxes                            (426)                   (939)               (1,790)             (1,892)
---------------------------------------- ------------------------ ---------------------- --------------------- ---------------------

                               GENESEE CORPORATION

Notes to Consolidated Financial Statements

NOTE (A)   Planned Divestiture of the Corporation's Brewing Business (continued)

          The net assets of the brewing business have been excluded from their respective captions and reported as net assets (liabilities) held for disposal in the accompanying consolidated balance sheet at January 29, 2000. The net assets of the brewing business at January 29, 2000 were as follows:

                       ---------------------------------------------------------------------
                       (Dollars in thousands)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accounts receivable, net                               $    3,848
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Inventory                                                   5,252
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Net deferred income tax asset, current portion              1,448
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Other current assets                                          447
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accounts payable                                           (4,392)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Federal and state beer taxes payable                         (453)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accrued compensation                                       (2,998)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accrued postretirement benefits, current portion             (731)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accrued expenses and other                                 (3,350)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accrued restructuring                                        (925)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Net  liabilities  held for  disposal  - current            (1,854)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Net property, plant and equipment                          24,109
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Net deferred income tax asset, noncurrent portion           2,861
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Other assets                                                  381
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Accrued postretirement benefits, noncurrent portion       (15,332)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Other liabilities                                            (119)
                       ------------------------------------------------------ --------------
                       ------------------------------------------------------ --------------
                       Net assets held for disposal  - noncurrent                 11,900
                       ------------------------------------------------------ --------------

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


     Certain reclassifications of the January 30, 1999 financial statements have been made to reflect the Company's fiscal 2000 discontinued operations which are planned to be divested by the end of fiscal 2000 (as discussed in Note A above.)

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements



NOTE (C) Inventories of continuing operations are summarized as follows:


                      Dollars in thousands

                                        January 29, 2000    May 1,1999

Finished goods                                 $ 4,415     $ 6,292
        Goods in process                             0       1,445
        Raw materials,
        containers and                           5,230       8,677
        packaging supplies
        Total inventories                      $ 9,645    $ 16,414


NOTE (D) The  Corporation's  consolidated  balance  sheet  includes  a  mortgage
     payable   with  a  remaining   principal   amount  due  of  $4.7   million,
     collateralized by certain land, buildings and equipment. The mortgage payable bears interest at a fixed rate of 6.49% per annum and requires payments of principal and interest through 2008. The principal payable for each fiscal year through the year ending May 1, 2004 is, respectively, $82,000, $88,000, $93,000, $100,000 and $106,000.

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

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (E)   Restructuring Charge

          In the second quarter of fiscal 2000, the Corporation's brewing business (see Note A) recorded a restructuring charge of $1,771,000. This restructuring charge is related to costs associated with a work force reduction whereby approximately 50 positions were eliminated as of January 29, 2000. Also included in this restructuring charge are costs associated with a discontinued package configuration. The remainder of the employee severance and termination benefits and other employee related costs will be paid prior to the end of fiscal 2000.


          The restructuring charge and its utilization are summarized as follows:

          ------------------------------------------------------------------------------------------------------------
                                         Fiscal 2000
                Description                 Charge           Utilized through 3rd Qtr.     To be utilized in future

          ------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------
          Employee severance and
          termination benefits         $   1,357,000          $     491,000                    $    866,000
          ------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------
          Other employee related costs        77,000                 18,000                          59,000
          ------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------
          Discontinued package costs         337,000                337,000                               0
          ------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------

          ------------------------------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------
                 Total                  $  1,771,000          $     846,000                  $      925,000
          ------------------------------------------------------------------------------------------------------------


NOTE (F)   Segment Reporting

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

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (F)   Segment Reporting (continued)


Financial information for the Corporation's operating reportabl segments is as follows:

                                               Leasing
                                  Food           And                     Discontinued
For the thirteen               Processing     Real Estate    Corporate    Operations     Eliminations     Consolidated
week period Ended
January 29, 2000
---------------------------------------------------------------------------------------------------------------------------
Net revenues from external
 customers                     $ 11,218        $ 709            $   -                     $     -         $  11,927

Depreciation and amortization       703            -                -                           -               703
Operating income/(loss)             542          625             (148)                          -             1,019

Investment income                     -           92              533                        (380)              245

Earnings/(loss)before income
 taxes                              277          882              526                        (337)            1,348

Identifiable assets              54,140       34,349           11,755        11,900             -           112,144

Capital expenditures                810            -                -                           -               810

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
For the thirteen
week period Ended
January 30, 1999
----------------------------------------------------------------------------------------------------------------------------
Net revenues from external
 customers                    $ 11,134      $    838          $     -                    $      -        $   11,972

Depreciation and amortization      538             -                -                           -               538

Operating income/(loss)            693           787             (164)                          -             1,316

Investment income                   21            78              702                        (551)              250

Earnings/(loss)before income
 taxes                             473         3,985            2,878                      (2,688)            4,648

Identifiable assets             55,453        37,777            3,382         50,512                        147,124

Capital expenditures                 6             -                -                           -                 6
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (F)   Segment Reporting (continued)

                                                             Leasing
                                                Food           And                   Discontinued
        For the thirty nine week period      Processing    Real Estate   Corporate    Operations   Eliminations   Consolidated
        Ended January 29, 2000
        ------------------------------------------------------------------------------------------------------------------------
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

        ------------------------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------------------------
        For the thirty nine week period
        Ended January 30, 1999
        ------------------------------------------------------------------------------------------------------------------------
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


        ------------------------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------------------------
        (Dollars in thousands)
        ------------------------------------------------------------------------------------------------------------------------

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (G)   Supplemental Cash Flow Information

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



NOTE (H) Subsequent Event - Chief Executive Officer's Retirement Agreement

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

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This financial review should be read in conjunction with the accompanying consolidated financial statements and contains management's discussion and analysis of the Corporation's results of operations and liquidity. The discussion of operating results and liquidity and capital resources for fiscal 2000 and fiscal 1999 excludes the discontinued brewing business discussed in Note (A) to the accompanying consolidated financial statements.

CONTINUING OPERATIONS

Comparison of 13 weeks ended January 29, 2000 to 13 weeks ended January 30, 1999

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

          On a consolidated basis, the Corporation reported earnings from continuing operations of $728,000, or $.45 basic and diluted earnings per share, in the third quarter this year, compared to earnings from continuing operations of $2.7 million, or $1.66 basic and diluted earnings per share, for the same period last year. This decrease in earnings from continuing operations is primarily related to a $3.4 million pre-tax gain realized by Genesee Ventures, Inc. in 1999 from the sale of its investment in Lloyd's Food Products, Inc. during the third quarter of fiscal 1999, partially offset by significant expenses incurred by the Foods Division related to the transitioning of production to the Medina, New York facility.

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

          The Foods Division's selling, general and administrative expenses decreased $296,000 to $1.4 million in the third quarter of fiscal 2000 compared to the same period last year. This decrease is primarily a result of the elimination of duplicate administrative expenses of TKI Foods, Inc.

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


Genesee Ventures

          Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $625,000 for the third quarter of fiscal 2000, which was $162,000 less than the third quarter of fiscal 1999. This decrease was primarily a result of reduced lease revenue associated with the maturation of certain leases that were not renewed or replaced.

          During the third quarter of fiscal 2000, Genesee Ventures recorded $407,000 that was associated with the sale of Genesee Venture's investment in Lloyd's Food Products, Inc. during fiscal 1999. The initial gain of $3.4 million on the sale was recorded during the third quarter of fiscal 1999.

          In August 1999, the Corporation approved a plan to wind down its equipment leasing business in light of changes in many of the factors that influenced the Corporation's decision to invest in equipment leasing. These factors include changes in the Corporation's capital requirements, changes in the competitive conditions in the equipment leasing business, a reduction in the tax advantages generated by Cheyenne Leasing Company as a result of lower operating income from the Corporation's brewing business, and a decision by the Corporation's co-venturer in Cheyenne Leasing Company to phase out its involvement in the equipment leasing business.

          Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company's operating income is expected decline as the remaining leases in Cheyenne's portfolio mature. The final leases are expected to mature during 2007.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Comparison of 39 weeks ended January 29, 2000 to 39 weeks ended January 30, 1999

          Consolidated year-to-date net revenues from continuing operations were $35.5 million, an increase of $2.4 million from consolidated net revenues reported for the same period last year, due to increased sales by the Corporation's Foods Division.

          On a consolidated basis, the Corporation reported operating income from continuing operations of $2.0 million, which was a decrease of $1.3 million as compared to the same period last year, due primarily to costs associated with transitioning of production to the Medina, New York facility that the Foods Division acquired in October 1998.

          On a consolidated basis, the Corporation reported year-to-date earnings from continuing operations of $1.1 million, or $.71 basic and diluted earnings per share, compared to earnings from continuing operations of $4.2 million, or $2.59 basic and diluted earnings per share, for the same period last year. This decrease in earnings is primarily a result of the $3.4 million gain realized in the third quarter of fiscal 1999 from the sale of Genesee Ventures, Inc.'s investment in Lloyd's Food Products, Inc.

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

          Revenues and profit margins from iced tea mix sales declined, largely as a result of previously reported efforts by a large Canadian sugar refiner to displace the Foods Division's private label iced tea mix in key chain accounts. Although the Foods Division has not lost any key accounts, it had to reduce iced tea pricing to retain them. In addition, the overall decline of this mature category resulted in lower unit sales in the first three quarters. The challenges facing the Foods Division's iced tea and side dish business are normal competitive pressures that affect products in the mature stage of their life cycle. These expected product maturity factors underscore the Foods Division's strategy to expand its product offerings either through acquisition or internally developed new products.

          The addition of bouillon and artificial sweeteners to the Foods Division's product line has helped to offset lower iced tea mix and side dish sales. However, the Foods Division's sweetener business faces a potential competitive threat from the decision by the major producer of branded artificial sweeteners to introduce a line of private label artificial sweeteners, targeting many of the Foods Division's key chain accounts. The Foods Division reduced its sweetener prices to counter this potential threat, which is expected to reduce revenues and profit margins from the sweetener business. It is not clear what long term impact this new private label sweetener line will have on the Foods Division's sweetener business because the producer announced on February 4, 2000 that it had reached an agreement to sell its packaged sweetener business which could impact the efforts to displace the Foods Division from key accounts.

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

          The Foods Division's selling, general and administrative expenses decreased $54,000 in the first three quarters of fiscal 2000 compared to the same period last year.

          The Foods Division recorded operating income of $254,000 in the first three quarters of fiscal 2000, which was $1.3 million less than the operating income reported in the first three quarters of last year which was a result of the transitioning expenses mentioned above.

          Other expense increased $374,000 to $850,000 in the first three quarters of fiscal 2000 as compared to the same period last year. This increase is primarily the result of $221,000 of interest expense on the mortgage and term loan pertaining to the Medina facility.


Genesee Ventures

          Genesee Ventures, Inc., the Corporation's equipment leasing and real estate investment subsidiary, reported operating income of $2.3 million for the first three quarters of fiscal 2000, which was $201,000 less than the first three quarters of fiscal 1999. The lower income for Genesee Ventures, Inc. was primarily the result of reduced lease revenue as certain leases mature and are not renewed or replaced during the wind down of Cheyenne Leasing Company.

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

          Under the wind down plan, Cheyenne Leasing Company will not fund any new leases after December 31, 1999 and will manage its existing lease portfolio to maximize lease revenues and residual income. Based on current projections, Cheyenne Leasing Company's operating income is expected to decline as the remaining leases in Cheyenne's portfolio mature.

          Genesee Ventures, Inc. earnings before taxes decreased $2.7 million to $2.3 million as compared to $5.0 million for the same period last year. The decrease in earnings was primarily due to the $3.4 million gain recognized in the third quarter of fiscal 1999 associated with the sale of Genesee Ventures' investment in Lloyd's Food Products, Inc. offset by a $602,000 gain recognized during the first three quarters of fiscal 2000 which was
     also  associated  with  the  sale  of  the  Lloyd's  Food  Products,   Inc.
     investment.

                               GENESEE CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES (from continuing operations)

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

          Inventories decreased by $6.8 million, of which $5.4 million relates to the discontinued brewing business and is included in the balance at May 1, 1999. Inventories were further decreased by $1.4 million, which is the result of a concerted effort by the Foods Division's management to reduce inventory levels of that subsidiary.

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

          Notes payable increased $1.6 million net of repayments due to the draw down of funds on a multiple disbursement term note, which is being used for renovation of the Foods Division's new production facility in Medina, New York.

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


Year 2000

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

          The Corporation assembled a task force and developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various manufacturing, distribution and administration activities would be Year 2000 compliant and operational on a timely basis. The plan also included an assessment process to determine that the Corporation's significant customers and suppliers would also be Year 2000 compliant.

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

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Forward-Looking Statements

          This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability to complete or the delay in the sale of the brewing business on satisfactory terms; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food product producers that might adversely affect sales of private label products; continued price promotion by the major side dish brand which is adversely impacting sales of the Foods Division's private label side dish products; continued price competition from low cost imported iced tea producers and the possibility that the Foods Division may not be able to source sufficient supply of low price sugar to produce a price competitive private label iced tea product; the possibility that the Foods Division might not achieve the expected synergies from the integration of TKI Foods and Spectrum Foods and relocation of all operations into a single facility in Medina New York; and the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne's lease portfolio matures.

                               GENESEE CORPORATION



PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.   The following exhibit is attached to this report:

Exhibit 10-1 - Severance Agreement and General Release with C.S. Wehle.

Exhibit 10-2 - Employment Agreement with S.T. Hubbard, Jr.

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


                                   GENESEE CORPORATION



Date:   03/09/00                  /s /Samuel T. Hubbard, Jr.
                               Samuel T. Hubbard, Jr.
                               President and Chief Executive Officer



Date:   03/09/00                /s / John B. Henderson
                               John B. Henderson
                               Senior Vice President and Chief Financial Officer

                               GENESEE CORPORATION


                                  EXHIBIT INDEX


Exhibit Number                          Exhibit                             Page

10-1                   Severance Agreement and General Release                23
                       dated December 15, 1999 between the
                       Corporation and Charles S. Wehle

10-2                   Employment Agreement dated December 15, 1999           26
                       between the Corporation and Samuel T. Hubbard, Jr.

                                       23
                                                                    EXHIBIT 10-1

                     Severance Agreement and General Release

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


I. Compensation and Benefits. The following payments and benefits shall be provided to Executive:

     A. Base Salary. Executive's current base salary of $206,000 will be paid through May 15, 2000.

     B. Retirement Incentive Payments. In exchange for Executive's general release, as described in section III of this Agreement, Genesee will make the following retirement incentive payments to Executive:

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

          2. Medical, Dental, and Disability Plans. Executive may participate in Genesee's medical, dental, and disability plans as an active employee until May 15, 2000.

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

IV.   Other Terms of the Agreement.

     A. Indemnification. Genesee shall indemnify Executive for services rendered to Genesee to the full extent provided by law. Genesee shall reimburse all costs and attorney's fees incurred by Executive in connection with such indemnification matters.

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


      /s/ Charles S. Wehle                       December 15,   1999
      Charles S. Wehle                                 (Date)



      Genesee Corporation

      By:

      /s/ Samuel T. Hubbard, Jr.                 December 15,   1999
      Samuel T. Hubbard, Jr.                            (Date)
      President and Chief Operating Officer

                                                                    EXHIBIT 10-2

                              EMPLOYMENT AGREEMENT


     This EMPLOYMENT AGREEMENT (the "Agreement") effective as of June 18, 1999 (the "Effective Date"), between GENESEE CORPORATION, a New York corporation (the "Genesee"), THE GENESEE BREWING COMPANY, INC., a New York corporation (the "Brewery" and together with Genesee, the "Company"), and SAMUEL T. HUBBARD, JR. (the "Executive").

                                 PRELIMINARY STATEMENTS:

     A. The Genesee Board of Directors (the "Board") and its Management Continuity Committee (the "MCC") have approved the engagement of the Executive as Genesee's President and Chief Operating Officer and as the Brewery's Chief Executive Officer, subject to the execution and delivery of this Agreement by the parties hereto.

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

     5. Compensation and Related Matters. Subject to the terms and conditions herein, during the Term, the Executive shall be entitled to the following compensation and benefits:

          (a) Base Salary. From the Effective Date until June 18, 2001 the Executive shall receive a base salary at the annual rate no less than the Executive's current annual salary (the "Base Salary") which shall be payable in accordance with the Company's payroll practices. Following June 18, 2001, the Base Salary may be increased on an annual basis during the remainder of the Term to such greater amount as shall be determined by the MCC, in its sole and absolute discretion. The Base Salary payable hereunder shall be reduced to the extent that the Employee elects to defer such Base Salary under the terms of any deferred compensation or savings plan maintained or established by the Company, provided that any such reduction of the Base Salary shall not be taken into account for purposes of calculating the Annual Bonus (defined below).

          (b) Annual Bonus. In addition to the Base Salary, the Executive shall be eligible to receive an annual bonus (the "Annual Bonus") for each fiscal year of Genesee up to a maximum of fifty percent (50%) of his Base Salary for such fiscal year. The MCC shall have sole and absolute discretion to determine whether an Annual Bonus will be awarded for any fiscal year and the amount of the Annual Bonus to be paid. Any Annual Bonus approved by the MCC shall be due and payable within sixty (60) days after the end of the Company's fiscal year for which such bonus is awarded.

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

          (iii)The Option shall be fully vested as of the execution of the Option Agreement by the Company with respect to the purchase of up to 25% of the Option Shares. The Option shall vest and be or become exercisable with respect to the remaining Option Shares as follows so long as the Executive remains employed hereunder on the applicable vesting date:

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

          (e) Other Benefits. The Executive shall be entitled to participate in all non-stock or non-equity based employee benefit plans or arrangements made available to all of the Company's senior management or key employees from time to time, subject to and on a basis consistent with the terms, conditions and overall administration of such plan or arrangement. Such plans and arrangements shall include, without limitation, all pension and retirement plans, supplemental pension and retirement plans, savings and profit sharing plans, life insurance policies, officers' and directors' liability insurance policies, life insurance plans, medical and health insurance plans, disability plans, dental plans, health-and-accident plans or similar plans or arrangements. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the Base Salary or any other obligation payable to the Executive pursuant to this Agreement. The Executive expressly acknowledges that except for the Option described in Section 5(c), he shall not be entitled to, and he shall not participate in Genesee's 1986 Incentive Bonus Plan, as amended, Genesee's Stock Bonus Program or the 1992 Plan or any other stock or equity based program adopted by Genesee or the Brewery as of and after the Effective Date.

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

               (iii)For Cause. By the Company, for Cause. For purposes of this Agreement, "Cause" shall mean (A) repeated and persistent neglect or refusal by the Executive to substantially perform his duties under this Agreement (other than any such failure resulting from the Executive's incapacity due to Permanent Disability), after a demand for substantial performance is delivered to the Executive by the Board stating the manner in which the Company believes the Executive has not substantially performed his duties, and the Executive shall have failed to resume substantial performance of such duties within thirty
          (30) days of receiving such demand, (B) the engaging by the Executive in criminal conduct (including embezzlement and criminal fraud), (C) the commission by the Executive of a felony, or a misdemeanor which impairs the Executive's ability substantially to perform his duties with the Company, (D) any material misappropriation of funds or intentional material damage to the property or businesses of the Company by the Executive or (E) the material breach of this Agreement by the Executive other as set forth in Section 8(a)(iii)(A)).

               (iv) Without Cause. By the Company without Cause upon at least thirty (30) days written notice to the Executive of its election to do so.
               (v) Voluntary Termination. By the Executive other than due to the Employee's death or Permanent Disability ("Voluntary Termination") upon at least forty-five (45) days written notice to the Company of his election to do so.

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

     12. Certain Definitions. As used herein, the following definitions shall apply:

          "Closing Price" shall mean with respect to the Company's Class B common stock on any trading day (A) if such stock is listed or admitted for trading on any United States national securities exchange, or if actual transactions are otherwise reported on a consolidated transaction reporting system, the last reported sale price of such stock on such exchange or reporting system, as reported in any newspaper of general circulation, (B) if such stock is quoted on the National Association of Securities Dealers Automated Quotation System or any similar system of automated dissemination of quotations of securities prices in common use, the mean between the closing high bid and low asked quotations for such day as reported on such system, (C) if neither clause (A) or (B) is applicable, the mean between the high bid and low asked quotations for the common stock as reported by the National Quotation Bureau, Incorporated or (D) if none of clauses (A),
     (B) or (C) apply, the price determined by the Genesee Board in good faith to be the fair market value of such stock.

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


GENESEE CORPORATION                    THE GENESEE BREWING COMPANY, INC.

By:   /s/ Stephen B. Ashley               By:  /s/ Charles S. Wehle
Name:                                     Name:
Title:                                    Title:

                                          /s/ Samuel T. Hubbard, Jr.          .
                                          Samuel T. Hubbard, Jr.