Form 10-K
period 2000-04-29
GENESEE CORP
filed 2000-07-28
CIK 40934

Index to Exhibits
                                                                at Page    53


                       SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                    April 29, 2000
                          ----------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to __


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

Securities Registered Pursuant to Section 12(g) of the Act: Class B Common Stock
                                                        par value $.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

The   aggregate   market  value  of  voting  common  stock  (Class  A)  held  by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 14, 2000 was $ 736,544.

The number of shares outstanding of each of the registrant's classes of common stock as of July 14, 2000 was:
                                                         Number of Shares
                      Class                                 Outstanding
                      -----                               --------------
         Class A Common Stock (voting)                        209,885
              par value $.50 per share
         Class B Common Stock (non-voting)                  1,411,279
              par value $.50 per share

                                     PART I




Item 1.       Description of Business

              General. Genesee Corporation (the "Corporation") was incorporated in 1932 under the laws of the State of New York. The Corporation functions as a holding company, with wholly owned subsidiaries that conduct business in the areas of malt beverage production, dry food processing and packaging, equipment leasing and real estate investment. Financial information about industry segments is set forth in Note 9 to the consolidated financial statements set forth in Item 8 of this report.

CONTINUING OPERATIONS

              Food Business. The Corporation's Foods Division produces a variety of dry food and beverage products, including side dishes, bouillon cubes and powder, artificial sweeteners, soup mixes, iced tea mixes, instant beverage mixes and hot cocoa.

              The Corporation expanded into the foods business in fiscal 1988, when it acquired Ontario Foods, a producer of private label dry food and beverage products. Following a period of internal growth and a series of small acquisitions, the Corporation acquired Freedom Foods, Inc., the nation's largest producer of private label bouillon cubes and powder, in May 1997. The Corporation acquired TKI Foods, Inc., the nation's largest producer of private label artificial sweeteners, in August 1998.

              In October 1998, the Corporation purchased a 340,000 square foot production facility in Medina, New York to house all Foods Division operations. During the following months, the Foods Division completed construction of improvements to the Medina facility to accommodate Foods Division operations. In January 2000 the Foods Division completed the relocation of all operations to the Medina facility. The new facility is expected to allow the Foods Division to operate more efficiently by consolidating all existing operations at a single location.

              Foods Division products are produced by mixing and blending various dry ingredients and packaging these products in a variety of packaging configurations, including flexible pouches, cups, cartons, fiber and metal cans and bulk packaging in fiber drums and polyethylene lined cartons.

              Foods Division products are sold by Foods Division salesmen and through a network of independent brokers to food store chains throughout the United States as private label products under the label of the food store chain or as house brands under Foods Division proprietary brand labels. Chain store private label products are a growing product category in the United States and represent the largest component of Foods Division revenues.

              The Foods Division's proprietary brand labels are Thirst Quench'r, Taste of the Alps, Sadano's, Golden Kettle, Freedom, Thin & Trim, Sweet 10, Sprinkle Sweet and Superose. Except for these trademarks, the Foods Division does not own any trademarks, patents, franchises or concessions which are material to its business.

              The Foods Division also produces and packages dry food and beverage products under contract processing/packaging arrangements with major food companies. Contract processing/packaging agreements are typically short term in nature, terminating with the end of the particular production run. As a result of the TKI Foods acquisition, the Foods Division also produces and packages a broad range of products for a small number of large grocery distributors who in turn sell to retail grocery chains and other food retailers.

              The food and beverage products produced by the Foods Division utilize a variety of ingredients. Some of these ingredients are processed by the Foods Division from a raw state while others have been pre-processed and are further processed by the Foods Division to produce the finished product. Numerous sources of supply are available for the ingredients used in the Foods

Division's products. Packaging materials used by the Foods Division are purchased from a variety of sources. Products produced under contract processing/packaging agreements typically utilize ingredients and packaging supplied by the customer.

              The Foods Division's product mix varies on a seasonal basis. For example, iced tea and beverage mixes are produced in greater quantity in the spring and summer months whereas bouillon products, dry soup mixes, side dishes and hot cocoa are typically produced more heavily in the fall and winter months.

              The dry food industry consists of thousands of producers ranging from large multi-national companies with extensive product offerings and operations, to small specialty producers which serve specific geographic areas or market niches. The Foods Division competes primarily on the basis of quality, price and service.

              The Foods Divisions major product lines continue to face competitive pressure. Prolonged price promotion by the leading side dish brand has resulted in lower sales and operating margins for the Foods Division's side dish line. The major launch of a new side dish brand in fiscal 2000 has generated additional competitive pressure on the Foods Division's line of private label side dishes.

              The Foods Division's private label iced tea mix has also experienced a decline in revenues and margins as a result of aggressive efforts by a large Canadian sugar refiner to displace the Foods Divisions products in key supermarket accounts. This Canadian refiner had previously been a supplier of bulk iced tea mix to the Foods Division but in January 1999 began selling iced tea mix in retail packages directly to U.S. supermarket chains, in direct competition with the Foods Division.

              The Foods Division's line of private label artificial sweeteners is facing new competition from the producer of the leading national brand, which expanded its product line in fiscal 2000 to include private label artificial sweeteners. The Foods Division has successfully placed its private label artificial sweeteners line in new accounts to counteract this new competitor.

              The accelerating pace of consolidation within the retail food industry poses another challenge for the Foods Division. This consolidation is creating bigger, more powerful store chains that have greater buying power, centralized purchasing and larger geographic scope. One of the objectives of these consolidations is to exercise greater control over chain store suppliers like the Foods Division. To remain competitive, the Foods Division will need to continue to lower its costs, expand its product lines and improve the efficiency of its distribution network to serve the nationwide operations of these large chains.

              The Foods Division's business strategy is designed to meet these challenges. With leadership in three major private label categories (side dishes, bouillon and artificial sweeteners) and nationwide distribution, the Foods Division is positioning itself to meet this competitive threat. The Corporation continues to monitor competitive conditions in the private label and retail food industries to determine whether changes are required to its Foods Division strategy.

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

DISCONTINUED OPERATIONS

             Malt Beverage Business. The Corporation's malt beverage business is conducted by its wholly owned subsidiary, The Genesee Brewing Company, Inc. ("Genesee Brewing Company"). Genesee Brewing Company commenced brewing at the end of Prohibition in 1933.

              On December 16, 1999, Genesee Brewing Company entered into an agreement to sell substantially all of its assets to the owner of City Brewing Company. Genesee Brewing Company terminated this agreement on May 1, 2000 because the buyer was unable to satisfy certain conditions set forth in the agreement. The Corporation's Board of Directors has formed a Special Committee that is continuing to explore strategic alternatives for the brewing business, including a proposal for a management-led buyout.

              During the fiscal year ended April 29, 2000, Genesee Brewing Company sold 1,550,000 million barrels of malt beverage products, a decrease of 5.7% over the prior fiscal year. Sales generally are greater in the summer than in the winter months.

              Malt beverage products produced by Genesee Brewing Company are marketed under the following trademarks: Genesee Beer, Genesee Light Beer, Genesee Cream Ale, Genesee 12-Horse Ale, Genesee NA, Genny Ice Beer, Genny Red Lager, Genesee Spring Bock, Koch's Golden Anniversary Beer and Koch's Golden Anniversary Ice Beer. These brands are referred to in this report as the "Genesee Core Brands." The Genesee Core Brands contributed 60% of Genesee Brewing Company's barrel sales in fiscal 2000 and 62% of barrel sales in fiscal 1999.

              The product development, sales and marketing of Genesee Brewing Company's line of craft brands is conducted by a separate division known as HighFalls Brewing Company. The HighFalls Brewing Company brands are marketed under the following trademarks: Michael Shea's Irish Amber, Michael Shea's Black & Tan and JW Dundee's Honey Brown Lager. These brands are referred to in this report as the "HighFalls Brands." The HighFalls Brands contributed 19% of Genesee Brewing Company's barrel sales in fiscal 2000 and 23% of barrel sales in fiscal 1999.

              Genesee Brewing Company owns no patents, licenses, franchises or concessions, except for the trademarks identified above. These trademarks are a valuable source of product identity for Genesee Brewing Company brands.

              Genesee Brewing Company also produces malt beverage products under a contract with Boston Beer Company. The contract between Genesee Brewing Company and Boston Beer Company extends through the year 2016 but either party may terminate the contract without cause after giving the other party between
one  and  four  years'  prior  notice  of  termination.   The  duration  of  the
notification period is based on the volume of product produced under the contract in the twelve months preceding the notice of termination -- the greater the volume, the longer the notification period required. In fiscal 2000, Genesee Brewing Company produced 323,000 barrels for Boston Beer Company. Sales to Boston Beer Company accounted for 21% of Genesee Brewing Company's barrel sales in fiscal 2000 and 15% of barrel sales in fiscal 1999.

              Except in Monroe County, New York, where Genesee Brewing Company sells its products directly to retailers, beer and ale are sold to approximately 280 independent wholesale distributors. Through this distribution system, malt beverages produced by Genesee Brewing Company are resold to retailers in thirty-seven states and the Canadian province of Ontario. Sales to distributors located in New York, Pennsylvania and Ohio accounted for approximately 77% of Genesee Brewing Company's sales in fiscal 2000 and 74% in fiscal 1999.

              Genesee Brewing Company's sales and marketing organization consists of advertising, marketing, sales, graphics design, merchandising, sales administration and field sales personnel. These sales personnel work with the independent distributors to stimulate sales in each distributor's territory.

              The brewing industry in the United States is mature and highly competitive. The domestic brewing industry is dominated by three brewers (Anheuser-Busch, Miller Brewing Co. and Coors Brewing Co.) whose brands accounted for approximately 80% of the beer and ale sold in the United States in 1999. Genesee Brewing Company brands accounted for less than 1% of the beer sold in the United States in 1999. Genesee Brewing Company's relative position in the domestic brewing industry in terms of annual barrel sales is believed to be fifth.

              Genesee Brewing Company competes with more than 100 companies that produce, import or market malt beverage products in the United States. Genesee Brewing Company's products compete with nationally distributed brands, regionally and locally distributed brands, microbrewed brands, contract brewed brands and imported brands. Genesee Brewing Company products compete on the basis of advertising, taste, quality, packaging, pricing and/or promotion, depending on the competitive brand strategy and the particular market involved. Although all brands compete against each other in the overall market, specific brands compete primarily with other brands that are positioned in the same product category. The product categories that are generally recognized in the United States are super-premium priced, premium priced, regional or popular priced, malt liquor, craft/specialty, alternative/flavored malt beverage and import categories. The Genesee Core Brands generally compete in the regional and popular priced categories. Depending on the particular market, the HighFalls Brands compete in the premium, craft/specialty or super-premium category.

              Overall consumption of malt beverage products in the United States has increased only slightly in recent years and demand for many established domestic brands has declined as consumers turned to nationally advertised light beers, imported brands and a variety of alternative/flavored malt beverage products such as hard lemonade. As has been the case for several years, the Genesee Core Brands continue to experience declining volume; declining 9% in fiscal 2000 and 12% in fiscal 1999.

         As a result of these trends and the excess capacity that exists in the industry, brewers have attempted to gain market share through pricing promotions, intensive marketing and promotional programs, new product introductions and innovative packaging. Intense price competition has prevented any meaningful price increases during the past several years, particularly in Genesee Brewing Company's core markets. In addition, the industry has seen increased levels of price discounting and price promotions and a growth in popularity of value priced 30 can Multipaks.

         The competitive position of smaller brewers like Genesee Brewing Company has also been adversely affected by the consolidation that is occurring within the distribution tier of the brewing industry. The National Beer Wholesalers Association estimates that the number of beer wholesalers in the United States declined by 14% between 1992 and 1997. The effects of this consolidation have been aggravated by the aggressive efforts of the large national brewers to obtain an increasing share of the distributor's time and attention devoted to their brands. During the past several years, the large national brewers have implemented a wide range of inducements, incentives and contractual terms to cause their distributors to make a greater commitment to their brands, largely at the expense of the brands of smaller brewers, like Genesee, that are also sold by these distributors. Many markets are now served by two or three beer distributors which generate the majority of their volume and revenue selling national or imported brands. These developments have made it increasingly difficult for Genesee Brewing Company to effectively promote and sell its brands in its core markets and to expand sales of its products in new or lower share markets.

             After a period of rapid growth during the early 1990's, growth of the craft/specialty category slowed dramatically in 1997 and the category experienced a decline in volume over the next several years. The large national brewers have entered the category with craft-style products of their own or by acquiring ownership interests in existing craft/specialty brewers. In addition, the growing popularity of imported malt beverages indicates that consumers willing to purchase higher priced beer are showing a preference for imports at the expense of craft and specialty brands. Although the craft/specialty category appears to have stabilized in the past year, the Corporation does not expect the category to experience any meaningful growth and the Corporation expects that competitive pressures in the category will continue. Sales of the HighFalls Brands declined 22% in fiscal 2000 and 12% in fiscal 1999.

              The competitive conditions in the brewing industry that are impacting the performance of Genesee Brewing Company are not expected to abate in the near term. In response to these conditions, Genesee Brewing Company implemented on aggressive cost reduction program in fiscal 2000, including a 22% reduction in employment. In addition, Genesee Brewing Company has postponed plans to expand distribution into additional states and is proceeding more slowly with plans to add new brands to its product line. Genesee Brewing Company is focusing its resources on stabilizing sales and improving trends for its current brand portfolio in existing markets.

              Management is exploring further opportunities to reduce costs, improve efficiencies and rationalize the Corporation's brewing business. Genesee Brewing Company is also seeking to attract additional contract brewing volume. Additional contract brewing would improve Genesee Brewing Company's capacity utilization. The Corporation also continues to explore long-term strategic alternatives for its brewing business, acknowledging that the brewing industry has undergone fundamental change during the past ten years and is now dominated by large, global players whose resources dwarf those of Genesee Brewing Company.

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

              Genesee Brewing Company purchases all of its requirements for glass bottles in which beer and ale are packaged from one source. Genesee Brewing Company is not under any contractual obligation to limit purchases to this supplier. Consolidation in the glass industry in North America has reduced the number of glass bottle suppliers available to Genesee Brewing Company so alternative sources for bottles might not be readily available if the current supplier is unable to supply Genesee Brewing Company's requirements.

              Genesee Brewing Company purchases all of its requirements for aluminum cans from a single supplier under an agreement which runs through December 2003. This supplier has multiple plants which are qualified to produce cans for Genesee Brewing Company. If the current supplier was unable to supply Genesee Brewing Company's requirements, alternative sources for aluminum cans might not be readily available. The cost of aluminum cans decreased slightly in fiscal 2000 because economic difficulties in South America, Japan and Asia reduced global consumption.

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

              Genesee Brewing Company has an agreement to purchase virtually all of its requirements for barley malt from a single supplier. This agreement runs through December 2001. Alternative sources for barley malt are readily available, subject to the possibility of shortages which may affect the entire commercial malting industry. Specialty malts used in craft products are purchased from a single supplier and additional sources for specialty malts are readily available.

              Genesee Brewing Company purchases corn grits on the open market from four suppliers and is not under any contractual commitment with any of these suppliers. Prices for corn grits are determined by the commodity futures market.

              The price, quality and availability of agricultural ingredients used in the brewing process are affected by weather and other climatic conditions in the regions where these ingredients are grown. The 1999 growing season was favorable for both quality and yields for corn. As a result, there was adequate supply and prices for corn products were substantially lower in fiscal 2000. Yields and quality of the 1999 barley crop were lower than 1998, which resulted in higher prices for barley malt during the second half of fiscal 2000.

              The price, quality and availability of agricultural ingredients for the remainder of fiscal 2000 should be determined by climatic conditions during the 2000 growing season. To date, conditions have been favorable in the regions where agricultural ingredients used by Genesee Brewing Company are grown.

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

              Although Genesee Brewing Company has facilities for removing certain solid waste materials from effluent discharged by its Rochester, New York brewing plant, the effluent is discharged into the Rochester Pure Waters District sewage system for further treatment. An agreement with the Rochester Pure Waters District provides that Genesee Brewing Company will make annual surcharge payments to the District which fluctuate with production levels and may vary according to effluent content. In fiscal 2000, a surcharge of approximately $253,000 was paid in addition to the normal sanitary and combined sewage charge for the year of approximately $576,000.

              In response to state regulations that went into effect in December 1999 that would have required Genesee Brewing Company to make significant capital expenditures to modify the brewery's system for storing and handling chemicals used to clean and sanitize brewing equipment and refillable bottles, Genesee Brewing Company modified certain operations and is changing the chemicals used with the system to exempt the system from the regulations.

              Other Businesses. The Corporation's equipment leasing business is conducted by a joint venture known as Cheyenne Leasing Company ("Cheyenne"), which is 85% owned by the Corporation's Genesee Ventures, Inc. ("Genesee Ventures") subsidiary.

              In August 1999, the Corporation approved a plan to wind down its equipment leasing business. Under this plan, Cheyenne Leasing Company ceased funding new leases on December 31, 1999. On June 28, 2000, the Corporation announced that Cheyenne had entered into an agreement in principle to sell a significant portion of its lease portfolio under which Cheyenne would retain and continue to manage the leases in its portfolio that expire prior to May 1, 2001. The sale is subject to a number of contingencies customary to such transactions, including satisfactory due diligence and negotiation of a definitive agreement.

              Prior to the cessation of new lease funding, Cheyenne Leasing Company financed during fiscal 2000 leases involving equipment having an initial cost of approximately $380,000, down from $14.2 million of new lease volume in fiscal 1999. Cheyenne's total lease portfolio as of April 29, 2000 included 219 leases representing an initial equipment cost of approximately $101.2 million.


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

              Genesee Ventures has not made a new real estate investment since 1995. Given the less liquid nature of real estate investments and the Corporation's changing cash needs, there are no plans for Genesee Ventures to make any additional real estate investments in the foreseeable future.

              Employees. As of April 29, 2000, the Corporation and its subsidiaries employed 627 people. Genesee Brewing Company employed 427 people, approximately 300 of whom are represented by six separate unions whose collective bargaining agreements generally conform to those of the brewing industry. Employee relations with Genesee Brewing Company's employees have been good. The Foods Division employed 200 people, none of whom are represented by a union. Employee relations with the Foods Division's employees have been good.


Item 2.       Properties

CONTINUING OPERATIONS

              Food Processing Operations. The Foods Division owns a 340,000 square foot facility in Medina, New York that houses all of the operations.
Since being acquired in October 1998, this facility has been extensively modified to accommodate all office, production, laboratory and warehousing requirements of the Foods Division. The Medina facility is encumbered by a mortgage given to secure financing to acquire the property.

              The Foods Division has production equipment for mixing and packaging of food products. This equipment is in generally good condition, is regularly maintained and upgraded and is comparable to that used in the industry.

              The Medina facility and related equipment are adequate and suitable for the current needs of the Foods Division and the Medina facility has adequate space to accommodate additional operations.

DISCONTINUED OPERATIONS

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

              Genesee Brewing Company owns and operates a fleet of 9 delivery trucks, 9 tractors and 15 trailers used to transport beer to customers. Genesee Brewing Company also owns or leases 56 automobiles used by salesmen and executives and 11 pick-up trucks and vans.


              Other. The Corporation's Genesee Ventures subsidiary has interests in three real estate investments which are described in the Other Businesses section of Item 1 of this report. Each real estate investment is owned by a separate subsidiary of Genesee Ventures in partnership with a real estate investment and management company.


Item 3.       Legal Proceedings
              None.


Item 4.       Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------
              There were no matters submitted to a vote of security holders during the fourth quarter ended April 29, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

              The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of June 26, 2000, the number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 119 and 950, respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:


      UNAUDITED      FISCAL YEAR ENDED APRIL 29, 2000     FISCAL YEAR ENDED MAY 1, 1999
                             Market Price                        Market Price
                       High      Low    Dividends           High       Low    Dividends
------------------------------------------------------------------------------------------

First Quarter       $ 26 5/8    20 1/3    .35             $ 38 3/8     311/2     .35
Second Quarter        26        19 4/7    .35               34         19 5/8    .35
Third Quarter         29 1/8    19 3/4    .35               26 5/8     22 3/8    .35
Fourth Quarter        23        17 1/2    .35               23 1/2     19 5/8    .75
------------------------------------------------------------------------------------------

Dividends paid in any year are determined by the Corporation's Board of Directors based on earnings, capital requirements and the overall financial condition of the Corporation.

Item 6.       Selected Financial Data


            Years Ended              4/29/00   5/1/99   5/2/98  5/3/97  4/30/96
--------------------------------------------------------------------------------

Net Revenues From Continuing
Operations                          $ 45,548    44,893    35,358  26,031  21,814

Net (Loss)/Earnings From Continuing
Operations                            (1,141)      920     2,430   1,421   2,213

Net (Loss)/Earnings From
Discontinued Operations               (2,259)    1,543    (1,095)  1,925   1,108

Total Assets                          95,771   143,953   135,589 136,929 134,035

Total Long Term Debt                   6,273     4,761         -       -       -

Basic (Loss)/Earnings Per Share
From Continuing Operations             (.70)      .57       1.50     .88    1.37

Basic (Loss)/Earnings Per Share
From Discontinued  Operations         (1.40)      .95       (.67)   1.19     .69


Diluted (Loss)/Earnings Per Share
From Continuing Operations             (.70)      .57       1.49     .87    1.37


Diluted (Loss)/Earnings Per Share
From Discontinued Operations          (1.40)      .95       (.67)   1.19     .68


Cash Dividends Per Share               1.40      1.80       1.80    1.80    1.80
--------------------------------------------------------------------------------

(Dollars in thousands, except per share data)

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         This  financial   review  should  be  read  in  conjunction   with  the
accompanying consolidated financial statements and contains management's discussion and analysis of the Corporation's results of operations and liquidity. The discussion of operating results and liquidity and capital resources for fiscal 2000, fiscal 1999, and fiscal 1998 excludes the discontinued brewing, equipment leasing, and real estate investment businesses discussed in Note 2 of the accompanying consolidated financial statements.

         Summary Consolidated net revenues from continuing operations for the fiscal year ended April 29, 2000 were $45.5 million compared to $44.9 million in fiscal 1999 and $35.4 million in fiscal 1998. The increase in net revenues from continuing operations was due to increased sales volume by the Corporations Foods Division, which increased significantly during fiscal 1999 as a result of the purchase of TKI Foods, Inc.

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $1.7 million for fiscal 2000 compared to operating income of $752,000 for fiscal 1999 and operating income of $1.4 million for fiscal 1998. The decrease of approximately $2.4 in operating income between fiscal 2000 and fiscal 1999 was largely due to a $1.2 million charge during fiscal 2000 related to execution of a severance agreement with the Corporation's former CEO and approximately $2.1 million in Foods Division transition costs related to the movement of all production to the Medina, New York facility.
These amounts were offset by a reduction of approximately $1.3 million in administrative costs related to the acquisition of TKI Foods, Inc. during fiscal 1999 that were not duplicated in fiscal 2000.

         On a consolidated basis, the Corporation reported a loss from continuing operations of $1.1 million, or $.70 basic and diluted loss per share, for fiscal 2000, compared to earnings from continuing operations of $920,000, or $.57 basic and diluted earnings per share, for fiscal 1999, compared to earnings from continuing operations of $2.4 million, or $1.50 basic and $1.49 diluted earnings per share, for fiscal 1998. This decrease in earnings from continuing operations is primarily related to the items mentioned in the previous paragraph.

         The Corporation reported a net loss from discontinued operations of $399,000, net of a tax benefit of $142,000, or $.25 basic and diluted loss per share for fiscal 2000, compared to net earnings from discontinued operations of $1.5 million, net of tax expense of $1.0 million, or $.95 basic and diluted earnings per share for fiscal 1999, compared to a $1.1 million net loss from discontinued operations, net of a tax benefit of $645,000, or $.67 basic and diluted loss per share for fiscal 1998. As a result of the decision by Cheyenne Leasing Company to sell its equipment lease portfolio the Corporation also reported a loss on disposal in fiscal 2000 in the amount of $1.9 million, net of a tax benefit of $1.2 million and including a provision of $543,000 for operating income during the phase-out period, or $1.15 basic and diluted loss per share.



              Results of Continuing Operations (Fiscal 2000 vs. Fiscal 1999)


              Foods Division

              Net sales for the Corporation's Foods Division increased $600,000 to $45.5 million in fiscal 2000 as compared to $44.9 million in fiscal 1999. The increase in net sales was primarily attributable to an additional $500,000 in revenue from a new packaging contract.

              Gross profit for the Foods Division decreased $1.9 million to $6.1 million in fiscal 2000, compared to $8.0 million in fiscal 1999. The decrease in gross profit was primarily the result of $1.9 million of costs incurred by the Foods Division during fiscal 2000 in transitioning production to the Medina, New York facility that was acquired in fiscal 1999.

              Selling, general and administrative expenses decreased $600,000 in fiscal 2000 compared to fiscal 1999. This decrease is primarily the result of the elimination of duplicate staffing costs incurred in connection with the acquisition of TKI Foods and Spectrum Foods during fiscal 1999.

              The Foods Division had an operating profit of $190,000 in fiscal 2000, which was $1.4 million less than the $1.6 million operating profit reported in fiscal 1999. Foods Division profitability in fiscal 2000 was adversely impacted by the reasons identified above. The Foods Division has completed the consolidation of all operations at the Medina facility. Consolidation of all operations at a single location is expected to generate significant cost savings for the Foods Division.

              See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Foods Division, which is incorporated herein by reference thereto.

              Results of Continuing Operations (Fiscal 1999 vs. Fiscal 1998)


              Foods Division

              Net sales for the Corporation's Foods Division increased $9.5 million to $44.9 million in fiscal 1999 as compared to $35.4 million is fiscal 1998. The increase in net sales was primarily attributable to $12.8 million in sales of artificial sweeteners and other private label food products of TKI Foods, Inc. and Spectrum Foods, Inc., which were acquired by the Corporation during the second quarter of fiscal 1999. The increase in net sales attributable to the TKI Foods and Spectrum Foods acquisitions was partially offset by the loss of $2.3 million in net sales from a one-time government soup contract that was completed in fiscal 1998. The Foods Division did not aggressively seek to replace this contract manufacturing business, instead devoting resources to its core retail private label business and the relocation and integration of TKI Foods and Spectrum Foods business into the Foods Division.

              Also partially offsetting the increase in net sales was the loss of $1.5 million of ice tea mix sales in fiscal 1999 as compared to fiscal 1998. Some of the Foods Division's retail chain store customers shifted their iced tea purchases to a Canadian sugar refiner that is seeking to aggressively expand its share of the United State's private label iced tea mix market. This Canadian supplier, which controls a large percentage of the U.S. tariff rate quota for imported products, offered extremely low prices to Foods Division iced tea mix customers to draw their iced tea mix business away from the Foods Division. Management believes certain actions by the Canadian sugar refiner violates the United States trade laws. The Corporation is seeking relief from these trade practices through appropriate government channels. In addition to sales lost when Foods Division customers shifted their iced tea mix to the Canadian sugar refiner, the Foods Division also had to significantly reduce its prices for iced tea mix to its other iced tea mix customers to retain their business, which further eroded iced tea mix revenues and profit margins in the third quarter.

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

              See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Foods Division, which is incorporated herein by reference thereto.

Liquidity and Capital Resources (from continuing operations)


         Cash and cash equivalents and marketable securities increased $1.8 million from May 1, 1999 to April 29, 2000. Cash and cash equivalents totaled $7.6 million at April 29, 2000 and $5.8 million at May 1, 1999. Marketable securities totaled $8.0 million at April 29, 2000 and May 1, 1999.

             Net trade accounts receivable decreased by $7.4 million, of which $6.6 million relates to the discontinued brewing business which is included in the balance at May 1, 1999. The decrease of $860,000 from the May 1, 1999 balance is primarily attributable to timing of sales volume at the Foods Division.

            Inventories decreased by $7.2 million, of which $5.3 million relates to the discontinued brewing business and is included in the balance at May 1, 1999. The remaining $1.9 million decrease in inventories is the result of a concerted effort by the Foods Division to reduce inventory levels.

            Net property, plant and equipment decreased by $24.4 million, of which $27.0 million relates to the discontinued brewing business which is included in the balance at May 1, 1999. The remaining increase of $2.6 million from May 1, 1999 to April 29, 2000 is primarily a result of capital additions to the Foods Division facility in Medina, New York as well as other Foods Division acquisitions of property, plant and equipment being offset by normal depreciation and amortization of such assets.

           Other assets decreased by $2.0 million, of which $2.2 million relates to the discontinued brewing and leasing, real estate and investment businesses which is included in the balance at May 1, 1999. The remaining increase of $200,000 is due to a variety of insignificant account balance changes.

           Current liabilities decreased $18.1 million, of which $14.4 million relates to the discontinued brewing, equipment leasing and real estate investment businesses which is included in the balance at May 1, 1999. The remaining $4.3 million decrease in current liabilities is the result of the satisfaction of the $3.0 million line of credit that was paid down in the third quarter of fiscal 2000, $600,000 less in accounts payable due to timing of payments, $1.1 million less in income taxes payable due to significant estimated tax payments being made during the second quarter of fiscal 2000, and $1.4 million less in accrued compensation and other accrued expenses due to certain accrued amounts related to the acquisition of TKI Foods, Inc. having been paid off during the first three quarters of fiscal 2000, offset by approximately $2.1 million of discontinued operations balance sheet reclassifications related to net liabilities held for disposal.

         Notes payable increased $1.5 million net of repayments due to the draw down of funds on a multiple disbursement term note used to fund the renovation of the Foods Division's new facility in Medina, New York.

             Deferred income tax liabilities, noncurrent portion, decreased $7.9 million, of which $12.4 million relates to the discontinued equipment leasing and real estate investment businesses which is included in the balance at May 1, 1999.

             The Corporation is re-evaluating its capital resources in light of its decision to divest its brewing business and the decision to wind down and divest of its equipment leasing business. Until this evaluation is completed, the Corporation is not actively searching for new acquisition opportunities for its Foods Division, instead devoting resources to internal development of new private label products and extensions of existing product lines.

             In connection with the decision to divest its brewing business and the wind down and divestiture of its equipment leasing business, the Corporation is evaluating its projected cash flows, capital resources and liquidity requirements. As part of this assessment, the Corporation's Board of Directors is reviewing the Corporation's dividend policy to determine whether shareholder value would be enhanced by a change in the Corporation's current dividend policy.

See also the information in Item 1 regarding known trends and uncertainties in the Corporation's businesses, which is incorporated herein by reference thereto.

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

FORWARD-LOOKING STATEMENTS

              This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, and statements about industry trends and conditions that may affect the performance or financial condition of the Corporation and its subsidiary businesses. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could cause actual results to differ from the expectations stated in these forward-looking statements include, among others, the inability to implement strategic alternatives to address the declining sales and operating losses reported by the Genesee Brewing Company; the inability of Genesee Brewing Company and its distributors to develop and execute effective marketing and sales strategies for Genesee Brewing Company's products; the potential erosion of sales revenues and profit margins through continued price stagnation, increased discounting or a higher proportion of sales in lower margin Multipaks; the continued lack of meaningful growth in the craft/specialty beer category or a resumption of the decline in sales for the category; uncertainties due to intense competition in the beer industry; demographic trends and social attitudes that could reduce beer sales; the continued growth in the popularity of import and nationally advertised beers; increases in the cost of aluminum, packaging and other raw materials; the Corporation's inability to maintain manufacturing and overhead costs for its brewing and foods businesses at competitive levels; changes in significant laws and government regulations affecting sales, advertising and marketing of malt beverage products; significant increases in federal, state of local beer or other excise taxes; the potential impact of beer industry consolidation at both the brewer and distributor levels; a shift in consumer preferences away from store-brand, private label food products; increased competition from branded food producers that could adversely affect sales of private label products; the possibility that branded food producers will expand their product lines to include private label products that could displace the Foods Divisions products in key accounts; the potential impact of consolidation in the retail supermarket industry that could adversely affect the Foods Division's ability to maintain or expand its existing customer base; an economic slowdown or recession that could increase the credit risk associated with Cheyenne Leasing Company's lease portfolio; and the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne's lease portfolio matures.

Item 8.       Financial Statements and Supplementary Data


Selected Quarterly Financial Data (Unaudited)

                                 First     Second    Third     Fourth    Total
Fiscal Year Ended 4/29/00       Quarter   Quarter   Quarter   Quarter     Year
--------------------------------------------------------------------------------

Net Revenues From Continuing
Operations                      $ 10,483 $ 12,518  $ 11,786  $ 10,761  $ 45,548

Gross Profit From Continuing
Operations                           840    1,760     1,995     1,532     6,127

Net (Loss)/Earnings From
Continuing Operations               (643)      77       407      (982)   (1,141)

Net Earnings/(Loss) From
Discontinued Operations            1,169   (1,549)     (105)   (1,774)   (2,259)

Basic (Loss)/Earnings Per
Share From Continuing               (.40)     .05       .25      (.60)     (.70)
Operations

Basic Earnings/(Loss) Per
Share From Discontinued              .72     (.96)     (.06)    (1.10)    (1.40)
Operations

Diluted (Loss)/Earnings Per
Share From Continuing               (.40)     .05       .25      (.60)     (.70)
Operations

Diluted Earnings/(Loss) Per
Share From Discontinued              .72     (.96)     (.06)    (1.10)    (1.40)
Operations
--------------------------------------------------------------------------------
                                 First     Second    Third     Fourth    Total
Fiscal Year Ended 5/1/99        Quarter   Quarter   Quarter   Quarter     Year
--------------------------------------------------------------------------------

Net Revenues From Continuing
Operations                     $ 6,495   $ 13,788  $ 11,691  $ 12,919  $ 44,893

Gross Profit From Continuing
Operations                         492      3,211     2,498     1,838     8,039

Net Earnings From Continuing
Operations                         165        508       240         7       920

Net Earnings/(Loss) From
Discontinued Operations            967     (1,094)    1,511       159     1,543

Basic Earnings Per Share From
Continuing Operations              .10        .31       .15       .01       .57

Basic Earnings/(Loss) Per
Share From Discontinued            .60       (.67)      .93       .09       .95
Operations

Diluted Earnings Per Share
From Continuing Operations         .10        .31       .15       .01       .57

Diluted Earnings/(Loss) Per
Share From Discontinued            .60       (.67)      .93       .09       .95
Operations
--------------------------------------------------------------------------------

(Dollars in thousands, except per share data)

(b)   Index to Financial Statements
                                                                     Page
    Report of Independent Accountants - PricewaterhouseCoopers LLP    18

    Consolidated Balance Sheets at April 29, 2000 and May 1, 1999     19

    Consolidated Statements of Earnings and Comprehensive Income
      For the three years ended April 29, 2000, May 1, 1999, and
      May 2, 1998                                                     20

    Consolidated Statements of Shareholders Equity
      For the three years ended April 29, 2000, May 1, 1999, and
      May 2, 1998                                                     21

    Consolidated Statements of Cash Flows
      For the three years ended April 29, 2000, May 1, 1999, and
      May 2, 1998                                                     22

    Notes to Consolidated Financial Statements                        23

    Financial Statement Schedules:
      For the three years ended April 29, 2000, May 1, 1999, and
      May 2, 1998
      Schedule II - Consolidated Valuation and Qualifying Accounts   52

                        Report of Independent Accountants




   The Board of Directors and Shareholders
   of Genesee Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under item 13(a)(1) and (2) of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Genesee Corporation and its subsidiaries at April 29, 2000 and May 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 29, 2000, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


   /s/PricewaterhouseCoopers LLP


   PricewaterhouseCoopers LLP
   Rochester, New York
   June 21, 2000

                      GENESEE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         April 29, 2000 and May 1, 1999


(Dollars in Thousands, except per share data)

ASSETS                                                                                                2000                    1999
       Current assets:
             Cash and cash equivalents                                                              $ 7,649                 $ 5,836
             Marketable securities available for sale                                                 8,029                   7,964
             Trade accounts receivable, less allowance for doubtful receivables
                   of $262 at April 29, 2000 and $478 at May 1, 1999                                  2,776                  10,222
             Inventories, at lower of cost (first-in, first-out) or market                            9,197                  16,414
             Deferred income tax assets, current portion                                                113                     397
             Other current assets                                                                        61                     751
                                                                                             ---------------        ----------------
                   Total current assets                                                              27,825                  41,584

       Net property, plant and equipment                                                             12,629                  37,040
       Investment in and notes receivable from unconsolidated real estate partnerships                    0                   5,343
       Investments in direct financing and leveraged leases                                               0                  28,285
       Goodwill and other intangibles net of accumulated amortization of $ 3,107 at
             April 29, 2000 and $1,747 at May 1, 1999                                                26,662                  28,280
       Other assets                                                                                   1,446                   3,421
       Net assets held for disposal - noncurrent                                                     27,209                       0
                                                                                             ---------------        ----------------
                   Total assets                                                                    $ 95,771               $ 143,953
                                                                                             ===============        ================

LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
             Line of credit                                                                  $            0                 $ 3,000
             Notes payable, current portion                                                             300                      82
             Accounts payable                                                                         1,454                   8,421
             Income taxes payable                                                                        64                   1,215
             Federal and state beer taxes payable                                                         0                   1,354
             Accrued compensation                                                                       235                   3,505
             Accrued postretirement benefits, current portion                                             0                     731
             Accrued expenses and other                                                               1,384                   5,374
             Net liabilities held for disposal - current                                              2,127                       0
                                                                                             ---------------        ----------------
                   Total current liabilities                                                          5,564                  23,682

       Notes payable, noncurrent portion                                                              5,973                   4,679
       Deferred income tax liabilities, noncurrent portion                                              381                   8,251
       Accrued postretirement benefits, noncurrent portion                                                0                  15,332
       Other liabilities                                                                                646                     493
                                                                                             ---------------        ----------------
                   Total liabilities                                                                 12,564                  52,437

       Minority interests in consolidated subsidiaries                                                    0                   2,479
       Shareholders' equity:
           Common stock:
             Class A common stock, voting, $.50 par value. Authorized 450,000 shares;                   105                     105
                 209,885 shares issued and outstanding
             Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares;             753                     753
                 1,506,876 shares issued
           Additional paid-in capital                                                                 5,847                   5,856
           Retained earnings                                                                         80,023                  85,692
           Accumulated other comprehensive (loss)/income                                               (120)                     77
           Less: Class B treasury stock, at cost; 96,564 shares in 2000 and 97,852 shares in 1999    (3,401)                 (3,446)
                                                                                             ---------------        ----------------
                                                                                             ---------------        ----------------
                    Total shareholders' equity                                                       83,207                  89,037
                                                                                             ---------------        ----------------

                   Total liabilities and shareholders' equity                                      $ 95,771               $ 143,953
                                                                                             ===============        ================

             See accompanying notes to consolidated financial statements.
                                                                                                         $0                      $0

                           GENESEE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS
                                  OF EARNINGS AND COMPREHENSIVE INCOME
                        Years ended April 29, 2000, May 1, 1999, and May 2, 1998

(Dollars in Thousands, Except Per Share Data)

                                                                                  2000                 1999               1998


Revenues                                                                       $ 45,548             $ 44,893           $ 35,358

  Cost of goods sold                                                             39,421               36,854             29,895
                                                                             -------------        -------------      -------------

Gross profit                                                                      6,127                8,039              5,463

  Selling, general and administrative expenses                                    7,801                7,287              4,018
                                                                             -------------        -------------      -------------

Operating (loss)/income                                                          (1,674)                 752              1,445

  Investment income                                                                 549                1,604              2,653
    Other income                                                                    185                  524                124
    Interest expense                                                               (351)                (873)              (173)
                                                                             -------------        -------------      -------------

    (Loss) / earnings from continuing operations before income taxes             (1,291)               2,007              4,049

Income tax (benefit)/expense                                                       (150)               1,087              1,619
                                                                             -------------        -------------      -------------

    (Loss) / earnings from continuing operations                                 (1,141)                 920              2,430

Discontinued operations:
(Loss) / earnings from operations of the discontinued segments
(less applicable income tax (benefit)/expense of $(142), $ 1,008, and $(645)       (399)               1,543             (1,095)

Loss on disposal of Genesee Ventures, Inc., including provision of $ 543 for operating income during phase-out period (less applicable
income tax benefit of $1,240 in fiscal 2000)                                     (1,860)                   0                  0
                                                                             -------------        -------------      -------------

     Net (loss)/earnings                                                         (3,400)               2,463              1,335

Other comprehensive (loss)/income, net of income taxes:
     Unrealized holding (losses)/gains arising during the period                   (197)                (675)               104
                                                                             -------------        -------------      -------------

     Comprehensive (loss)/income                                               $ (3,597)             $ 1,788            $ 1,439
                                                                             =============        =============      =============


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Genesee Corporation and Subsidiaries
(Dollars in thousands, except per share data)


                                                                                                Accumulated
                                                                                                   Other
                                    Common Stock        Additional    Retained   Comprehensive  Treasury Stock
                                  Class A  Class B   Paid-In Capital  Earnings   Income (Loss)    Class B           Total
                                  --------------------------------------------------------------------------------------------
Balance at May 3, 1997            $ 105    $ 753        $ 5,834       $87,720       $ 648       $ (3,505)        $ 91,555
                                  --------------------------------------------------------------------------------------------

Comprehensive income:
   Net earnings                                                        1,335
   Other comprehensive income                                                          104
Total comprehensive income                                                                                          1,439
Dividends paid - $1.80 per share                                                    (2,912)                        (2,912)
Common stock bonus issued                                     8                                        30              38
                                  --------------------------------------------------------------------------------------------
Balance at May 2, 1998              105      753          5,842       86,143           752         (3,475)         90,120
                                  --------------------------------------------------------------------------------------------

Comprehensive income:
   Net earnings                                                        2,463
   Other comprehensive income                                                         (675)
Total comprehensive income                                                                                          1,788
Dividends paid - $1.80 per share                                      (2,914)                                      (2,914)
Common stock bonus issued                                    14                                        29              43
                                  --------------------------------------------------------------------------------------------

Balance at May 1, 1999               105     753          5,856       85,692            77         (3,446)         89,037
                                  --------------------------------------------------------------------------------------------

Comprehensive income:
   Net loss                                                           (3,400)
   Other comprehensive income                                                         (197)
Total comprehensive income                                                                                         (3,597)
Dividends paid - $1.40 per share                                      (2,269)                                      (2,269)
Common stock bonus issued                                    (9)                                       45              36
                                  --------------------------------------------------------------------------------------------

Balance at April 29, 2000          $ 105   $ 753        $ 5,847      $80,023        $ (120)      $ (3,401)      $  83,207
                                  --------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements


                       GENESEE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years ended April 29, 2000, May 1, 1999, and May 2, 1998


(Dollars in thousands)                                                      2000           1999             1998

Cash flows from operating activities:
    Net (loss) / earnings from continuing operations                     $ (1,141)          $ 920          $ 2,430
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation and amortization                                     2,853           2,165            1,239
          Net gain on sale of marketable securities                            (7)           (922)          (1,302)
          Net loss / (gain) on sale of property, plant and equipment          520             (98)             (36)
          Deferred tax provision                                              185            (327)            (131)
          Other                                                               577             762              451
    Changes in non-cash assets and liabilities:
          Trade accounts receivable                                           775            (336)              41
          Inventories                                                       1,868          (1,671)          (1,368)
          Other assets                                                       (327)            904             (205)
          Accounts payable                                                   (429)             54             (511)
          Accrued expenses and other                                         (809)         (1,584)            (678)
          Income taxes payable                                             (1,151)            365             (240)
          Other liabilities                                                  (547)            101              127
                                                                          -----------    ------------     ------------

                 Net cash provided by (used in) continuing operating
                    activities                                              2,367             333             (183)
          Net cash provided by discontinued operations                      1,464           8,157            6,389
                                                                          -----------    ------------     ------------

                 Net cash provided by operating activities                  3,831           8,490            6,206


Cash flows from investing activities:
    Purchase of TKI Foods, net of cash acquired                                 0         (18,632)               0
    Purchase of Freedom Foods Foods, net of cash acquired                       0               0          (11,060)
    Capital expenditures                                                   (4,491)         (5,368)          (1,157)
    Proceeds from sale of property, plant, and equipment                       65             600              802
    Proceeds from sale of marketable securities                             3,455          10,140           31,668
    Purchases of marketable securities and other investments               (3,499)         (1,929)         (15,385)
                                                                          -----------    ------------     ------------

                 Net cash (used in) provided by continuing investing
                    activities                                             (4,470)        (15,189)           4,868
          Net cash provided by (used in) discontinued operations            6,209           4,996           (9,435)

                 Net cash provided by (used in) investing activities        1,739         (10,193)          (4,567)


Cash flows from financing activities:
    Proceeds from acquisition of debt                                       1,700          14,800                -
    Principal payments on debt                                             (3,188)         (7,039)            (556)
    Payment of dividends                                                   (2,269)         (2,914)          (2,912)

                 Net cash (used in) provided by financing acttivities      (3,757)          4,847           (3,468)


Net increase (decrease) in cash and cash equivalents                        1,813           3,144           (1,829)

Cash and cash equivalents at beginning of the period                        5,836           2,692            4,521


          Cash and cash equivalents at end of the period                  $ 7,649         $ 5,836          $ 2,692


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  April 29, 2000, May 1, 1999, and May 2, 1998


(1)      Summary of Significant Accounting Policies

         Principles of Consolidation and Nature of Operations

         The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include for continuing operations, the consolidated accounts of Genesee Corporation and Ontario Foods, Inc. The vast majority of the Corporation's food products are sold in the United States to independent wholesalers or retail establishments.

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

         Comprehensive Income

         The Corporation reports comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses, and other comprehensive income) in a set of financial statements in order to report a measure of all changes in equity of an enterprise. Other comprehensive income refers to revenues, expenses, gains and, losses that are included in comprehensive income but excluded from net earnings.

         The amount of income tax (benefit) or expense allocated to other comprehensive income for fiscal 2000, 1999 and 1998 was approximately $(110,000), $(380,000) and $59,000, respectively.

         Property, Plant and Equipment
         The Corporation provides for depreciation at rates that are estimated to expense the cost of depreciable assets over the following useful lives: buildings and building improvements, 20 to 25 years; machinery and equipment, 7 to 10 years; office equipment, furniture and fixtures, 5 years; vehicles, 5 years; leasehold improvements, 10 years. The straight-line method of depreciation is generally used on all assets. Depreciation expense amounted to $1,397,089, $673,910 and $553,866 in fiscal 2000, 1999, and 1998, respectively.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies (continued)


         The Corporation regularly assesses all of its long-lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its fair value. The Corporation determined that no impairment loss needs to be recognized for applicable assets in fiscal 2000, fiscal 1999 and fiscal 1998.

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

         Concentration of Credit Risk
         The majority of the accounts receivable balances are from food retailers. The Corporation minimizes its credit risk with purchase money security interests in inventory and personal guarantees or letters of credit.

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

         Fiscal Year
         The Corporation's fiscal year ends on the Saturday closest to April 30. Fiscal years for the financial statements included herein ended April 29, 2000, May 1, 1999, and May 2, 1998.

(2) Planned Divestiture of the Corporation's Brewing, Equipment Leasing and Real Estate Investment Businesses


         The Corporation has announced plans to divest its brewing and equipment leasing businesses. In accordance with generally accepted accounting principles, the results of operations of the brewing, equipment leasing, and real estate investment businesses have been segregated from the Corporation's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive income and in the consolidated statements of cash flows. The results of operations for the brewing, equipment leasing and real estate investment businesses were as follows:


(Dollars in thousands)                        Fiscal 2000            Fiscal 1999            Fiscal 1998

Revenue                                  $     120,983           $     135,687         $      152,482
Less Beer Taxes                                (24,552)                (28,411)               (32,265)
                                         ------------------       -----------------      ----------------

Net Revenue                                     96,431                 107,276                120,217
Cost of Goods Sold                             (70,785)                (78,897)               (90,021)
Selling, General, and Admin.                   (25,661)                (28,783)               (32,328)
Other (Expense) / income                          (526)                  2,955                    392

(Loss) / earnings from operations of
discontinued operations, net of tax
benefit                                           (399)                  1,543                 (1,095)
                                         ====================     =================      ==================
Loss on disposal of Genesee Ventures,
Inc., net of tax benefit                      $ (1,860)             $        -           $          -

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2) Planned Divestiture of the Corporation's Brewing, Equipment Leasing and Real Estate Investment Businesses (continued)


         The net assets of the brewing, equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net assets (liabilities) held for disposal in the accompanying consolidated balance sheet at April 29, 2000. The net assets of the brewing, equipment leasing and real estate investment businesses at April 29, 2000 were as follows:


 (Dollars in thousands)

    Accounts receivable, net                                      $   5,911
    Inventory                                                         4,678
    Net deferred income tax asset, current portion                    1,207
    Other current assets                                                357
    Accounts payable                                                 (6,156)
    Federal and state beer taxes payable                             (1,703)
    Accrued compensation                                             (2,636)
    Accrued postretirement benefits, current portion                   (600)
    Accrued expenses and other                                       (3,185)
                                                                   -----------

         Net liabilities held for disposal - current              $  (2,127)
                                                                   ===========

   Net property, plant and equipment                              $  23,127
   Investment in and notes receivable from unconsolidated real
   estate partnerships                                                5,289
   Investment in direct financing and leveraged leases               21,491
   Net deferred income tax liability, noncurrent portion             (6,590)
   Other assets                                                       1,079
   Accrued postretirement benefits, noncurrent portion              (14,476)
   Other liabilities                                                   (119)
   Minority interest                                                 (2,592)
                                                                   -----------

          Net assets held for disposal - noncurrent                $ 27,209
                                                                   ===========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Planned Divestiture of the Corporation's Brewing, Equipment Leasing and Real Estate Investment Businesses (continued)


         The Corporation's investment in a real estate limited partnership in which it has less than a majority interest is accounted for by the equity method. The Corporation's proportionate share of the results of operations of this unconsolidated limited partnership is recorded net of tax in discontinued operations.

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

         Revenue Recognition

         Revenue from the sale of beer and ale is recognized upon shipment. Revenue from the Corporation's lease portfolio is recognized on a level yield method.

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

         Real Estate Investment

         During the second quarter of fiscal 1998, the Corporation and its partners finalized negotiations with a new lender to refinance the mortgage on a Rochester, New York office building. The financing package includes a $31.5 million first mortgage loan obtained on a non-recourse basis and a $5.5 million term loan that is secured, in part, by a 50% limited guarantee from the Corporation. The Corporation's exposure under the guarantee is capped at $2.75 million.

         The building has an appraised value in excess of the total debt against it. In addition, the other partners in the project have provided the Corporation with collateral to secure the Corporation's obligation under its guarantee of the term loan.

         Retirement Plans

         Substantially all union employees are covered under a multi-employer pension plan, which requires the Corporation to contribute specified amounts per employee. All costs under the plan

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Planned Divestiture of the Corporation's Brewing, Equipment Leasing and Real Estate Investment Businesses (continued)


         are paid currently and charged directly to earnings ($719,000 in fiscal 2000, $815,000 in fiscal 1999, and $853,000 in fiscal 1998).

         All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully trusteed, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($ 959,000 in fiscal 2000, $984,000 in fiscal 1999, and $1,081,000 in fiscal 1998).

         Leasing Activities

         The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a joint venture that is 85% owned by Genesee Ventures, Inc. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at April 29, 2000 and May 1, 1999 is presented below:

                                                                         2000                            1999
                                                              --------------------------       --------------------
                                                                 Direct                          Direct
                                                                Financing  Leveraged            Financing   Leveraged

  Minimum rentals receivable                                  $ 1,160      $   287              $  1,946     $   444
  Estimated unguaranteed residual
     value of leased assets                                       687       24,382                 1,104      31,820
  Unearned and deferred income                                   (187)      (4,838)                 (399)     (6,630)
                                                                -------     --------             -------      --------

  Investment in leases                                          1,660       19,831                 2,651      25,634
                                                                -------     --------             --------     --------

  Investment in direct financing and leveraged leases                    21,491                         28,285
  Deferred taxes arising from leases                                    (10,800)                       (13,694)
                                                                         -------                       -------

  Net after-tax investment in leases                                    $ 10,691                      $ 14,591
                                                                        ========                       =======

 (Dollars in thousands)

         The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at April 29, 2000:

                           Fiscal Year:

                           2001                         $ 927
                           2002                           351
                           2003                           169

            Total minimum rentals receivable          $ 1,447

           (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Planned Divestiture of the Corporation's Brewing, Equipment Leasing and Real Estate Investment Businesses (continued)


         Postretirement Benefits

         The Corporation provides certain health care and life insurance benefits to eligible retired employees and spouses under a welfare benefit plan (the Plan) covering substantially all retirees and employees of Genesee Brewing Company. The Corporation's share of non-bargaining health care costs is limited to twice its fiscal 1993 cost, with the Corporation sharing future health care cost increases equally with non-bargaining retirees until such limit is reached.

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

         The following table sets forth the accumulated postretirement benefit obligation (APBO) and the total postretirement benefit liability for the Plan at April 29, 2000 and May 1, 1999.

         (Dollars in thousands)

                                                                    2000        1999
                                                                    ----        ----
         Accumulated postretirement benefit obligation (APBO)    $ 10,974    $ 12,161
         Unrecognized prior service cost                            2,055       2,644
         Unrecognized net actuarial gain                            2,047       1,258
                                                                    -----       -----
         Total postretirement benefit liability                  $ 15,076    $ 16,063
                                                                  =======       =======

         As of April 29,  2000 and May 1, 1999,  $600,000  and  $731,000 of this obligation was classified as a current liability and $14,476,000 and $15,332,000 was classified as a long-term liability, respectively.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Planned Divestiture of the Corporation's Brewing, Equipment Leasing and Real Estate Investment Businesses (continued)


         Net periodic postretirement benefit cost for fiscal years ended April 29, 2000, May 1, 1999, and May 2, 1998 includes the following components:

         (Dollars in thousands)

                                                             2000           1999           1998
                                                             ----           ----           ----
         Service cost                                    $   253        $    269       $    226
         Interest cost                                       822             789            845
         Amortization of prior service cost                 (377)           (349)          (349)
         Amortization of gain                                 (3)            (42)           (94)
             Gain from curtailment                          (891)              -              -

         Net periodic postretirement (benefit) / cost    $  (196)        $   667        $   628

         The following table summarizes the change in the APBO for fiscal 2000 and fiscal 1999

            (Dollars in thousands)

                                                             2000           1999

         APBO, beginning of year                       $    12,161     $   11,669
         Service cost                                          253            269
         Interest cost                                         822            789
         Actuarial (gain)/loss                                (792)           464
         Benefits paid                                        (791)          (731)
         Amendments                                              -           (299)
         Curtailment gain                                     (679)             -
                                                          -----------    -----------
         APBO, end of year                             $    10,974      $   12,161
                                                           =========       ========

         For measurement purposes, a 6.5%, 7.5% and 8.5% annual trend rate for health care costs was assumed for fiscal 2000, 1999 and 1998 respectively, decreasing gradually to 5.5% by fiscal 2001 and remaining at that level thereafter. The long-term rate for compensation increases for non-bargaining employees is assumed to be 4% for each year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at April 29, 2000 and 7.0% at May 1,1999 and May 2, 1998.

         Increasing the assumed health care cost trend rates by 1 percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation as of April 29, 2000 nor on the net periodic postretirement benefit expense for fiscal 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (3)     Acquisitions
         On August 3, 1998, the Corporation acquired all of the common stock of TKI Foods, Inc. (TKI) and certain assets of Spectrum Foods, Inc. (Spectrum), food companies located in Springfield and Decatur, Illinois, respectively, for $18.6 million, representing $ 5.6 million of assets acquired and $4.2 million of liabilities assumed. TKI and Spectrum primarily package a broad range of dry food products, including artificial sweeteners, that are sold to retail supermarket chains under their own labels. Many of these supermarket chains were already customers of the Corporation. The acquisition was accounted for using the purchase method and was financed by drawing $10.0 million of a $15.0 million credit facility from a commercial bank and with the Corporation's cash reserves and has been included in the Corporation's results of operations since the date of acquisition. The excess of the aggregate purchase price over net assets acquired was approximately $17.2 million.

(4)      Financial Instruments
         The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amount of cash and cash equivalents approximate a reasonable estimation of their fair value. Fair value of marketable securities is determined based on quoted market prices for investments. Fair value of the mortgage receivables is based on discounted cash flows. Fair value of the mortgage payable, based on discounted cash flows, is $401,000 less than the carrying value at April 29, 2000 and equal to the carrying value at May 1, 1999.

         Marketable equity securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at April 29, 2000 are as follows:

                                                                            Gross           Gross
                                                         Amortized     Unrealized      Unrealized       Fair
                                                              Cost          Gains          Losses      Value
  Fixed income securities:
     Debt securities issued by U.S. Government            $  3,595        $   43          $   90     $ 3,548
     Corporate debt securities                               4,485             -             138       4,347

                                                             8,080            43             228       7,895

  Mutual funds:
     Fixed income funds                                         42             -               2          40

  Other                                                         94             -               -          94

     Marketable securities available for sale             $  8,216         $  43          $  230     $ 8,029


 (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Financial Instruments (continued)


         The amortized cost, gross unrealized gains/losses and fair values of marketable securities at May 1, 1999 are as follows:

                                                                                   Gross           Gross
                                                                Amortized     Unrealized      Unrealized       Fair
                                                                     Cost          Gains          Losses      Value
         Fixed income securities:
              Debt securities issued by U.S. Government          $  3,501       $   186    $       20      $  3,667
              Corporate debt securities                             3,946            49            94         3,901

                                                                    7,447           235           114         7,568

         Mutual funds:
              Fixed income funds                                       39             -             1            38

         Other                                                        358             -             -           358

              Marketable securities available for sale            $ 7,844         $ 235       $   115       $ 7,964
                                                                    =====          ====          ====         =====

         (Dollars in thousands)

         The amortized cost and fair value of fixed income securities at April 29, 2000, by contractual maturity, are as follows:

                                                                       Amortized                 Fair
                                                                           Cost                  Value
         Contractual maturity:
              Less than one year                                     $       690              $      651
              After one year, but within five years                        3,712                   3,616
              After five years, but within ten years                       1,809                   1,742
              After ten years                                              1,869                   1,886
                                                                      ----------                --------
         Total fixed income securities                                 $   8,080               $   7,895
                                                                         =======                  ======

         (Dollars in thousands)

         The following represents the total proceeds from sales of marketable securities for fiscal years ended April 29, 2000, May 1, 1999, and May 2, 1998 and the components of net gains and losses realized on those sales, which are determined on a weighted average basis:

                                                                     2000                1999             1998
                                                                     ----                ----             ----
         Proceeds from sales                                      $ 3,455            $ 10,140         $ 31,668
                                                                    =====              ======           ======
              Gains from sales                                        104               1,048            1,818
              Losses from sales                                       (97)               (126)            (516)

         Net gains from sales                                     $     7              $  922      $     1,302
                                                                  =======              ======         ========

         (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (5)     Income Taxes
         Components of income tax expense (benefit) from continuing operations for the fiscal years ended April 29, 2000, May 1, 1999, and May 2, 1998 are as follows:

                                                                                2000          1999            1998
            Current:
              Federal                                                         $ (319)       $ 1,202      $    1,487
              State                                                              (16)           212             263

               Total current income tax (benefit) / expense                     (335)         1,414           1,750

            Deferred:
              Federal                                                            157           (278)           (111)
              State                                                               28            (49)            (20)

               Total deferred income tax expense / (benefit)                     185           (327)           (131)

               Total income tax (benefit) / expense                           $ (150)     $   1,087         $ 1,619
                                                                               =======      =======           =====

              (Dollars in thousands)


         The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the fiscal years ended April 29, 2000, May 1, 1999, and May 2, 1998:

                                                                              2000            1999      1998
                                                                              ----            ----      ----

            Computed expected tax (benefit) / expense @ 34%                   $ (439)        $  682         $ 1,377
            State income taxes (net of federal income tax benefit)                 8             74             145
            Amortization of Goodwill                                             375            330             129
            Other, net                                                           (94)             1             (32)
                                                                              -------     ---------          -------
              Total income tax (benefit) / expense                            $ (150)      $  1,087         $ 1,619
                                                                                =====       =======           =====
            Effective tax rate                                                  11.6%          54.2%          40.0%
                                                                              ======         ======         ======

            (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Income Taxes (continued)
         ------------
         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at April 29, 2000 and May 1, 1999 are presented below:

                                                                                         2000              1999
                                                                                         ----              ----
           Deferred income tax assets:
              Deposit liabilities                                                     $     -        $      205
              Allowance for doubtful accounts                                              82               175
              Unrealized loss on marketable securities                                     67                 -
              Operating accruals                                                          170               168
              Package design                                                              169               125
              Non-compete agreement                                                        94                 -
              Deferred compensation and other
                employee related accruals                                                 195             1,208
              Postretirement benefits other than pensions                                   -             6,425
              Alternative minimum tax credit carryforward                                   -             2,586
              State investment tax credit                                                   -             1,390
              Other                                                                        30             1,503
                                                                                     --------          --------
                    Gross deferred income tax assets                                      807            13,785
              Valuation allowance for deferred income tax assets                            -            (1,033)
                                                                                   ----------          --------
                    Total deferred income tax assets                                      807            12,752
                                                                                      -------          --------
           Deferred income tax liabilities:
              Basis differential on leasing portfolio                                       -            13,694
              Accelerated depreciation on plant and equipment                             774             4,627
              Deferred gain on investment                                                   -             1,378
              Returnable containers                                                         -                82
              Unrealized gains on marketable securities                                     -                43
              Other                                                                       301               782
                                                                                     --------          --------
                    Total deferred income tax liabilities                               1,075            20,606
                                                                                      --------          -------
                    Net deferred income tax liabilities                            $      268         $   7,854
                                                                                     =========         ========

           (Dollars in thousands)

         The change in the deferred tax asset or liability for unrealized gains or losses on investments classified as available for sale is reflected in equity in accordance with Statement of Financial Accounting
         Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The valuation allowance for fiscal 1999 presented above relates primarily to state investment credits. Therefore, no valuation allowance exists for fiscal 2000 as these credits and the related valuation allowance are included in discontinued operations.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Inventories

         Inventories at April 29, 2000 and May 1, 1999 are summarized as follows:

                                                                                        2000              1999
                                                                                        ----              ----

            Finished goods                                                          $   4,867         $   6,292
                                                                                                    --
            Goods in process                                                                -             1,445
            Raw materials, containers and packaging supplies                            4,330             8,677
                                                                                     --------           -------

              Total inventories                                                       $ 9,197          $ 16,414
                                                                                       =======           ======

            (Dollars in thousands)


(7)      Property, Plant and Equipment

         Property, plant and equipment at April 29, 2000 and May 1, 1999 are summarized as follows:

                                                                                      2000                1999
                                                                                      ----                ----

            Land and land improvements                                                $   294         $    1,175
            Buildings                                                                   6,553             22,221
            Machinery, equipment, furniture and fixtures                                9,843             83,683
            Returnable containers                                                           0             12,876
            Construction in process                                                       511              5,251
                                                                                      -------          ---------
              Total property, plant and equipment                                      17,201            125,206
            Less accumulated depreciation                                               4,572             88,166
                                                                                      -------           --------

              Net property, plant and equipment                                     $  12,629          $  37,040
                                                                                       =======            ======

            (Dollars in thousands)


                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Debt

         Mortgage Note Payable

         The Corporation borrowed $4,800,000 through a building loan agreement with a bank to purchase a building for the Corporation's food business. This mortgage note payable matures in November 2008, at which time all outstanding principal and interest is due. Monthly payments of principal and interest, currently $32,380, are required with interest accruing at a fixed annual rate of 6.49%. The note is secured by the building acquired as well as by certain equipment and has an outstanding balance of $4,680,000 at April 29, 2000. The note agreement contains certain financial covenants of which the Corporation is currently in compliance.

         Term Note Payable

         During fiscal 2000, the Corporation borrowed $1,700,000 under a multiple disbursement term note payable. These funds were used for renovation to, and construction at, the building mentioned above. Maturity of this note is November 2007 with principal payments of $17,700 plus interest at an annual rate of LIBOR plus 110 basis points due monthly. This note payable is secured by a first mortgage on the building and by certain equipment and has an outstanding balance of $1,593,000 at April 29, 2000. The note agreement also contains certain financial covenants of which the Corporation is currently in compliance.

          Future aggregate maturities of debt for the next five fiscal years and thereafter is as follows:


                                   Fiscal Year:
                                   2001                   $ 300
                                   2002                     305
                                   2003                     313
                                   2004                     319
                                   2005                     326
                                   Thereafter             4,710
                                                        -------
                                                        $ 6,273

(Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)      Segment Reporting


         The Corporation has two reportable segments included in continuing operations: food processing and corporate. The food processing segment produces dry side dish, bouillon, artificial sweeteners, soup, drink mix and instant iced tea products under private label for many of the country's largest supermarket chains. The corporate segment retains the Corporation's investments in marketable securities, generating investment income as well as supporting corporate costs.

         The Corporation has two business segments included in discontinued operations: brewing and equipment leasing and real estate. The brewing segment produces beers and ales for wholesale and retail distribution throughout the United States, primarily in the northeast region of the country. The equipment leasing and real estate segment leases construction, transportation and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties.

         The accounting policies of the operating segments are described in the summary of significant accounting policies (Note 1.) The Corporation evaluates performance based on operating income or loss and earnings before income taxes. The accounting policies of the discontinued segments are described in the divestiture note to the financial statements (Note 2.)

         Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues, and the Corporation's international revenues are not significant.

         The Corporation's segments, other than corporate, are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




Financial information for the Corporation's reportable segments is as follows:



                                                 Food                    Discontinued
Fiscal Year                                   Processing     Corporate    Operations    Eliminations   Consolidated

2000
---------------------------------------------------------------------------------------------------------------------
Net revenues from external customers        $   45,548        $ -           $ -           $ -            $ 45,548

Depreciation and amortization                    2,853          -             -             -               2,853
Operating income/(loss)                            190     (1,864)            -             -              (1,674)
Investment income                                    -        549             -             -                 549
(Loss)/earnings from continuing
   operations before income taxes                 (701)    (1,027)            -           437              (1,291)

Identifiable assets                             53,040     15,522        27,209             -              95,771
Capital expenditures                             4,491          -             -             -               4,491

1999
---------------------------------------------------------------------------------------------------------------------
Net revenues from external customers          $ 44,893      $   -       $     -       $     -            $ 44,893
Depreciation and amortization                    2,165          -             -             -               2,165
Operating income/(loss)                          1,554       (802)            -             -                 752
Investment income                                   32      1,572             -             -               1,604
(Loss)/earnings from continuing
   operations before income taxes                  806      2,271             -        (1,070)              2,007
Identifiable assets                             54,162      3,265        86,526             -             143,953
Capital expenditures                             5,368          -             -             -               5,368

1998
---------------------------------------------------------------------------------------------------------------------
Net revenues from external customers         $  35,358      $   -         $   -        $    -            $ 35,358
Depreciation and amortization                    1,239          -             -             -               1,239
Operating income/(loss)                          1,973       (528)            -             -               1,445
Investment income                                   (3)     2,656             -             -               2,653
(Loss)/earnings from continuing
   operations before income taxes                1,436      4,313             -        (1,700)              4,049
Identifiable assets                             25,461     10,852        99,276             -             135,589
Capital expenditures                             1,157          -             -             -               1,157
----------------------------------------------------------------------------------------------------------------------


(Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(10)     Supplemental Cash Flow Information

         Cash paid for taxes was approximately $1,765,000, $1,132,000, and $1,504,000 in fiscal 2000, fiscal 1999, and fiscal 1998 respectively; cash paid for interest was approximately $351,000, $873,000, and $173,000 in fiscal 2000, fiscal 1999, and fiscal 1998 respectively. Interest capitalized amounted to $194,000 in fiscal 2000. No interest was capitalized in fiscal 1999 or 1998.


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

         Changes in stock options are as follows:

                                                 Options               Weighted Average           Options         Weighted Average
                                             Outstanding                Price Per Share           Exercisable     Price Per Share
                                             -----------                 ---------------           -----------     ---------------

           Balance at May 3, 1997                108,500                      $ 42.46                108,500           $ 42.46
                Granted                           38,000                        45.48
                Forfeited                        (21,500)                       46.72
                                                ---------                    --------
           Balance at May 2, 1998                125,000                        42.63                125,000             42.63
                Granted                           38,500                        32.35
                Expired                          (15,000)                       35.77
                 Forfeited                       (10,000)                       39.77
                                                 --------                       -----
           Balance at May 1, 1999                138,500                        40.72                138,500             40.72
                Granted                          131,301                        25.24
                Expired                          (21,000)                       39.40
                Forfeited                        (32,750)                       40.12
                                               ----------                    --------
           Balance at April29,2000               216,051                      $ 31.53                119,075           $ 36.60

         Common stock reserved for options and employee awards totaled 219,019 shares as of April 29, 2000 and 138,933 shares as of May 1, 1999.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(11)     Stock Option and Bonus Plans (continued)


         The Corporation adopted the disclosure-only provisions of SFAS 123, and continues to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees for plan accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS 123, the Corporation's net earnings and basic and diluted earnings per share for the fiscal years ended April 29, 2000, May 1, 1999, and May 2, 1998 would have been reduced to the pro forma amounts indicated below:

                                                                   Reported          Pro Forma
                                                                   Earnings           Earnings
             2000
             Net loss                                              $(3,400)          $ (3,590)
            Basic loss per share                                     (2.10)             (2.22)
             Diluted loss per share                                  (2.10)             (2.22)

             1999
             Net earnings                                           $2,463            $ 2,332
             Basic earnings per share                                 1.52               1.44
             Diluted earnings per share                               1.52               1.44

             1998
             Net earnings                                           $1,335             $1,070
             Basic earnings per share                                  .83                .66
             Diluted earnings per share                                .82                .66

         (Dollars in thousands, except per share data)

         For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of 5 years, expected volatility of 23.6%, 19.2%, and 18.2% in fiscal 2000, fiscal 1999, and fiscal 1998, respectively, expected dividend yield of 5.6%, 5.8% and 4.1% and risk-free interest rates of 5.92%, 5.29%, and 6.08% in fiscal 2000, 1999, and 1998, respectively.
         The weighted average fair value of stock options granted was $4.26, $3.40, and $6.97 in fiscal 2000, 1999, and 1998, respectively.

         The  following  table  summarizes   information   about  stock  options
         outstanding and exercisable at April 29, 2000:


                                        Options Outstanding                     Options Exercisable

          Range of Exercise Prices                   Wgtd. Avg. Contractual    Wgtd. Avg                      Wgtd. Avg.
                  Per Share              Number          Life in Years      Exercise Price      Number      Exercise Price

          -------------------------- -------------- ----------------------- ----------------- ----------------- -----------------

               $20.00 - 35.99           160,301                 7.4               $ 26.56       63,325           28.47
                36.00 - 43.99             4,500                 1.5                 40.96        4,500           40.96
                44.00 - 48.00            51,250                 1.7                 46.27       51,250           46.27
          -------------------------- -------------- ----------------------- ----------------- ----------------- -----------------
               $20.00 - 48.00           216,051                 3.5               $ 31.53      119,075         $ 36.60
          -------------------------- -------------- ----------------------- ----------------- ----------------- -----------------


                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)     Earnings Per Share

         The computation of earnings per share for the years ended April 29, 2000, May 1, 1999, and May 2, 1998 is based on the following:

                                                                                 2000         1999         1998
                                                                                 ----         ----         ----
      Earnings/(loss) from continuing operations                            $  (1,141)    $    920     $   2,430
      Earnings/(loss) from discontinued operations                               (399)       1,543        (1,095)
      Earnings/(loss) from disposal of Genesee Ventures, Inc.                  (1,860)           -             -


      Net earnings/(loss)                                                      (3,400)       2,463         1,335

      Basic earnings/(loss) per share from continuing operations                 (.70)         .57          1.50
      Basic earnings/(loss) per share from discontinued operations               (.25)         .95          (.67)
      Basic earnings/(loss) per share from disposal of GVI, Inc                 (1.15)           -             -

                                                                                (2.10)        1.52           .83

      Diluted earnings/(loss) per share from continuing operations               (.70)         .57          1.49
      Diluted earnings/(loss) per share from discontinued operations             (.25)         .95          (.67)
      Diluted earnings/(loss) per share from disposal of GVI, Inc.              (1.15)           -             -

                                                                                (2.10)        1.52           .82

      Weighted average basic common shares outstanding                      1,620,013    1,618,793     1,617,962
      Weighted average diluted common shares outstanding                    1,620,013    1,618,841     1,622,069

         Dollars in thousands, except for per share amounts

         In fiscal  2000,  1999 and 1998,  respectively,  216,051,  133,500  and
         80,750 shares of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.


(13)     Retirement Plans


         All salaried and office employees who have been employed by the Corporation for two years are eligible for coverage in fully trusteed, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Corporation at the discretion of the Board of Directors. Contributions under the plans are paid currently and charged directly to earnings ($ 237,000 in fiscal 2000, $302,000 in fiscal 1999, and $208,000 in fiscal 1998).

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

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

                                                                                                          Expiration
                                    Director                Position and Principal Occupation               of Term
Name and Age                         Since                         for the Last Five Years                 in Office

------------------------------------------------------------------------------------------------------------------------

Stephen B. Ashley          (60)       1987    Chairman and Chief Executive Officer of The Ashley Group        2002
                                              (1)

William A. Buckingham      (57)       1992    Retired; formerly Executive Vice President of First Empire      2001
                                              State Corporation and Manufacturers and Traders Trust
                                              Company (2)

Gary C. Geminn             (57)       1986    Senior Vice President - Operations of Genesee Brewing           2000
                                              Company (3)

Samuel T. Hubbard, Jr.     (50)       1992    President and Chief Executive Officer of the Corporation        2001
                                              (4)

Charles S. Wehle           (52)       1976    Chairman of the Board of Directors and Senior Vice              2000
                                              President of the Corporation (5)

-------------------------------------------------------------------------------------------------------------------------


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


(3)  See Note (4) to Item 10 (b).

(4) See Note (1) to Item 10 (b). Mr. Hubbard is also a Director of M&T Bank Corporation and RGS Energy, Inc.

(5)  See Note (3) to Item 10(b).

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

                                             Officer of the
  Name                            Age        Company Since                            Office
-------------------------------------------------------------------------------------------------------------------
Samuel T. Hubbard, Jr.            50              1999          President and Chief Executive Officer  (1)

John B. Henderson                 46              1999          Senior Vice President and Chief Financial Officer
                                                                (2)

Charles S. Wehle                  52              1988          Chairman of the Board of Directors and Senior Vice
                                                                President of Corporation (3)

Gary C. Geminn                    57              1985          Senior Vice President - Operations of Genesee
                                                                Brewing Company  (4)

Karl D. Simonson                  57              1994          Vice President - Foods Division  (5)

William A. Neilson                49              1986          Vice President - Human Resources  (6)

Mark W. Leunig                    45              1988          Vice President, Secretary and General Counsel  (7)

                                                                Vice President and Controller (8)
Michael C. Atseff                 44              1992

--------------------------------------------------------------------------------------------------------------------

(1) Mr. Hubbard was elected President and Chief Operating Officer of the Corporation on June 17, 1999. He was elected President and Chief Executive Officer on February 29, 2000. He is also a Director and Chief Executive Officer of Genesee Brewing Company. Prior to joining the Corporation, Mr. Hubbard was President and Chief Executive Officer of The Alling & Cory Company, a position he held for more than five years. The Alling & Cory Company was a distributor of paper and packaging products headquartered in Rochester, New York.

(2)    Mr.  Henderson  was elected  Senior Vice  President  and Chief  Financial
       Officer of the Corporation on August 26, 1999. He is also a Senior Vice President and Chief Financial Officer of Genesee Brewing Company. Prior or joining the Corporation, Mr. Henderson was a Senior Vice President of The Alling & Cory Company, a position he held for more than five years. The Alling & Cory Company was a distributor of paper and packaging products headquartered in Rochester, New York.

(3) Mr. C. S. Wehle was elected Chairman of the Board of Directors on March 16, 2000. He retired as Senior Vice President of the Corporation and President of Genesee Brewing Company on May 15, 2000. He had served as Senior Vice President of the Corporation for more than five years and as President of Genesee Brewing Company since October 1996.

(4) Mr. Geminn was elected Senior Vice President - Operations of Genesee Brewing Company in November 1997. Prior to that, he served as Vice President - Production of Genesee Brewing Company, a position he held for more than five years.

(5) Mr. Simonson was elected Vice President - Foods Division in October 1999. Prior to that he served as Vice President - Planning and Development, a position he held for more than five years. He is also President of the Corporation's Foods Division, a position he has held for more than five years.

(6) Mr. Neilson has been Vice President - Human Resources of the Corporation for more than five years. He is also Vice President - Human Resources of Genesee Brewing Company.

(7) Mr. Leunig has been Vice President, Secretary and General Counsel of the Corporation for more than five years. He also serves as Vice President, Secretary and General Counsel of the Genesee Brewing Company.

(8) Mr. Atseff was elected Vice President and Controller of the Corporation in August 1998. Prior to that, he was Controller of the Corporation, a position he held for more than five years.


              (c)  Compliance  with Section 16(a) of Securities  Exchange Act of
1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended April 29, 2000.


Item 11.      Executive Compensation

              (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the Chief Executive Officer and the four other most highly compensated executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended April 29, 2000 exceeded $100,000.


                                                                SUMMARY COMPENSATION TABLE


                                      Annual Compensation                       Long Term Compensation


                                                                   Other
                                                                   Annual        Restricted     All Other
      Name and                                                     Compen-          Stock         Stock         Compensa-
  Principal Position     Fiscal Year       Salary ($) Bonus ($)    sation($)     wards ($)(2)   Options (#)       tion ($)
  ------------------     -----------       ---------- ---------    ---------     ------------   -----------    -----------

John L. Wehle, Jr.,        2000              291,393     2,813        1,406          0                0          1,712,569(3)
Former Chairman of the     1999              349,672     2,828        1,414        375            5,000             40,696
Board and Chief            1998              347,126     2,570        1,285          0            5,000             39,903
Executive Officer(1)

Samuel T. Hubbard Jr.,     2000              269,850   131,250            0          0           66,222             41,186(4)
President and Chief        1999                    -         -            -          -            1,000                  -
Executive Officer          1998                    -         -            -          -            1,000                  -


Charles S. Wehle,          2000              163,083     2,575        1,288          0                0             23,509(5)
Chairman of the Board      1999              188,833     2,595        1,297        375            4,000             24,044
and Senior Vice            1998              204,500     1,928          964          0            4,000             23,992
President

Gary C. Geminn, Vice       2000              123,012    99,885          938          0           12,589             20,391(6)
President - Production     1999              118,021     7,668          884        250            2,000             14,043
of Genesee Brewing         1998              117,162     2,186        1,093          0            2,000             14,121
Company

Karl D. Simonson           2000              148,000     1,875          938          0            4,000             20,464(7)
Vice President - Foods     1999              139,000    38,064          943        250            2,000             18,053
Division                   1998              121,650    16,354          884          0            2,000             14,931


Mark W. Leunig, Vice       2000              115,833    91,875          938          0           12,800             21,375(8)
President, General         1999              110,000    32,498          943        250            1,500             12,897
Counsel and Secretary      1998              107,697    14,944          884          0            1,500             11,717


(1) Mr. J. L. Wehle, Jr., retired as Chief Executive Officer on March 2, 2000 and passed away on March 10, 2000.

(2) As of April 29, 2000, the aggregate number of shares and corresponding value of restricted stock held by each of the named individuals was as follows: 150 shares valued at $2,691 held by each of Messrs. Geminn, Leunig and Simonson. No dividends are paid on the restricted stock.

(3) Reflects the following amounts paid by the Corporation: (a) severance compensation of $700,000; (b) death benefit of $350,000; (c) accrued vacation compensation of $30,874; and (d) $2,343 in premiums on life insurance policies for the benefit of Mr. J. L. Wehle, Jr. Amount also reflects $629,342 payable under the agreement described in Item 11(e)(2) of this report.

(4) Amount reflects $39,624 contribution under the Corporation's Benefit Restoration Plan, $847 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Hubbard and $715 paid by the Corporation for medical insurance buy out.

(5) Amount reflects $16,000 contribution under the Corporation's Profit Sharing Retirement Plan, $5,967 contribution under the Corporation's Benefit Restoration Plan and $1,542 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. C. S. Wehle.

(6) Amount reflects $16,000 contribution under the Corporation's Profit Sharing Retirement Plan, $3,074 contribution under the Corporation's Benefit Restoration Plan and $1,317 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Geminn.

(7) Amount reflects $16,000 contribution under the Corporation's Profit Sharing Retirement Plan, $2,977 contribution under the Corporation's Benefit Restoration Plan and $1,487 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Simonson.

(8) Amount reflects $16,000 contribution under the Corporation's Profit Sharing Retirement Plan, $4,926 contribution under the Corporation's Benefit Restoration Plan and $449 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Leunig.

              (b) The table below sets forth information about options granted to the named executive officers during the Corporation's fiscal year ended April 29, 2000.


                                Individual Grants                                            Potential Realizable
                     -----------------------------------------                                  Value at Assumed
                                           % of Total                                         Annual Rates of Stock
                                             Options                                           Price Appreciation
                               Options      Granted to                                          for Option Term (2)
                               Granted     Employees in    Exercise Price     Expiration
Name                            (#) (1)     Fiscal Year        ($/SH)            Date            5% ($) 10% ($)
----------------------------------------------------------------------------------------------------------------------
John L. Wehle, Jr.                0              -                -                -             -            -
Samuel T. Hubbard, Jr.          62,222         48.1%           $25.31           9/01/09       435,099      961,455
John B. Henderson               19,556         15.1%           $25.31           9/01/09       136,749      302,179
Charles S. Wehle                  0              -                -                -             -            -
Gary C. Geminn                  12,589         9.7%            $25.31           9/01/09        88,031      194,525
Karl D. Simonson                 4,000         3.1%            $25.31           9/01/09        27,971       61,808
Mark W. Leunig                  12,800         9.9%            $25.31           9/01/09        89,506      197,786


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

              (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended April 29, 2000; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                           Value of Unexercised
                                                             Number of Unexercised             In-the-Money
                                                             Options at FY-End (#)         Options at FY-End ($)
                                                             ---------------------         ---------------------
                                  Shares
                                Acquired on     Value $    Exercis-     Unexercis-      Exercis-     Unexercis-
        Name                       Exercise    Realized        able          able           able          able
------------------------------ -------------- ------------ ------------ --------------- ------------ ---------------
John L. Wehle, Jr.                   0             0          15,000(1)        0              0             0
Samuel T. Hubbard, Jr.               0             0          19,555        46,667            0             0
Charles S. Wehle                     0             0          11,000           0              0             0
Gary C. Geminn                       0             0           9,147         9,442            0             0
Karl D. Simonson                     0             0           6,500         3,000            0             0
Mark W. Leunig                       0             0           7,700         9,600            0             0

(1) Exercisable by Mr. Wehle's estate for one year following Mr. Wehle's death on March 10, 2000.

              (d) Director Compensation. Directors who are employees of the Corporation do not receive directors' fees or other compensation for their services as directors. Directors who are not employees, and William J. Hoot as Director Emeritus, receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend. Charles S. Wehle receives an additional annual fee of $10,000 as Chairman of the Board of Directors. Members of the Special Committee created to review strategic alternatives for the Corporation's brewing business are paid a fee of $250 per hour for time spent working on Special Committee matters outside of Committee meetings. Each director who is not an employee is also granted an option each year under the Corporation's 1992 Stock Plan to purchase 1,000 shares of Class B Common Stock.

              (e)   Agreements With Named Executive Officers.
                    ----------------------------------------

                    (1) Under an agreement with the Corporation, John L. Wehle, Jr. retired as Chief Executive Officer of the Corporation, effective March 2, 2000. Under this agreement, the Corporation: (a) paid to Mr. Wehle severance compensation of $700,000; (b) paid to Mr. Wehle's spouse a death benefit of $350,000; (c) purchased for the benefit of Mr. Wehle a $600,000 life insurance policy; and (d) agreed to provide medical benefits to Mr. Wehle's spouse for three years from the date of the agreement.

                    (2) Under an agreement with the Corporation, John L. Wehle, Jr. was employed by the Corporation for so long as was mutually agreed upon and was entitled to receive for so long as he lived a monthly payment of $7,500 in the event he ceased to be employed by the Corporation, whether by reason of death, disability or otherwise. In the event Mr. Wehle died prior to having received 120 such monthly installments, the Corporation was obligated to pay to Mr. Wehle's designated beneficiaries or to his estate the remainder of such installments or the "commuted value" (as that term is defined in the agreement) of such installments as of the date of payment. Mr. Wehle died on March 10, 2000 prior to receiving any payments under the agreement and no payments have been made under the agreement as of the date of this report. The amount payable under the agreement based on the commuted value of the installments as of June 5, 2000 is $629,342.

                    (3) Under an agreement with the Corporation Charles S. Wehle retired as Senior Vice President of the Corporation and President of Genesee Brewing Company effective May 15, 2000. Under this agreement, Mr. Wehle was paid $ 250,000 on May 15, 2000 and he will be paid $250,000 on January 1, 2001.

                    (4) The Corporation has an employment  agreement with Samuel
T. Hubbard, Jr. which provides that if Mr. Hubbard's employment is terminated without "Cause" or after a "Sale of the Company" (as those terms are defined in the agreement) the Corporation must pay Mr. Hubbard a lump sum equal to 150% of his annual salary. If Mr. Hubbard voluntarily terminates his employment with the Corporation, the Corporation must pay him a lump sum of $150,000. Under this agreement, Mr. Hubbard is eligible to receive an annual bonus of up to 50% of his annual salary at the discretion of the Management Continuity Committee of the Corporation's Board of Directors. Under this agreement, the Corporation also granted options to purchase the shares identified in Item 11(b) of this report pursuant to vesting and other terms contained in the agreement. The Corporation is also required to continue, for stated periods subsequent to termination of employment, coverage for Mr. Hubbard under certain medical insurance and other employee benefits plans and to provide certain other executive benefits to Mr. Hubbard.

                    (5) The Corporation has employment agreements with Messrs. Geminn, Leunig and Simonson which provide that if employment of the named executive officer is terminated without "Cause" or after a "Sale of the Company" (as those terms are defined in the agreement) the Corporation must pay to each such officer a lump sum payment equal to his annual salary. Under the agreements, the named executive officers are eligible to receive an annual bonus of up to 35% of their annual salaries at the discretion of the Management Continuity Committee of the Board of Directors. Under these agreements, the Corporation also granted options to each of the named executive officers to purchase the shares identified in Item 11(b) of this report pursuant to the vesting and other terms contained in the agreements. Under the agreements, the Corporation is also required to continue, for stated periods subsequent to termination of employment, coverage for the named executive officers under certain medical insurance and other employee benefit plans.


     (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley and William A. Buckingham served during the fiscal year ended April 29, 2000 as members of the Management Continuity Committee of the Corporation's Board of Directors.


Item 12.      Security Ownership of Certain Beneficial
              Owners and Management

              (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 14, 2000, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:



                                                                                                Percent of
              Name and Address                                      Amount Owned              Class A Stock
--------------------------------------------------                  ------------              -------------
Charles S. Wehle as Trustee                                            73,845  (1)                35.2%
    under the Will of Louis A. Wehle
    P. O. Box 762
    Rochester, New York 14603

Franklin Resources, Inc.                                               45,000                     21.4%
     777 Mariners Island Boulevard
     San Mateo, California 94404

Charles S. Wehle and Henry S. Wehle                                    41,957  (2)                20.0%
    P. O. Box 762
    Rochester, New York 14603

Charles S. Wehle as Trustee under                                      12,145  (3)                 5.8%
    Elizabeth R. Wehle Trust
    P. O. Box 762
    Rochester, New York 14603


(1) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 17, 1998, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

              (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 14, 2000 by each director and by all directors and officers as a group are set forth in the following table:




                              Shares of            Percentage Of             Shares of          Percentage of
Name of Director               Class A                 Class A                Class B              Class B
Or Executive Officer              Common Stock Common Stock                  Common Stock         Common Stock
--------------------          --------------- -----------------            ----------------     ---------------
Charles S. Wehle                 127,947(1)            61.0%                91,203(2)(4)(5)          6.1%

Gary C. Geminn                     NONE                  -                  11,401(6)                (10)

Mark W. Leunig                     NONE                  -                   8,075(7)                (10)

Stephen B. Ashley                  NONE                  -                   5,000(9)                (10)

Karl D. Simonson                   NONE                  -                   6,875(8)

William A. Buckingham              240                  (10)                 5,000(3)(9)             (10)

Samuel T. Hubbard, Jr.             NONE                   -                 19,555(9)                1.4%

All Directors and Executive
Officers as a group (10
persons)                        129,187                 61.6%              164,142                  11.0%



(1)  See Table under Item 12(a) and Notes (1), (2) and (3) thereto.

(2) Includes 40,633 shares held as trustee under the will of Louis A. Wehle. See Note (1) to table set forth in Item 12(a) above.

(3) Mr. Buckingham serves as trustee of Genesee Country Museum, which holds 37,638 Class B shares, none of which are included in the table above.

(4) Includes 37,090 shares held as trustee under Elizabeth R. Wehle irrevocable trust dated January 12,1950, the power to act with respect which is vested in Mr. Wehle as a trustee.

(5) Includes 2,450 shares owned individually and 11,000 shares which may be acquired pursuant to presently exercisable stock options.

(6) Includes 2,254 shares owned individually and 9,147 shares which may be acquired pursuant to presently exercisable stock options.

(7) Includes 375 shares owned individually and 7,700 shares which may be acquired pursuant to presently exercisable stock options.

(8) Includes 375 shares owned individually and 6,500 shares which may be acquired pursuant to presently exercisable stock options.

(9) Shares which may be acquired pursuant to presently exercisable stock options.

(10) Amount of shares owned does not exceed one-percent of shares outstanding.

     (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L.

Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to Item 12(a).



                                     PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


              (a)   The following documents are filed as part of this report:

                    1.     Financial Statement Schedule:


          See Index to Financial Statements at Page 17 of this report.

Other schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

                    2.     Exhibits:


           See Exhibit Index at Page 53 of this report.

              (b)   Reports on Form 8-K.

                           The Corporation filed a report on Form 8-K on March 23, 2000 to report a change in control of the Corporation under Item 1. The Corporation filed reports on Form 8-K on May 2, 2000, May 5, 2000 and June 29, 2000 to report information under Item 5 (Other Events).

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                      GENESEE CORPORATION


   July 27, 2000                         By:    /s/Samuel T. Hubbard, Jr.
---------------------------                ----------------------------
      (Date)                               Samuel T. Hubbard, Jr., President and
                                            Chief Executive Officer



   July 27, 2000                          By:  /s/John B. Henderson
----------------------------                ---------------------------
      (Date)                               John B. Henderson, Senior Vice
                                           President and Chief Financial

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Stephen B. Ashley                                      July 27, 2000           Director
--------------------------------------------            ------------------------
Stephen B. Ashley                                              (Date)


/s/William A. Buckingham                                  July 27, 2000           Director
--------------------------------------------         ---------------------------
William A. Buckingham                                          (Date)


/s/ Gary C. Geminn                                        July 27, 2000           Director
--------------------------------------------         ---------------------------
Gary C. Geminn                                                 (Date)


/s/ Samuel T. Hubbard, Jr.                                July 27, 2000           Director
--------------------------------------------         ---------------------------
Samuel T. Hubbard, Jr.                                         (Date)


/s/ Charles S. Wehle                                      July 27, 2000           Director
--------------------------------------------         ---------------------------
Charles S. Wehle                                               (Date)


                                                                     SCHEDULE II


                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Valuation and Qualifying Accounts

            Years ended April 29, 2000, May 1, 1999, and May 2, 1998

                                         Balance at        Transferred            Additions                               Balance
                                         beginning             To              charged to cost                             at end
            Description                  of period         Disc. Oper.          and expenses           Deductions        of period
------------------------------------- ----------------- ------------------ ------------------------ ----------------- --------------
                                                                                    (Dollars in Thousands)
2000
   Allowance for doubtful
      receivables                          $     478              (300)                88                     4                  262
   Allowance for loss on idle plant
      and equipment                                -                 -                726                   726                    -
   Allowance for obsolete inventory
                                                 150               (19)               173                   171                  133
                                      ----------------- ------------------ --------------------- -------------------- --------------

                                              $  628              (319)               987                   901                  395
                                      ================= ================== ===================== ==================== ==============
1999
   Allowance for doubtful
      receivables                          $     433                 -                100                    55                  478
   Allowance for loss on idle plant
      and equipment                              634                 -                  -                   634                    -
   Allowance for obsolete inventory
                                                 387                 -                127                   364                  150
                                      ----------------- ------------------ --------------------- -------------------- --------------

                                            $  1,454                 -                227                 1,053                  628
                                      ================= ================== ===================== ==================== ==============
1998
   Allowance for doubtful
      receivables                          $     408                 -                 31                     6                  433
   Allowance for loss on idle plant
      and equipment                              487                 -                152                     5                  634
   Allowance for obsolete inventory
                                                 198                 -                538                   349                  387
                                      ----------------- ------------------ --------------------- -------------------- --------------

                                            $  1,093                 -                721                   360                1,454
                                      ================= ================== ===================== ==================== ==============

                                  EXHIBIT INDEX



Number                          Document                                             Page



3-1  Certificate of Incorporation.                                                    54

3-2  By-Laws as amended in 2000.                                                      57


10-1 1986  Genesee  Incentive  Bonus  Plan,  as  amended  and  restated  in 1997
     (incorporated by reference -- to Exhibit 10-1 to the  Corporation's  report
     on Form 10-K for the fiscal year ended May 2, 1998).                             --

10-2 1992 Stock Plan as amended in 1999  (incorporated  by  reference to Exhibit
     10-1 to the --  10-2  Corporation's  report  on Form  10-Q  for the  fiscal
     quarter ended October 30, 1999).                                                 --

10-3 Stock Bonus Incentive  Program under 1992 Stock Plan 1997  (incorporated by reference to Exhibit -- 10-3 to the  Corporation's  report on Form 10-K for
     the fiscal year ended May 2, 1998).                                              --

10-4 Agreement dated August 29, 1994 between the Corporation and J.L. Wehle, Jr.      67

10-5 Agreement  dated March 2, 2000 between the  Corporation and Mr. J.L. Wehle,
     Jr.                                                                              70

10-6 Severance Agreement and General Release dated December 15, 1999 between the
     Corporation  and C.S. Wehle  (incorporated  by reference to Exhibit 10-1 to the  Corporation's  report on Form  10-Q -- for the  fiscal  quarter  ender
     January 29, 2000).                                                               --


10-7 Employment  Agreement  dated December 15, 1999 between the  Corporation and
     Samuel T. Hubbard,  Jr.  (incorporated  by reference to Exhibit 10-2 to the
     Corporation's  report on Form 10-Q for -- the fiscal  quarter ender January
     29, 2000).                                                                       --

10-8 Employment   Agreement   with  M.W.   Leunig   dated   September  2,  1999.
     Substantially  identical agreements were executed with G.C. Geminn and K.D.
     Simonson  (incorporated  by  reference  to  the  --  Exhibit  10-2  to  the
     Corporation's  report on Form 10-Q for the fiscal quarter ended October 30,
     1999).                                                                           --

10-9 Indemnification  Agreement  with Samuel T. Hubbard,  Jr. dated November 14,
     1996.  Substantially  identical  agreements  were  executed  with all other
     directors and officers of the Corporation.                                       72


10-10Trust Agreement under the Genesee  Corporation  Deferred  Compensation Plan
     (incorporated by reference to Exhibit 10-7 to the  Corporation's  report on
     Form 10-K for the fiscal year ended May 3, 1997).                                --


21   Subsidiaries of the Registrant                                                   83

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

2. The purpose for which the corporation is formed is to engage in any lawful act or activity for which corporations may be organized under the Business Corporation Law, and to have and exercise all of the powers conferred by the laws of New York upon corporations formed under the Business Corporation Law. The corporation is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board, agency or other body without such consent or approval firstbeing obtain.

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

IV. The foregoing amendment and restatement of the Certificate of Incorporation was authorized by the affirmative vote of the Board of Directors of the corporation followed by the affirmative vote of the holders of a majority of all outstanding shares of the corporation entitled to vote thereon.

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


                              /s/John L. Wehle, Jr.
                          John L. Wehle, Jr., President


                              /s/Robert N. Latella
                          Robert N. Latella, Secretary

                                     BY-LAWS
                                       OF
                               GENESEE CORPORATION


Approved March 12, 1968 and amended October 20, 1969, March 10, 1971, March 10, 1975, September 4, 1975, October 21, 1976, August 31, 1977, March 6, 1986,
October 23, 1986, June 4, 1987, September 11, 1987, September 13, 1997, June 17,
1999, October 21, 1999 and March 2, 2000.














                                                     Certified  to be a true and
                                                     correct copy of the By-laws
                                                     in  effect  as of  March 2,
                                                     2000.




                                                        /s/Mark W. Leunig
                                                     ---------------------------
                                                      Mark W. Leunig
                                                      Secretary






Dated:    March 2, 2000

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

         Section 2. Special Meetings: Special meetings of the shareholders may be called by the Board of Directors, by the Chairman of the Board of Directors, and by any person(s) entitled to vote 25% or more of the outstanding shares of the Corporation's Class A Common Stock. Such meetings shall be held at such time as may be fixed in the call and stated in the notice of meeting.
                 (Amended by approval of Shareholders, 10/21/99)

         Section 3. Place of Meetings: Meetings of shareholders shall be held at such place, within or without the State of New York, as may be fixed in the notice of meeting. Unless otherwise provided by action of the Board of Directors, all meetings of shareholders shall be held at the office of the Corporation in Rochester, New York.

         Section 4. Notice of Meetings: Notice of each meeting of shareholders shall be in writing and shall state the place, date, and hour of the meeting and the purpose or purposes for which the meeting is called.
         A copy of the notice of any meeting shall be given, personally, or by mail, not less than ten or more than fifty days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears0 on the record of shareholders, or, if he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, then directed to him at such other address.

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

         Section 8.  Quorum of Shareholders:   The holders of a majority of the
shares entitled to vote thereatshall constitute a quorum at a meeting of shareholders for the transaction of any business.
         The shareholders present, in person or by proxy, and entitled to vote may, by a majority of votes cast, adjourn the meeting despite the absence of a quorum.

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

         Without limitation of the foregoing:
                  (a) Chairman of the Board of Directors: The Chairman, who shall be a Director of the Corporation, shall preside at all meetings of the Corporation's shareholders and Board of Directors, and shall, if he is not the

Chief Executive Officer, perform such other duties and exercise such other powers as may from time to time be designated by the Board of Directors.

                                (Amended 3/2/00)

                  (b) President: The President shall, in the absence of the Chairman of the Board, preside at all meetings of the Corporation's shareholders and Board of Directors, and shall, if he is not the Chief Executive Officer, perform such other duties and exercise such other powers as may from time to time be designated by the Board of Directors.

                                (Amended 3/2/00)

                  (c) Chief Executive Officer: The Chief Executive Officer, if any, shall be either the Chairman of the Board or the President, as the Board of Directors shall from time to time determine, and shall have general powers and duties of management of the Corporation's business and affairs, subject to the control of the Board of Directors, and shall perform such duties as may from time to time be designated by the Board of Directors. The duties of the Chief Executive Officer shall in the event of his absence or disability be performed by such other officer as the Board of Directors shall designate.

                                (Amended 3/2/00)

                  (d) Executive Vice President: The Executive Vice President, if any, shall possess such powers and perform such duties as may from time to time be designated by the Board of Directors.

                                (Amended 3/2/00)

                  (e) Vice Presidents: The Board of Directors shall determine the powers and duties of the respective Vice Presidents and may, in its discretion, fix such order of seniority among the respective Vice Presidents as it may deem advisable.

                  (f) Secretary: The Secretary shall issue notices of all meetings of shareholders and directors where notices of such meetings are required by law or these By-Laws, and shall keep the minutes of such meetings. He shall sign such instruments and attest such documents as require his signature or attestation and affix the corporate seal thereto where appropriate.

                  (g) Treasurer: The Treasurer shall have general charge of, and be responsible for, the fiscal affairs of the Corporation and shall sign all instruments and documents as require his signature.

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

                                  EXHIBIT 10-4


         DEFERRED COMPENSATION AGREEMENT as of the 29th day of August, 1994 by and between GENESEE CORPORATION, a New York corporation of Rochester, New York ("Company"), and JOHN L. WEHLE, Jr. residing at 2171 Scottsville Road, Scottsville, New York 14546 ("Wehle").

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

     2. Wehle agrees that from and after the date he ceases to be employed as the Chief Executive Officer of the Company he will serve the Company as a consultant and the Company hereby agrees to retain the services of Wehle as such a consultant. Wehle's duties as a consultant shall be to advise and consult with the management of the Company with respect to the operations of its several businesses and customers relations, and to assist the management of the Company in contacts with presently existing customers of the Company to the extent reasonably requested so to do by the Company and to develop further contacts and business for the Company to extent reasonably requested so to do by the Company. It is agreed that the foregoing consulting services shall in no way restrict Wehle's movements and that the Company will reimburse him for out-of-pocket expenses reasonably incurred by him in the performance of such services for the Company. It is further understood that from and after the date he ceases to be employed as the Chief Executive Officer of the Company Wehle will not be considered an employee, representative or agent of the Company for any purposes and that he shall have no authority to bind or obligate the Company to third persons. The Company shall have no control over the manner or means of Wehle's performance.

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

     6. The Company agrees that if at any time prior to the making of any payments to be paid to Wehle hereunder it shall liquidate or dissolve, it shall, to the extent that it may be legally capable of doing so, before any such liquidation of dissolution, make proper provision for the continuation of the payments to Wehle or his beneficiary or beneficiaries as hereinabove set forth. The Company further agrees that it shall not merge, consolidate with or transfer its assets to any other corporation unless such corporation shall assume the Company's obligations under this Agreement.

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

                                         GENESEE CORPORATION

                                     For The Management Continuity
                                     Committee of the Board of Directors:

                                                /s/Stephen B. Ashley
                                     Stephen B. Ashley, Chairman


                                     For the Corporation:

                                               /s/Robert N. Latella
                                     Robert N. Latella, Executive Vice President
                                     and Chief Operating Officer


                                              /s/John L. Wehle, Jr.
                                     John L. Wehle, Jr.

                          Definition of Commuted Value

The commuted value of the remaining payments shall equal the present value, as of the date of payment, of the remaining payments that would have been made had Wehle not died. In determining the present value, a discount rate equal to the Treasury Rate plus 100 basis points on the date of payment shall be used, with semi-annual compounding. The Treasury Rate shall equal the yield-to-maturity of United Sates Treasury obligations having maturity substantially equal to the remaining payment period.

                                  EXHIBIT 10-5

                                    AGREEMENT


         THIS AGREEMENT is made as of the 2nd day of March, 2000 by and between Genesee Corporation, a New York Corporation, ("Genesee") and John L. Wehle, Jr. ("Executive").

         WHEREAS, Executive has experienced physical disabilities which limit his active day-to day involvement in Genesee's business ( the "Business"); and

         WHEREAS, the Business is at a critical juncture from which its prospects for a successful future require the designation of a Chief Executive Officer capable of diligently pursuing the same; and

         WHEREAS, the Executive is willing to resign from his position as Chief Executive Officer and retire; and

         WHEREAS,   Genesee   desires  to  recognize   Executive's   substantial
contributions to the growth and success of Genesee and encourage him to retire to facilitate a transition in management;

         NOW, THEREFORE, Genesee and the Executive agree as follows.

     1. Employment. The parties hereby agree that Executive shall immediately and herewith does resign from his position as Chief Executive Officer of Genesee and retire as an employee.

     2. Severance. Executive shall be paid severance of SEVEN HUNDRED THOUSAND DOLLARS ($700,000) in a lump sum within 10 days.

     3. Death Benefit. Upon the death of Executive, Genesee shall pay to his surviving spouse Patricia Wehle or to Executive's estate if she does not survive Executive, a death benefit of THREE HUNDRED AND FIFTY THOUSAND DOLLARS ($350,000) in addition to the group term life insurance noted in 4(ii) below.

     4. Employee Benefits.


          (i) Executive shall continue to participate in the August 29, 1994 Deferred Compensation Agreement pursuant to the terms of that separate agreement.

          (ii) For a period of three (3) years or until his earlier death, Genesee shall provide Executive with facilities, services and perquisites no less favorable than those Executive is receiving from Genesee at the time of the execution of this Agreement including but not limited to group term life insurance in the amount of SIX HUNDRED THOUSAND DOLLARS ($600,000).

          (iii)Executive shall be entitled to all benefits payable under any stock option, retirement, profit sharing or similar plans in which he has a vested benefit pursuant to the provision of those plans.

          (iv) Executive's surviving spouse shall be entitled to receive medical benefits as the surviving spouse of a retired executive which benefits shall continue for a minimum of three (3) years from the date of this agreement.

     5. Transferability. The rights and obligations of Genesee under this Agreement shall enforceable by or against its successors and assigns. Whenever the term "Genesee" is used in this Agreement, such term shall mean and include Genesee Corporation and its successors and assigns. The rights and benefits of Executive under this Agreement shall not be transferable.

     6. Waiver. Any waiver of or breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or conditions or any other terms or conditions, nor shall any failure to enforce any provision hereof operate as a waiver of such provision or of any other provision hereof.

     7. Severability. If any provision of this Agreement or the application thereof is held invalid or unenforceable, the invalidity or unenforceability thereof shall not affect any other provisions of this Agreement which can be given effect without the invalid or unenforceable provision, and to this end the provisions of the Agreement are to be severable.

     8. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York and any action to enforce this Agreement will be brought in Rochester, New York.



         IN WITNESS WHEREOF, the parties have executed this Agreement on the date first set forth above.



                                          GENESEE CORPORATION


                                     By:   /s/Stephen B. Ashley
                                        Stephen B. Ashley
                                        Chairman of the Management Continuity
                                        Committee


                                           /s/John L. Wehle, Jr.
                                        JOHN L. WEHLE, JR.

                                  EXHIBIT 10-9


                            INDEMNIFICATION AGREEMENT



     Agreement, dated November, 14 1996 between Genesee Corporation, a New York corporation (the "Company"), and Samuel T. Hubbard, Jr. (the "Indemnitee").

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

         1.2  A "Change in Control" shall be deemed to have occurred if:

                  (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than (a) the Company or (b) any corporation owned, directly or indirectly, by the Company or the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities

(provided, however, that none of the direct descendants of John L. Wehle, Sr., the trust established under the will of Louis A. Wehle and any trustee thereunder shall be a "person" for purposes of this Section 1.2);
                  (ii) during any period of two consecutive years, there is elected 20% or more of the members of the Board of Directors of Company without the approval of the nomination of such members by a majority of that portion of the Board consisting of members who were serving at the beginning of the two-year period;
                  (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 80% of the combined voting power of the voting securities of the Company, or such surviving entity, outstanding immediately after such merger or consolidation; or
(b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined above) acquires more than 20% of the combined voting power of the Company's then-outstanding securities; or
                  (iv) the stockholders of the Company approve an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, including a sale or disposition of Genesee Brewing Co., Inc. or its assets.
1.3 "Disinterested Director" means a director of the Company who is not and was not a party to the Proceeding in respect of which indemnification is sought by the Indemnitee. 1.4 "Expenses" shall include all reasonable attorneys, fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, or being or preparing to be a witness in a Proceeding.
1.5 "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past three years has been, retained to represent (i) the Company or the Indemnitee in any matter material to either such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have any conflict of interest in representing either the Company or the Indemnitee in an action to determine the Indemnitee's rights under this Agreement. 1.6 "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other actual, threatened or completed proceeding, whether civil, criminal, administrative or investigative, other than, one initiated by the Indemnitee.

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


                          ARTICLE III - INDEMNIFICATION

3.1 In General. In connection with any Proceeding, whether relating to events occurring before or after the date hereof, the Company shall indemnify, and advance Expenses, to the Indemnitee as provided in this Agreement and to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit.
3.2 Proceeding Other Than Proceedings by or in the Right of the Company. The Indemnitee shall be entitled to the rights of indemnification provided in this
Section if, because the Indemnitee is or was a director or officer of the Company, the Indemnitee is, or is threatened to be made, a party to any Proceeding, other than a Proceeding by or in the right of the Company. Subject to Section 3.1, the Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection with such Proceeding. 3.3 Proceedings by or in the Right of the Company. The Indemnitee shall be entitled to the rights of indemnification provided in this Section if, because the Indemnitee is or was a director or officer of the Company, the Indemnitee is, or is threatened to be made, a party to any Proceeding brought by or in the right of the Company to procure a judgment in its favor. Subject to
Section 3.1, the Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection with such Proceeding.

Notwithstanding the foregoing, no such indemnification shall be made in respect of any claim, issue or matter in such Proceeding as to which the Indemnitee shall have been adjudged to be liable to the Company if applicable law prohibits such indemnification or if such claim, issue or matter involves an accounting of profits by the Indemnitee to the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended ("Section 16").
3.4 Indemnification of a Party Who is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement, to the extent that the Indemnitee is, because the Indemnitee is or was a director or officer of the Company, a party to and is successful, on the merits or otherwise, in any Proceeding, the Indemnitee shall be indemnified to the fullest extent permitted by law, against all Expenses, judgments, penalties, fines, and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection therewith. If the Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company shall indemnify the Indemnitee to the fullest extent permitted by law, against all Expenses, judgments, penalties, fines, and amounts paid in settlement, actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection with each successfully resolved claim, issue or matter. For purposes of this Section and without limitation, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.
3.5 Indemnification for Expenses of a Witness. Notwithstanding any other provision of this Agreement, to the extent that the Indemnitee is, because the Indemnitee is or was a director or officer of the Company, a witness in any Proceeding, the Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by the Indemnitee or on the Indemnitee's behalf in connection therewith.


                      ARTICLE IV - ADVANCEMENT OF EXPENSES

Notwithstanding any provision to the contrary in Article V, the Company shall advance all reasonable Expenses which, because the Indemnitee is or was a director or officer of the Company, were incurred by or on behalf of the Indemnitee in connection with any Proceeding, within 10 days after the receipt by the Company of a statement or statements from the Indemnitee requesting such advance or advances, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses and shall include or be preceded or accompanied by an undertaking by or on behalf of the Indemnitee to repay any Expenses if it shall ultimately be determined that the Indemnitee is not entitled to be indemnified against such Expenses. Any advance and undertakings to repay pursuant to this Article IV shall be unsecured and interest free.


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

9.2 Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever:
                  (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.
9.3 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement. 9.4 Headings. The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof. 9.5 Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.
9.6 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (i) delivered by hand, or (ii) mailed by certified or registered mail with postage prepaid, on the third business day after the day on which it is so mailed:
         If to the Indemnitee:

         --------------------

         --------------------

         If to the Company:

         Attn:  The President
         445 St. Paul Street
         Rochester, New York  14605

or to such other address as may have been furnished to the Indemnitee by the Company or to the Company by the Indemnitee, as the case may be. 9.7 Governing

Law. The parties agree that this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New York without application of the conflict of law principles thereof.
9.8 Entire Agreement. This Agreement ,constitutes the entire agreement and understanding between the parties hereto in reference to all the matters herein agreed upon. This Agreement replaces all prior indemnification agreements or understandings of the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written. COMPANY:

                                            GENESEE CORPORATION


                              By   /s/John L. Wehle, Jr.                  .
                              Name:  John L. Wehle, Jr.
                              Title: Chairman, President & Chief Executive
                                     Officer


                                                INDEMNITEE:


                                   /s/Samuel T. Hubbard, Jr.              .

                                   EXHIBIT 21





                                  Subsidiaries



           Names                                       State of Incorporation

The Genesee Brewing Company, Inc.                              New York

Genesee Ventures, Inc.                                         New York

Ontario Foods, Incorporated                                    New York