Form 10-Q
period 2000-07-29
GENESEE CORP
filed 2000-09-15
CIK 40934

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 29, 2000
                                                                          OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to

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

                                                         Number of Shares
         Class                                           Outstanding

         Class A Common Stock (voting), par
         value $.50 per share                               209,885

         Class B Common Stock (non-voting),  par
         value $.50 per share                             1,411,279

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        July 29, 2000 and April 29, 2000
                  (Dollars in thousands, except per share data)


                                                                                   UNAUDITED       AUDITED
                                                                                 July 29, 2000  April 29, 2000

Assets

     Current assets:
         Cash and cash equivalents                                                 $ 6,185          $ 7,649
         Marketable securities available for sale                                    8,272            8,029
         Trade accounts receivable, less allowance for doubtful receivables
             of $262 at July 29, 2000 and at April 29, 2000                          3,272            2,776
         Inventories, at lower of cost (first-in, first-out) or market              11,190            9,197
         Deferred income tax assets, current portion                                    83              113
         Other current assets                                                          340               61
------------------------------------------------------------------------------------------------------------
             Total current assets                                                   29,342           27,825

     Net property, plant and equipment                                              12,764           12,629
     Goodwill and other intangibles net of accumulated amortization of $3,426 at
         July 29, 2000 and $3,107 at April 29, 2000                                 26,343           26,662
     Other assets                                                                    1,438            1,446
     Net assets held for disposal - noncurrent                                      26,213           27,209
------------------------------------------------------------------------------------------------------------
             Total assets                                                         $ 96,100         $ 95,771
---------------------------------------------------------------------------------==========-----============
---------------------------------------------------------------------------------==========-----============

Liabilities and Shareholders' Equity

     Current liabilities:
         Notes payable, current portion                                                300              300
         Accounts payable                                                            2,399            1,454
         Income taxes payable                                                            0               64
         Accrued compensation                                                          315              235
         Accrued expenses and other                                                  1,802            1,384
         Net liabilities held for disposal - current                                 1,604            2,127
------------------------------------------------------------------------------------------------------------
             Total current liabilities                                               6,420            5,564

     Notes payable, noncurrent portion                                               5,898            5,973
     Deferred income tax liabilities, noncurrent portion                               418              381
     Other liabilities                                                                 646              646
------------------------------------------------------------------------------------------------------------
             Total liabilities                                                      13,382           12,564
------------------------------------------------------------------------------------------------------------

     Shareholders' equity:
         Common stock:
         Class A common stock, voting, $.50 par value. Authorized 450,000 shares      105              105
             ;209,885 shares issued and outstanding
         Class B common stock, non-voting, $.50 par value. Authorized 3,850,000        753              753
            shares; 1,506,876 shares issued
         Additional paid-in capital                                                  5,831            5,847
         Retained earnings                                                          79,447           80,023
         Accumulated other comprehensive loss                                          (51)            (120)
         Less: Class B treasury stock, at cost; 95,597 shares in July 2000 and
               96,564 shares in April 2000                                          (3,367)          (3,401)
------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                            82,718           83,207
------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                           $ 96,100         $ 95,771
---------------------------------------------------------------------------------==========-----============
---------------------------------------------------------------------------------==========-----============

         See accompanying notes to consolidated financial statements.


                              GENESEE CORPORATION
                               AND SUBSIDIARIES

         Consolidated Statements of Earnings and Comprehensive Income
             Thirteen Weeks Ended July 29, 2000 and July 31, 1999
                 (Dollars in thousands, except per share data)

                                                                                   UNAUDITED  UNAUDITED
                                                                                     2000       1999

Revenues                                                                          $ 11,074    $ 10,483
          Cost of goods sold                                                        10,665       9,643
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                           409         840

           Selling, general and administrative expenses                              1,404       1,615
-------------------------------------------------------------------------------------------------------------------
Operating loss                                                                        (995)       (775)

          Investment income                                                            153         161
          Other income                                                                 245          28
          Interest expense                                                            (108)       (141)
-------------------------------------------------------------------------------------------------------------------
                 Loss from continuing operations before income taxes                  (705)       (727)

Income tax benefit                                                                    (176)       (183)
-------------------------------------------------------------------------------------------------------------------
                 Loss from continuing operations                                      (529)       (544)

Discontinued operations:
      Earnings from operations of the discontinued segments
       (less applicable income tax expense of $ 347 and $ 631 ,respectively)           520       1,070
-------------------------------------------------------------------------------------------------------------------
                    Net (loss)/earnings                                                 (9)        526

Other comprehensive income / (loss), net of income taxes:
        Unrealized holding gains / (losses) arising during the period                   69        (130)
-------------------------------------------------------------------------------------------------------------------
        Comprehensive income                                                          $ 60       $ 396
--------------------------------------------------------------------------------===========-===========------------
--------------------------------------------------------------------------------===========-===========------------

Basic loss per share from continuing operations                                    $ (0.33)    $ (0.34)
Basic earnings per share from discontinued operations                               $ 0.32      $ 0.66
-------------------------------------------------------------------------------------------------------------------
            Basic (loss)/earnings per share                                        $ (0.01)     $ 0.32
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Diluted loss per share from continuing operations                                  $ (0.33)    $ (0.34)
Diluted earnings per share from discontinued operations                             $ 0.32      $ 0.66
-------------------------------------------------------------------------------------------------------------------
           Diluted (loss)/earnings per share                                       $ (0.01)     $ 0.32
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                       1,620,643   1,619,461
Weighted average and common equivalent shares                                    1,620,643   1,619,461

See accompanying notes to consolidated financial statements.


                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              Thirteen Weeks Ended July 29, 2000 and July 31, 1999
                             (Dollars in thousands)

                                                                                  UNAUDITED       UNAUDITED
                                                                                    2000             1999

Cash flows from operating activities:
    Net loss from continuing operations                                           $ (529)         $ (544)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Net loss / (gain) on sale of marketable securities                           10             (30)
         Depreciation and amortization                                               762             699
         Other                                                                       540             195
    Changes in non-cash assets and liabilities:
         Trade accounts receivable                                                  (496)           (247)
         Inventories                                                              (1,993)            677
         Other assets                                                                320              27
         Accounts payable                                                            945            (524)
         Accrued expenses and other                                                 (136)         (1,032)
         Income taxes payable                                                        105            (491)
--------------------------------------------------------------------------------------------------------------------
                 Net cash used in continuing operating activities                   (472)         (1,270)
         Net cash provided by discontinued operations                                150             246
--------------------------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                              (322)         (1,024)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                            (418)         (2,061)
    Proceeds from sale of marketable securities                                      382           1,313
    Purchases of marketable securities and other investments                        (509)         (1,461)
--------------------------------------------------------------------------------------------------------------------
                 Net cash used in continuing investing activities                   (545)         (2,209)
         Net cash provided by (used in) discontinued operations                       45             (12)
--------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                              (500)         (2,221)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from acquisition of debt                                                  0           1,546
    Principal payments on debt                                                       (75)            (20)
    Payment of dividends                                                            (567)           (567)
--------------------------------------------------------------------------------------------------------------------
                 Net cash (used in) provided by financing activities                (642)            959
--------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (1,464)         (2,286)

Cash and cash equivalents at beginning of the period                               7,649           5,836
--------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of the period                          $ 6,185         $ 3,550
---------===============================================================        ===========---=============-----------------
---------===============================================================        ===========---=============-----------------

See accompanying notes to consolidated financial statements.



                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (A) Planned Divestiture of the Corporation's Brewing and Equipment Leasing and Real Estate Investment Businesses

The Corporation has entered into an agreement to sell substantially all the assets of the brewing business for $22 million plus net working capital at the closing date to a management group led by the Corporation's President and Chief Executive Officer. The Corporation has also entered into a letter of intent to sell all of the outstanding stock of Ontario Foods, Inc., which represents the Corporation's Foods Division. Terms of this transaction have not been disclosed. The Corporation's equipment leasing subsidiary has entered into an agreement in principle to sell a significant portion of its lease portfolio for $15.3 million, generating net proceeds to the Corporation of approximately $13 million. This transaction is expected to result in an estimated net loss of approximately $3.1 million, which was recorded in the fourth quarter of fiscal 2000. The Corporation is evaluating strategies to sell or otherwise divest the Corporation's remaining assets. In accordance with generally accepted accounting principles, the results of operations of the Corporation's brewing and equipment leasing and real estate businesses have been segregated from the Corporation's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive income and in the consolidated statements of cash flows. Continuing operations consist of the Corporate segment, which operates primarily as the Corporation's treasury, and the Foods Division segment. The results of operations for the discontinued brewing and equipment leasing and real estate investment businesses were as follows:


                                                  Thirteen weeks ended
(Dollars in thousands)                   July 29, 2000          July 31, 1999

Revenue                                  $   29,886             $     37,024
Less Beer Taxes                              (5,991)                  (7,833)

Net Revenue                                  23,895                   29,191
Cost of Goods Sold                          (17,532)                 (20,831)
Selling, General, and Admin.                 (5,507)                  (6,765)
Other Income                                     11                      106

Earnings from operations of
discontinued operations, net of tax
expense                                         520                    1,070

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (A) Planned Divestiture of the Corporation's Brewing and Equipment Leasing and Real Estate Investment Businesses (continued)

The net assets of the brewing and equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net (liabilities) assets held for disposal in the accompanying consolidated balance sheet at July 29, 2000. The net assets of the brewing and equipment leasing and real estate investment businesses at July 29, 2000 were as follows:

                                                         (Dollars in thousands)

Accounts receivable, net                                      $ 5,497
Inventory                                                       5,559
Net deferred income tax asset, current portion                  1,008
Other current assets                                              663
Accounts payable                                               (6,244)
Federal and state beer taxes payable                           (1,385)
Income tax payable                                               (347)
Accrued compensation                                           (2,354)
Accrued postretirement benefits, current portion                 (600)
Accrued expenses and other                                     (3,401)
                                                          -----------------

Net liabilities held for disposal - current                   ($1,604)
                                                          -----------------
                                                          -----------------

Net property, plant and equipment                            $ 22,422
Investment in and notes receivable from unconsolidated real
estate partnerships                                             5,322
Investment in direct financing and leveraged leases            21,050
Other assets                                                    1,022
Net deferred income tax liability, noncurrent portion          (6,372)
Accrued postretirement benefits, noncurrent portion           (14,476)
Other liabilities                                                 (74)
Minority interest                                              (2,681)
                                                          -----------------

Net assets held for disposal - noncurrent                    $ 26,213
                                                          -----------------
                                                          -----------------

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE(B) The Corporation's consolidated financial statements presented herein are unaudited with the exception of the Consolidated Balance Sheet at April 29, 2000 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report on Form 10-K for the year ended April 29, 2000. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation. Certain reclassifications of the July 31, 1999 financial statements have been made to reflect the Company's fiscal 2001 discontinued operations (as discussed in Note A above.)


NOTE (C) Inventories of continuing operations are summarized as follows:


             Dollars in thousands
                                                    July 29, 2000  April 29,2000
             Finished goods                         $ 4,313             $ 4,867
             Raw materials, containers and packaging
             supplies                                 6,877               4,330
                                                  -----------          ---------
             Total inventories                     $ 11,190             $ 9,197


NOTE (D) Segment Reporting

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

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


Financial information for the Corporation's reportable segments is as follows:


----------------------------------------------------------------------------------------------------------

                                            Food                         Discontinued
For the thirteen week period ended:         Processing     Corporate     Operations       Consolidated
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
July 29, 2000
----------------------------------------------------------------------------------------------------------
Net revenues from external customers         $  11,074     $    -      $      -           $  11,074
Depreciation and amortization                      762          -             -                 762
Operating loss                                    (895)       (100)           -                (995)
Investment income                                   -          153            -                 153
(Loss)/earnings from continuing
   operations before income taxes                 (758)         53            -                (705)
Identifiable assets                             56,057      13,830         26,213            96,100
Capital expenditures                               418          -             -                 418

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
July 31, 1999
----------------------------------------------------------------------------------------------------------
Net revenues from external customers         $  10,483      $   -       $     -           $  10,483
Depreciation and amortization                      699          -             -                 699
Operating loss                                    (566)       (209)           -                (775)
Investment income                                   -          161            -                 161
Loss from continuing
   operations before income taxes                 (629)        (98)           -                (727)
Identifiable assets                             55,139       1,614         86,220           142,973
Capital expenditures                             2,061          -             -               2,061

----------------------------------------------------------------------------------------------------------




NOTE (E) Supplemental Cash Flow Information Cash paid for taxes was $ 66,000 and $ 451,000 for the thirteen week period ended July 29, 2000 and July 31, 1999, respectively; cash paid for interest was $ 108,000 and $ 142,000 for the thirteen week period ended July 29, 2000 and July 31, 1999, respectively.


NOTE (F) Corporate Dissolution and Liquidation

     As mentioned in Note A, the Corporation is in the process of attempting to sell its brewing, foods and equipment leasing businesses. The Corporation's Board of Directors has authorized the sale of all of the Corporation's assets and the dissolution and liquidation of the Corporation and will seek shareholder approval of these actions.

                               GENESEE CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements. The discussion of operating results and liquidity and capital resources for fiscal 2001 and fiscal 2000 excludes the discontinued brewing and equipment leasing and real estate investment businesses discussed in Note (A) to the accompanying consolidated financial statements.

SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS

Comparison of 13 weeks ended July 29, 2000 to 13 weeks ended July 31, 1999

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $995,000, which was an increase of $220,000 as compared to the same period last year.

         On a consolidated basis, the Corporation reported a loss from continuing operations of $529,000, or $.33 basic and diluted loss per share, in the first quarter this year, compared to a loss from continuing operations of $ 544,000, or $.34 basic and diluted loss per share, for the same period last year.

         The Corporation reported net earnings from discontinued operations of $520,000, net of tax expense of $347,000, or $.32 basic and diluted earnings per share for the first quarter of fiscal 2001, compared to net earnings from discontinued operations of $1.1 million, net of tax expense of $631,000, or $.66 basic and diluted earnings per share for the same period last year.


RESULTS OF CONTINUING OPERATIONS

Comparison of 13 weeks ended July 29, 2000 to 13 weeks ended July 31, 1999

         Foods Division

         Net sales for the Corporation's Foods Division increased $591,000 to $11.1 million in the first quarter this year as compared to $10.5 million for the same period last year. The increase in net sales was primarily attributable to increased sales of a new drink mix product.

         Gross profit for the Foods Division decreased by $431,000 when comparing the first quarters of fiscal 2001 and fiscal 2000. Gross profit for the first quarter of fiscal 2001 includes a $900,000 pre-tax charge for estimated costs associated with a recently discovered product quality problem involving the new drink mix product while the prior year first quarter's gross profit reflects $630,000 of costs associated with transitioning production to the Medina, New York facility.

         Selling, general and administrative expenses decreased $102,000 in the first quarter of fiscal 2001 compared to the same period last year. This decrease is the result of a variety of reductions in SG&A costs realized in the first quarter of fiscal 2001.

         The Foods Division had an operating loss of $895,000 in fiscal 2001, which was $329,000 greater than the $566,000 operating loss reported in fiscal 2000. Foods Division profitability in fiscal 2001 was adversely impacted by the reasons identified above.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (from continuing operations)

         Cash and cash equivalents and marketable securities in the aggregate decreased $1.2 million from April 29, 2000 to July 29, 2000. Cash and cash equivalents decreased $1.5 million from April 29, 2000 to July 29, 2000. Marketable securities increased $243,000 from April 29, 2000 to July 29, 2000.

         Net trade accounts receivable increased by $496,000. This increase from the April 29, 2000 balance is primarily attributable to timing and increased sales volume at the Foods Division.

         Inventories increased by $2.0 million. This increase from April 29, 2000 is related to additional purchases of sugar by the Foods Division.

         Net property, plant and equipment increased an immaterial amount as a result of routine capital expenditures by the Foods division exceeding normal depreciation expense for the first quarter of fiscal 2001.

         Other current assets increased by $ 279,000. This increase from April 29, 2000 is due to a variety of insignificant account balance changes.

         Current liabilities increased $856,000. This increase from April 29, 2000 is primarily related to an increase in accounts payable at the Foods Division resulting from increased purchases of sugar as mentioned above, and timing.

         Notes payable decreased $75,000. This decrease from April 29, 2000 is a result of normal debt payments and expected amortization of notes payable.

         In connection with the decision to sell or dispose of all the Corporation's assets and the proposed liquidation and dissolution of the Corporation, the Corporation's Board of Directors has decided to suspend the payment of regular quarterly dividends, preferring to make liquidating distributions following shareholder approval of the proposal to liquidate and dissolve the Corporation and consummation of the transactions identified in Note A of this report.

                               GENESEE CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses. These forward-looking statements include statements regarding the timing and results of the sale of the Corporation's brewing and equipment leasing businesses, the estimated loss from the sale of the equipment leasing businesses, and the dissolution and liquidation of the Corporation. These forward-looking statements involve significant risks and uncertainties and there can be no assurance that the expectations or results reflected in these statements will be realized or achieved. Such risks and uncertainties include, without limitation, the failure of the proposed transactions to close for whatever reasons, further negotiation of terms and conditions, purchase price adjustments, post-closing indemnification obligations, the failure of the purchaser of the brewing business to obtain financing necessary to consummate the transaction, the failure to satisfy other conditions necessary to consummate the sale of the Corporation's operating businesses such as completion of satisfactory due diligence, negotiation of definitive agreements for the sale of the foods and equipment leasing businesses, failure to obtain necessary regulatory approvals and third party consents, the possibility that a delay in resolving such conditions could jeopardize the transactions, and the possibility that Cheyenne Leasing Company may not achieve the residual value projected for equipment coming off leases as Cheyenne's lease portfolio matures.

                               GENESEE CORPORATION



PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.   None

                  (b) Reports on Form 8-K. The Corporation filed reports on Form 8-K on May 2, 2000, May 5, 2000 and June 29, 2000
                          to report information under Item 5 (Other Events.)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GENESEE CORPORATION



Date:   09/15/00                           /s /Samuel T. Hubbard, Jr.
                                           Samuel T. Hubbard, Jr.
                                           President and Chief Executive Officer



Date:   09/15/00                           /s / John B. Henderson
                                           John B. Henderson
                                           Senior Vice President and
                                             Chief Financial Officer