Form 10-Q
period 2000-10-28
GENESEE CORP
filed 2000-12-18
CIK 40934

Index to Exhibits at page 16



                                     SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C.

                                                  FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 28, 2000
                                                                          OR
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

                                                         Number of Shares
         Class                                           Outstanding

         Class A Common Stock (voting), par
         value $.50 per share                                      209,885

         Class B Common Stock (non-voting),  par
         value $.50 per share                                    1,411,453

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       October 28, 2000 and April 29, 2000
                 (Dollars in thousands, except per share data)

                                                                                   UNAUDITED          AUDITED
                                                                                October 28, 2000   April 29, 2000

Assets

      Current assets:
          Cash and cash equivalents                                                 $ 3,903           $ 7,649
          Marketable securities available for sale                                    8,480             8,029
          Trade accounts receivable, less allowance for doubtful receivables
              of $262 at October 28, 2000 and April 29, 2000                          3,941             2,776
          Inventories, at lower of cost (first-in, first-out) or market              11,200             9,197
          Deferred income tax assets, current portion                                    83               113
          Other current assets                                                          117                61
------------------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                  27,724            27,825

      Net property, plant and equipment                                              12,709            12,629
     Goodwill and other intangibles net of accumulated amortization of $3,741
          at October 28, 2000 and  $3,107 at April 29, 2000                          26,028            26,662
      Other assets                                                                    1,427             1,446
      Net assets held for disposal - noncurrent                                      24,601            27,209
------------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                        $ 92,489          $ 95,771
----------------------------------------------------------------------------------=================-================
--------------------------------------------------------------------------------- =================-================

Liabilities and Shareholders' Equity

      Current liabilities:
          Notes payable, current portion                                             $ 300              $ 300
          Accounts payable                                                           1,688              1,454
          Income taxes payable                                                         198                 64
          Accrued compensation                                                         397                235
          Accrued expenses and other                                                 1,173              1,384
          Net liabilities held for disposal - current                                  685              2,127
------------------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                             4,441              5,564

      Notes payable, noncurrent portion                                              5,823              5,973
      Deferred income tax liabilities, noncurrent portion                              418                381
      Other liabilities                                                                 21                646
------------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                    10,703             12,564
------------------------------------------------------------------------------------------------------------------------------------

 Shareholders' equity:
  Common stock:
  Class A common stock, voting, $.50 par value. Authorized 450,000 shares;             105                105
          209,885 shares issued and outstanding
  Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares;       753                753
          1,506,876 shares issued
  Additional paid-in capital                                                         5,831              5,847
  Retained earnings                                                                 78,464             80,023
  Accumulated other comprehensive loss                                                   0               (120)
  Less: Class B treasury stock, at cost; 95,597 shares in October 2000 and          (3,367)            (3,401)
          96,564 shares in April 2000
------------------------------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                          81,786             83,207
------------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and shareholders' equity                         $ 92,489           $ 95,771
---------------------------------------------------------------------------------=============-   ================
-------------------------------------------------------------------------------- =============-   ================

          See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
           Consolidated Statements of Earnings and Comprehensive Loss
           Thirteen Weeks Ended October 28, 2000 and October 30, 1999
                  (Dollars in thousands, except per share data)



                                                                                   UNAUDITED      UNAUDITED
                                                                                     2000           1999

Revenues                                                                          $ 12,869       $ 12,517
           Cost of goods sold                                                       10,861         10,757
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         2,008          1,760
           Selling, general and administrative expenses                              1,473          1,656
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                                       535            104
          Investment income                                                            146            115
         Other income                                                                   81             19
          Interest expense                                                            (108)          (150)
---------------------------------------------------------------------------------------------------------------------------
                Earnings from continuing operations before income taxes                654             88

Income tax expense                                                                     499             73
---------------------------------------------------------------------------------------------------------------------------
                Earnings from continuing operations                                    155             15

Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax benefit of $831and $1,327,respectively)          (1,303)        (1,487)

     Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable net income tax expense of $89 in fiscal 2001)                   139              0
---------------------------------------------------------------------------------------------------------------------------
                    Net loss                                                        (1,009)        (1,472)

Other comprehensive income / (loss), net of income taxes:
        Unrealized holding gains / (losses) arising during the period                   51            (31)
---------------------------------------------------------------------------------------------------------------------------
        Comprehensive loss                                                          $ (958)      $ (1,503)
------------------------------------------------------------------------------  =============--==============---------------
------------------------------------------------------------------------------  =============--==============---------------

Basic earnings per share from continuing operations                                  $ 0.10          $ 0.01
Basic loss per share from discontinued operations                                   $ (0.80)        $ (0.92)
Basic gain per share from disposal of Genesee Ventures, Inc.                         $ 0.09             $ -
---------------------------------------------------------------------------------------------------------------------------
            Basic loss per share                                                    $ (0.61)        $ (0.91)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share from continuing operations                                $ 0.10          $ 0.01
Diluted loss per share from discontinued operations                                 $ (0.80)        $ (0.92)
Diluted gain per share from disposal of Genesee Ventures, Inc.                       $ 0.09             $ -
---------------------------------------------------------------------------------------------------------------------------
           Diluted loss per share                                                   $ (0.61)        $ (0.91)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                        1,621,164       1,620,197
Weighted average and common equivalent shares                                     1,621,164       1,620,197


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Comprehensive Loss
          Twenty Six Weeks Ended October 28, 2000 and October 30, 1999
                  (Dollars in thousands, except per share data)

                                                                                  UNAUDITED      UNAUDITED
                                                                                    2000            1999

Revenues                                                                         $ 23,943         $ 23,002
           Cost of goods sold                                                      21,525           20,400
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                        2,418            2,602
           Selling, general and administrative expenses                             2,878            3,273
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                       (460)            (671)

          Investment income                                                           298              276
         Other income                                                                 326               48
          Interest expense                                                           (216)            (292)
----------------------------------------------------------------------------------------------------------------------------
                 Loss from continuing operations before income taxes                  (52)            (639)

Income tax expense (benefit)                                                          323             (210)
----------------------------------------------------------------------------------------------------------------------------
                 Loss from continuing operations                                     (375)            (429)
-
Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax benefit of $563 and $595, respectively)           (881)            (517)

     Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable net income tax expense of $168 in fiscal 2001)                 264                0
----------------------------------------------------------------------------------------------------------------------------
                    Net loss                                                         (992)            (946)

Other comprehensive income / (loss), net of income taxes:
        Unrealized holding gains / (losses) arising during the period                 120             (161)
----------------------------------------------------------------------------------------------------------------------------
        Comprehensive loss                                                         $ (872)        $ (1,107)
-------------------------------------------------------------------------------==============-===============---------------
-------------------------------------------------------------------------------==============-===============---------------

Basic loss per share from continuing operations                                      $ (0.23)        $ (0.26)
Basic loss per share from discontinued operations                                    $ (0.54)        $ (0.32)
Basic gain per share from disposal of Genesee Ventures, Inc.                          $ 0.16             $ -
----------------------------------------------------------------------------------------------------------------------------
            Basic loss per share                                                     $ (0.61)        $ (0.58)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share from continuing operations                         $ (0.23)        $ (0.26)
Diluted loss per share from discontinued operations                                  $ (0.54)        $ (0.32)
Diluted gain per share from disposal of the Foods Division                            $ 0.16             $ -
----------------------------------------------------------------------------------------------------------------------------
           Diluted loss per share                                                    $ (0.61)        $ (0.58)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                         1,620,904       1,618,909
Weighted average and common equivalent shares                                      1,620,904       1,618,909

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          Twenty Six Weeks Ended October 28, 2000 and October 30, 1999
                             (Dollars in thousands)

                                                                                  UNAUDITED      UNAUDITED
                                                                                     2000           1999

Cash flows from operating activities:
    Net loss from continuing operations                                          $ (375)          $ (429)
    Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
           Net loss on sale of marketable securities                                 10               23
           Depreciation and amortization                                          1,520            1,325
           Other                                                                     35               36
    Changes in non-cash assets and liabilities:
           Trade accounts receivable                                             (1,165)          (1,383)
           Inventories                                                           (2,003)           1,798
           Other assets                                                             599              (43)
           Accounts payable                                                         234            1,438
           Accrued expenses and other                                              (142)            (879)
           Income taxes payable                                                     134           (1,696)
           Other liabilities                                                       (625)               0
------------------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by continuing operating activities        (1,778)             190
           Net cash (used in) provided by discontinued operations                (1,347)             375
------------------------------------------------------------------------------------------------------------------------------------
                    Net cash (used in) provided by operating activities          (3,125)             565
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures, net                                                       (560)         (2,626)
    Proceeds from sale of marketable securities                                     408           2,413
    Purchases of marketable securities and other investments                       (654)         (2,262)
------------------------------------------------------------------------------------------------------------------------------------
                    Net cash used in continuing investing activities               (806)         (2,475)
           Net cash provided by discontinued operations                             902           1,068
------------------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities              96          (1,407)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from acquisition of debt                                                 0           1,700
    Principal payments on debt                                                     (150)            (40)
    Payment of dividends                                                           (567)         (1,134)
------------------------------------------------------------------------------------------------------------------------------------
                    Net cash (used in) provided by financing activities            (717)            526
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                        (3,746)           (316)

Cash and cash equivalents at beginning of the period                              7,649           5,836
------------------------------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of the period                       $ 3,903         $ 5,520
-----------=================================================================================-================--------------------
-----------=================================================================================-================--------------------

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (A)   Planned Divestiture of the Corporation's Operating Businesses

The Corporation's Board of Directors has authorized the sale of all the Corporation's assets and on October 19, 2000, the Corporation's shareholders approved a plan to dissolve and liquidate the Corporation. The Corporation will be liquidated by selling or otherwise disposing of all the Corporation's assets and winding up all of the Corporation's affairs. The proceeds from this liquidation will then be distributed, after paying or providing for all its claims, obligations and expenses, to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

On December 15, 2000, the Corporation sold substantially all the assets of the brewing business for $25.8 million to a management group led by the Corporation's former President and Chief Executive Officer. In August 2000 the Corporation entered into a letter of intent to sell all of the outstanding stock of Ontario Foods, Inc., which represents the Corporation's Foods Division, to Ralcorp Holdings, Inc. The letter of intent has now expired, but the Corporation is continuing to have discussions with Ralcorp. The Corporation's equipment leasing subsidiary has signed a Portfolio Purchase Agreement to sell a significant portion of its lease portfolio for $15.3 million, generating net proceeds to the Corporation of approximately $13 million. This transaction is expected to result in an estimated net loss of approximately $3.1 million, which was recorded in the fourth quarter of fiscal 2000. The Corporation adjusted this loss by $264,000, net of tax expense for fiscal 2001, year to date, which reflects better than expected leasing operating results. The Corporation is evaluating strategies to sell or otherwise divest the Corporation's remaining assets. In accordance with generally accepted accounting principles, the results of operations of the Corporation's brewing, equipment leasing and real estate businesses have been segregated from the Corporation's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive income and in the consolidated statements of cash flows. Continuing operations consist of the Corporate segment, which operates primarily as the Corporation's treasury, and the Foods Division.

The results of operations for the discontinued brewing, equipment leasing and real estate investment businesses were as follows:

                                            Thirteen weeks ended                              Twenty six  weeks ended
(Dollars in thousands)            October 28, 2000         October 30, 1999          October 28, 2000        October 30, 1999

Revenue                              $     25,737        $       29,938            $           55,624        $       66,961
Less Beer Taxes                            (4,751)               (5,820)                      (10,742)              (13,653)

Net Revenue                                20,986                24,118                        44,882                53,308
Cost of Goods Sold                        (16,346)              (18,424)                      (33,879)              (39,253)
Selling, General, and Admin.             (  6,557)               (8,308)                      (12,035)              (15,074)
Other Income  (Expense)                        11                  (200)                           20                   (93)

Loss from operations of  the
discontinued segments, net of tax
benefit                                    (1,303)              ( 1,487)                        (881)                  (517)

Adjustment to the Loss on Disposal of
Genesee Ventures, Inc., net of tax  $         139        $            0           $              264        $             0
expense


                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE(A)Planned Divestiture of the Corporation's Operating Businesses (continued)

The net assets of the brewing, equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net (liabilities) assets held for disposal in the accompanying consolidated balance sheet at October 28, 2000. The net assets of the brewing, equipment leasing and real estate investment businesses at October 28, 2000 were as follows:

 (Dollars in thousands)

  Accounts receivable, net                                        $   4,764
  Inventory                                                           5,774
  Net deferred income tax asset, current portion                      1,008
  Other current assets                                                1,278
  Accounts payable                                                   (5,448)
  Federal and state beer taxes payable                               (1,065)
  Accrued compensation                                               (2,642)
  Accrued postretirement benefits, current portion                     (600)
  Accrued expenses and other                                         (3,754)
                                                              -----------------

      Net liabilities held for disposal - current                     ($685)
                                                              -----------------
                                                              -----------------

  Net property, plant and equipment                                $ 22,021
  Investment in and notes receivable from unconsolidated real
  estate partnerships                                                 5,218
  Investment in direct financing and leveraged leases                20,047
  Other assets                                                          966
  Net deferred income tax liability, noncurrent portion              (6,372)
  Accrued postretirement benefits, noncurrent portion               (14,476)
  Other liabilities                                                     (65)
  Minority interest                                                  (2,738)
                                                              -----------------

         Net assets held for disposal - noncurrent                 $ 24,601
                                                              -----------------
                                                              -----------------

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (B)          The  Corporation's   consolidated   financial  statements
                  presented herein are unaudited with the exception of the Consolidated Balance Sheet at April 29, 2000 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report on Form 10-K for the year ended April 29, 2000. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

                  Certain reclassifications of the October 30, 1999 financial statements have been made to reflect the Company's fiscal 2001 discontinued operations (as discussed in Note A above.)


NOTE (C) Inventories of continuing operations are summarized as follows:


 Dollars in thousands
                                                 October 30, 2000  April 29,2000
 Finished goods                                      $ 4,606        $   4,867
 Raw materials, containers and packaging
 supplies                                              6,594            4,330
                                                   -----------       ---------
 Total inventories                                  $ 11,200          $ 9,197
                                                   -----------       ---------
                                                   -----------       ---------

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


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

The Corporation has two business segments included in discontinued operations: brewing and equipment leasing and real estate. The brewing segment, which was sold on December 15, 2000 (see Note A), produced beers and ales for wholesale and retail distribution throughout the United States, primarily in the northeast region of the country. The equipment leasing and real estate segment leases construction, transportation and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties.

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

Financial information for the Corporation's reportable segments is as follows:


----------------------------------------------------------------------------------------------------------

                                            Food                         Discontinued
For the thirteen week period ended:         Processing     Corporate     Operations       Consolidated
--------------------------------------------               -----------------------------------------------
----------------------------------------------------------------------------------------------------------
October 28, 2000
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  12,869     $      -      $      -            $  12,869
Depreciation and amortization                    758            -             -                  758
Operating income (loss)                          685         (150)            -                  535
Investment income                                  -          146             -                  146
Earnings (loss) from continuing
   Operations before income taxes                658           (4)            -                  654
Identifiable assets                           55,464       12,424        24,601               92,489
Capital expenditures                             141            -             -                  141

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
October 30, 1999
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  12,517      $     -       $     -            $  12,517
Depreciation and amortization                    626            -             -                  626
Operating income (loss)                          279         (175)            -                  104
Investment income                                  -          115             -                  115
Income (loss) from continuing
   Operations before income taxes                194         (106)            -                   88
Identifiable assets                           54,729        2,474        81,589              138,792
Capital expenditures                             564            -             -                  564

----------------------------------------------------------------------------------------------------------


                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (D)          Segment Reporting (continued)


Financial information for the Corporation's reportable segments is as follows:


----------------------------------------------------------------------------------------------------------

                                            Food                         Discontinued
For the twenty six week period ended:       Processing     Corporate     Operations       Consolidated
--------------------------------------------               -----------------------------------------------
----------------------------------------------------------------------------------------------------------
October 28, 2000
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  23,943     $     -    $         -             $  23,943
Depreciation and amortization                  1,520           -              -                 1,520
Operating loss                                  (210)       (250)             -                  (460)
Investment income                                  -         298              -                   298
(Loss)/earnings from continuing
   Operations before income taxes               (100)         48              -                   (52)
Identifiable assets                           55,464      12,424         24,601                92,489
Capital expenditures                             560           -              -                   560

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
October 30, 1999
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  23,002     $     -    $         -             $  23,002
Depreciation and amortization                  1,325           -              -                 1,325
Operating loss                                  (288)       (383)             -                  (671)
Investment income                                  -         276              -                   276
Loss from continuing
   Operations before income taxes               (436)       (203)             -                  (639)
Identifiable assets                           54,729       2,474         81,589               138,792
Capital expenditures                           2,626           -              -                 2,626

----------------------------------------------------------------------------------------------------------




NOTE (E)          Supplemental Cash Flow Information

                  Cash paid for taxes was $ 67,000 and $ 1,034,000 for the thirteen week period ended October 28, 2000 and October 30, 1999, respectively; cash paid for interest was $ 108,000 and $ 150,000 for the thirteen week period ended October 28, 2000 and October 30, 1999, respectively.

                  Cash paid for taxes was $ 133,000 and $ 1,485,000 for the twenty six week period ended October 28, 2000 and October 30, 1999, respectively; cash paid for interest was $ 216,000 and $ 292,000 for the twenty six week period ended October 28, 2000 and October 30, 1999, respectively.

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


SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS


Comparison of 13 weeks ended October 28, 2000 to 13 weeks ended October 30, 1999

         On a consolidated basis, the Corporation reported operating income from continuing operations of $535,000, which was an increase of $431,000 as compared to the same period last year.

         On a consolidated basis, the Corporation reported earnings from continuing operations of $155,000, or $.10 basic and diluted earnings per share, in the second quarter this year, compared to earnings from continuing operations of $15,000, or $.01 basic and diluted earnings per share, for the same period last year.

         The Corporation reported a net loss from discontinued operations of $1.2 million, net of tax benefit of $742,000, or $.71 basic and diluted loss per share for the second quarter of fiscal 2001, compared to a net loss from discontinued operations of $1.5 million, net of tax benefit of $1.3 million, or $.92 basic and diluted loss per share for the same period last year.


Comparison of 26 weeks ended October 28, 2000 to 26 weeks ended October 30, 1999

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $460,000, which was an improvement of $211,000 as compared to the same period last year.

         On a consolidated basis, the Corporation reported a loss from continuing operations of $375,000, or $.23 basic and diluted loss per share, in the first half of this year, compared to a loss from continuing operations of $429,000, or $.26 basic and diluted loss per share, for the same period last year.

         The Corporation reported a net loss from discontinued operations of $617,000, net of tax benefit of $395,000, or $.38 basic and diluted loss per share for the first half of fiscal 2001, compared to a net loss from discontinued operations of $517,000, net of tax benefit of $595,000, or $.32 basic and diluted loss per share for the same period last year.

                               GENESEE CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF CONTINUING OPERATIONS

Comparison of 13 weeks ended October 28, 2000 to 13 weeks ended October 30, 1999

         Foods Division

         Net sales for the Corporation's Foods Division increased $352,000 to $12.9 million in the second quarter this year as compared to $12.5 million for the same period last year. The increase in net sales was primarily attributable to increased sales of a new drink mix product.

         Gross profit for the Foods Division increased by $ 249,000 to $2.0 million in the second quarter this year as compared to $1.8 million for the same period last year.

         Selling, general and administrative expenses decreased $158,000 to $1.3 million in the second quarter of fiscal 2001 compared to $1.5 million for the same period last year. This decrease is the result of a variety of reductions in SG&A costs realized in the second quarter of fiscal 2001.

         The Foods Division had operating income of $685,000 in fiscal 2001, which was $406,000 greater than the $279,000 operating income reported in fiscal 2000. Foods Division profitability in fiscal 2001 was positively impacted by the reasons identified above.


Comparison of 26 weeks ended October 28, 2000 to 26 weeks ended October 30, 1999

         Foods Division

         Net sales for the Corporation's Foods Division increased $941,000 to $23.9 million in the first half of fiscal 2001 as compared to $23.0 million for the same period last year. The increase in net sales was primarily attributable to increased sales of a new drink mix product.

         Gross profit for the Foods Division decreased by $185,000 when comparing the first half of fiscal 2001 and fiscal 2000. Gross profit for the first half of fiscal 2001 includes a $900,000 pre-tax charge for estimated costs associated with a product quality problem involving a new drink mix product while the prior year gross profit reflects $1.1 million of costs associated with transitioning production to the Medina, New York facility.

         Selling, general and administrative expenses decreased $261,000 to $2.6 million in the first half of fiscal 2001 compared to $2.9 million for the same period last year. This decrease is the result of a variety of reductions in SG&A costs realized in the first half of fiscal 2001.

         The Foods Division had an operating loss of $210,000 in fiscal 2001, which was $78,000 less than the $288,000 operating loss reported in fiscal 2000.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (from continuing operations)

         Cash and cash equivalents and marketable securities in the aggregate decreased $3.3 million from April 29, 2000 to October 28, 2000. Cash and cash equivalents decreased $3.7 million from April 29, 2000 to October 28, 2000. Marketable securities increased $451,000 from April 29, 2000 to October 28, 2000.

             Net trade accounts receivable increased by $1.2 million. This increase from the April 29, 2000 balance is primarily attributable to timing and increased sales volume at the Foods Division.

            Inventories increased by $2.0 million. This increase from April 29, 2000 is related to additional purchases of sugar by the Foods Division.

            Net property, plant and equipment increased an immaterial amount as a result of routine capital expenditures by the Foods division exceeding normal depreciation expense for the first quarter of fiscal 2001.

           Other liabilities decreased by $625,000. This decrease from April 29, 2000 is due to payment of a deferred compensation arrangement to the estate of the former Chairman of the Board and Chief Executive Officer of the Corporation during the first half of fiscal 2001.

             Notes payable decreased $150,000. This decrease from April 29, 2000 is a result of normal debt payments and expected amortization of notes payable.

             In  connection  with the  decision  to sell or  dispose  of all the
Corporation's assets and dissolve and liquidate the Corporation, the Corporation's Board of Directors has decided to suspend the payment of quarterly dividends and to instead make liquidating distributions as and when feasible under the Corporation's plan of liquidation and dissolution.


Forward-Looking Statements

              This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses. These forward-looking statements include statements regarding the timing and results of the sale of the Corporation's equipment leasing business, the estimated loss from the sale of the equipment leasing businesses, and the dissolution and liquidation of the Corporation. These forward-looking statements involve significant risks and uncertainties and there can be no assurance that the expectations or results reflected in these statements will be realized or achieved. Risks and uncertainties relating to the proposed sale of the Corporation's equipment leasing business include, without limitation, the failure of the transaction to close for whatever reasons, further negotiation of terms and conditions, purchase price adjustments, post-closing indemnification obligations, the failure to satisfy other conditions necessary to consummate the transaction such as failure to obtain necessary regulatory approvals and third party consents, and the possibility that a delay in resolving such conditions could jeopardize the transaction. Risks and uncertainties relating to the disposition of the Corporation's food business include, without limitation, failure to reach agreement with Ralcorp on the sale of the business, failure to find another suitable buyer if a sale to Ralcorp is not completed, and risks associated with continuing to operate the business while seeking other buyers. Risks and uncertainties relating to the dissolution and liquidation of the Corporation include, without limitation, the actual amount of proceeds from the sale of the Corporation's assets, the ultimate settlement amounts of the Corporation's liabilities and obligations, actual costs incurred in connection with carrying out the plan of dissolution and liquidation, including administrative costs during the liquidation period, the amount of income earned on the Corporation" cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of distributions.

                               GENESEE CORPORATION


PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

                  The Corporation's annual meeting of Class A shareholders was held on October 19, 2000. At the annual meeting, shareholders elected Gary C. Geminn (by a vote of 187,696 shares For and 6,042 withheld) and Charles S. Wehle (by a vote of 187,999 shares For and 5,739 withheld) to serve as directors until the annual meeting of shareholders in 2003. The terms of office of Stephen B. Ashley, William A. Buckingham, and Samuel T. Hubbard, Jr. continued after the annual meeting of shareholders.

                  At the annual meeting, Class A shareholders also approved (a) by a vote of 168,293 shares For and 1,213 shares against, a proposal to approve a plan of Liquidation and Dissolution and (b) by a vote of 165,970 shares For and 3,484 shares against, a proposal to amend the Corporation's Certificate of Incorporation.

Item 5.       Other Information

     Following the completion of the management buyout of the Corporation's brewing business, the following officers of the Corporation (who are investors in the management buyout entity) resigned as officers of the Corporation: Samuel
T. Hubbard, Jr., President and Chief Executive Officer; John B. Henderson, Senior Vice President and Chief Financial Officer; William A. Neilson, Vice President - Human Resources; and Michael C. Atseff, Vice President and Controller. Mr. Hubbard will continue as a director of the Corporation.

     The Board of  Directors  has  elected  Stephen B. Ashley  President  of the
Corporation, Mark W. Leunig Senior Vice President and Chief Administrative Officer, and Steven M. Morse Vice President and Treasurer.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits.   The following exhibits are attached to this report:

                          Exhibit     2-1   Plan of Liquidation and Dissolution

                  (b) Reports on Form 8-K. The Corporation filed reports on Form 8-K on August 16, 2000, August 30, 2000,
                          September 27, 2000, and October 19, 2000 to report information under Item 5 (Other Events.)

                               GENESEE CORPORATION






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     GENESEE CORPORATION



Date:   12/18/00                                          /s / Mark W. Leunig
                                                         Mark W. Leunig
                                                        Sr. Vice President and
                                                   Chief Administrative Officer


Date:   12/18/00                                         /s / Steven M. Morse
                                                    Steven M. Morse
                                                    Vice President and Treasurer

                               GENESEE CORPORATION




                                  EXHIBIT INDEX

Exhibit Number                       Exhibit                           Page No.

2-1                          Plan of Liquidation and Dissolution          17

                                                                 Exhibit 2-1

                       PLAN OF LIQUIDATION AND DISSOLUTION
                                       OF
                               GENESEE CORPORATION


         This Plan of Liquidation and Dissolution (the "Plan") is intended to affect the complete, voluntary liquidation and dissolution of Genesee Corporation, a New York corporation (the "Corporation"), in accordance with
Section 331 of the Internal Revenue Code and Article 10 of the New York Business Corporation Law ("BCL") in substantially the following manner:

         1. This Plan shall be effective on the date (the "Effective Date") on which it is approved by the shareholders of the Corporation in accordance with the BCL. After the Effective Date, the following actions shall be taken:

                  (a) The Corporation shall sell, exchange, lease or otherwise dispose of its assets, upon such terms and conditions and for such consideration as may be fixed from time to time by the Corporation's Board of Directors.

                  (b) The Corporation shall collect or make provision for the collection of accounts receivable, debts and claims owing it.

                  (c) The Corporation shall (i) pay and discharge or make adequate provision for the payment and discharge of all debts, expenses, taxes and liabilities of the Corporation, (ii) withdraw from all jurisdictions in which the Corporation is qualified to do business, (iii) wind up its business and affairs, and (iv) complete the formal dissolution of the Corporation under the New York Business Corporation Law.

                  (d) Subject to the payment of or the making of other provision for the debts, expenses, taxes and other liabilities of the Corporation, including contingent liabilities, all of the assets of the Corporation shall be distributed to or on behalf of its shareholders in accordance with their respective rights in one or a series of distributions, at any time or from time to time, before or after the formal dissolution of the Corporation, in cash or in kind, in any manner that the Board of Directors, in its discretion, may determine.

         2. Implementation of this Plan shall be under the direction of the Board of Directors of the Corporation, which shall have full authority and discretion to carry out the provisions of this Plan or such other actions it deems appropriate, including without limitation amendment or abandonment of this Plan, whether prior or subsequent to the formal dissolution of the Corporation, without further shareholder action.

         3. Subject to the direction of the Corporation's Board of Directors, the appropriate officers of the Corporation are hereby authorized to take any and all actions and to execute, deliver and file any and all agreements, documents or other instruments which are necessary or convenient to carry out this Plan, including without limitation the execution and filing with the New York Department of State of a certificate of dissolution.