Form 10-Q
period 2001-01-27
GENESEE CORP
filed 2001-03-13
CIK 40934

Index to Exhibits at page 19

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 27, 2001
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from        to

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

                                                         Number of Shares
         Class                                           Outstanding

         Class A Common Stock (voting), par
         value $.50 per share                                209,885

         Class B Common Stock (non-voting),  par
         value $.50 per share                              1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       January 27, 2001 and April 29, 2000

(Dollars in thousands, except per share data)

                                                                                       UNAUDITED         AUDITED
                                                                                   January 27, 2001   April 29, 2000
Assets
      Current assets:
          Cash and cash equivalents                                                    $ 28,884          $ 7,649
          Marketable securities available for sale                                        8,857            8,029
          Trade accounts receivable, less allowance for doubtful receivables
              of $262 at January 27, 2001 and April 29, 2000                              3,361            2,776
          Notes receivable, current portion                                                 771                0
          Inventories, at lower of cost (first-in, first-out) or market                  10,665            9,197
          Deferred income tax assets, current portion                                     5,678              113
          Other current assets                                                                7               61
                                                                                        --------         --------
              Total current assets                                                       58,223           27,825

      Net property, plant and equipment                                                  12,700           12,629
      Goodwill and other intangibles net of accumulated amortization of $4,055
          at January 27, 2001 and  $3,107 at April 29, 2000                              25,714           26,662
      Notes receivable, noncurrent portion                                               10,229                0
      Other assets                                                                        1,192            1,446
      Net assets held for disposal - noncurrent                                           5,740           27,209
                                                                                        --------         --------
              Total assets                                                            $ 113,798         $ 95,771
                                                                                       =========         ========

Liabilities and Shareholders' Equity

      Current liabilities:
          Notes payable, current portion                                                  $ 300            $ 300
          Accounts payable                                                                1,229            1,454
          Income taxes payable                                                              447               64
          Accrued compensation                                                              574              235
          Accrued expenses and other                                                      1,005            1,384
          Net liabilities held for disposal - current                                     9,729            2,127
                                                                                         -------           ------
              Total current liabilities                                                  13,284            5,564

      Notes payable, noncurrent portion                                                   5,749            5,973
      Deferred gain on sale of brewing business                                          12,671                0
      Deferred income tax liabilities, noncurrent portion                                     0              381
      Other liabilities                                                                      21              646
                                                                                         -------          -------
              Total liabilities                                                          31,725           12,564
                                                                                         -------          -------

      Shareholders' equity:
          Common stock:
        Class A common stock, voting, $.50 par value. Authorized 450,000 shares;            105              105
              209,885 shares issued and outstanding
  Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares;            753              753
              1,506,876 shares issued
          Additional paid-in capital                                                      5,823            5,847
          Retained earnings                                                              78,490           80,023
          Accumulated other comprehensive income / (loss)                                   200             (120)
          Less: Class B treasury stock, at cost; 93,899 shares in January 2001           (3,298)          (3,401)
                and 96,564 shares in April 2000
                                                                                         -------          -------
Total shareholders' equity                                                               82,073           83,207
                                                                                         -------          -------

              Total liabilities and shareholders' equity                              $ 113,798         $ 95,771
                                                                                        ========         ========

     See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

        Consolidated Statements of Earnings and Comprehensive Income
         Thirteen Weeks Ended January 27, 2001 and January 29, 2000
                (Dollars in thousands, except per share data)


                                                                                   UNAUDITED      UNAUDITED
                                                                                     2001            2000

Revenues                                                                           $ 11,596        $ 11,786

           Cost of goods sold                                                         9,708           9,791
                                                                                     -------         -------
Gross profit                                                                          1,888           1,995

           Selling, general and administrative expenses                               1,924           1,600
                                                                                     -------         -------
Operating (loss) / income                                                               (36)            395

          Investment income                                                             136             153
         Other income                                                                    26              58
          Interest expense                                                             (106)           (146)
                                                                                     -------          -------
                (Loss) / earnings from continuing operations before income taxes         20             460

Income tax (benefit) / expense                                                           (3)            210
                                                                                     -------          -------
                Earnings from continuing operations                                      23             250

Discontinued operations:
      (Loss) / earnings from operations of the discontinued segments
  (less applicable income tax benefit of $ 445 and expense of $ 47,respectively)       (630)             52

     Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable income tax expense of $ 431 in fiscal 2001)                      636               0
                                                                                     -------          ------
                    Net Earnings                                                         29             302

Other comprehensive income / (loss), net of income taxes:
        Unrealized holding gains / (losses) arising during the period                   200             (85)
                                                                                     -------          ------
        Comprehensive income                                                          $ 229           $ 217
                                                                                     =======          ======

Basic earnings per share from continuing operations                                  $ 0.01          $ 0.15
Basic (loss) / earnings per share from discontinued operations                      $ (0.39)         $ 0.03
Basic gain per share from disposal of Genesee Ventures, Inc.                         $ 0.39             $ -
                                                                                     -------         -------
            Basic earnings per share                                                 $ 0.01          $ 0.18

Diluted earnings per share from continuing operations                                $ 0.01          $ 0.15
Diluted (loss) / earnings per share from discontinued operations                    $ (0.38)         $ 0.03
Diluted gain per share from disposal of Genesee Ventures, Inc.                       $ 0.38             $ -
                                                                                     -------         -------
           Diluted earnings per share                                                $ 0.01          $ 0.18



Weighted average common shares outstanding                                        1,622,393       1,620,197
Weighted average and common equivalent shares                                     1,661,044       1,620,483


See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                               AND SUBSIDIARIES

          Consolidated Statements of Earnings and Comprehensive Loss
        Thirty Nine Weeks Ended January 27, 2001 and January 29, 2000
                (Dollars in thousands, except per share data)


                                                                                    UNAUDITED       UNAUDITED
                                                                                      2001            2000

Revenues                                                                            $ 35,538        $ 34,788

           Cost of goods sold                                                         31,233          30,191
                                                                                     --------        --------
Gross profit                                                                           4,305           4,597

           Selling, general and administrative expenses                                4,801           4,874
                                                                                     --------        --------
Operating loss                                                                          (496)           (277)

          Investment income                                                              435             430
         Other income                                                                    352             106
          Interest expense                                                              (322)           (438)
                                                                                     --------        --------
                 Loss from continuing operations before income taxes                     (31)           (179)

Income tax expense (benefit)                                                             320             (72)
                                                                                     --------        --------
                 Loss from continuing operations                                        (351)           (107)

Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax benefit of $ 1,008 and $ 476, respectively)        (1,511)           (537)

     Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable income tax expense of $ 600 in fiscal 2001)                       900               0
                                                                                     --------         -------
                    Net loss                                                            (962)           (644)

Other comprehensive income / (loss), net of income taxes:
        Unrealized holding gains / (losses) arising during the period                    320            (246)
                                                                                     --------         -------
        Comprehensive loss                                                            $ (642)         $ (890)
                                                                                     ========         =======

Basic loss per share from continuing operations                                      $ (0.22)        $ (0.07)
Basic loss per share from discontinued operations                                    $ (0.93)        $ (0.33)
Basic gain per share from disposal of Genesee Ventures, Inc.                          $ 0.56             $ -
                                                                                      -------        --------
            Basic loss per share                                                     $ (0.59)        $ (0.40)

Diluted loss per share from continuing operations                                    $ (0.22)        $ (0.07)
Diluted loss per share from discontinued operations                                  $ (0.93)        $ (0.33)
Diluted gain per share from disposal of Genesee Ventures, Inc.                        $ 0.56             $ -
                                                                                      -------        --------
           Diluted loss per share                                                    $ (0.59)        $ (0.40)

Weighted average common shares outstanding                                         1,621,400       1,619,952
Weighted average and common equivalent shares                                      1,621,400       1,619,952


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                 AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          Thirty Nine Weeks Ended January 27, 2001 and January 29, 2000
                             (Dollars in thousands)

                                                                                     UNAUDITED        UNAUDITED
                                                                                       2001              2000

Cash flows from operating activities:
    Net loss from continuing operations                                              $ (351)           $ (107)
    Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
           Net loss (gain) on sale of marketable securities                              10               (23)
           Unrealized gain on marketable securities                                    (512)               (3)
           Depreciation and amortization                                              2,289             2,031
           Other                                                                       (369)              512
    Changes in non-cash assets and liabilities, net of amounts sold:
           Trade accounts receivable                                                    434              (497)
           Inventories                                                               (1,610)            1,420
           Other assets                                                                 425              (184)
           Accounts payable                                                          (2,491)             (562)
           Accrued expenses and other                                                (1,443)           (1,386)
           Income taxes payable                                                         383            (1,215)
           Other liabilities                                                           (744)                0
                                                                                     --------           ------
                    Net cash used in continuing operating activities                 (3,979)              (14)
           Net cash (used in) provided by discontinued operations                    (5,646)            4,050
                                                                                     --------           ------
                    Net cash (used in) provided by operating activities              (9,625)            4,036
                                                                                     --------           ------

Cash flows from investing activities:
    Capital expenditures, net                                                          (805)           (3,436)
    Proceeds from sale of marketable securities                                         425             2,418
    Purchases of marketable securities and other investments                           (751)           (2,262)
                                                                                     -------           -------
                    Net cash used in continuing investing activities                 (1,131)           (3,280)
                                                                                     -------           -------

               Proceeds from sale of brewing business assets                         14,776                 0
               Proceeds from sale of equipment leases                                12,103                 0
              Other cash provided by discontinued operations                          5,903             2,373
                                                                                     -------           -------
           Net cash provided by discontinued operations                              32,782             2,373
                                                                                     -------           -------
                    Net cash provided by (used in) investing activities              31,651              (907)
                                                                                     -------          --------

Cash flows from financing activities:
    Proceeds from acquisition of debt                                                     0             1,700
    Principal payments on debt                                                         (224)           (3,114)
    Payment of dividends                                                               (567)           (1,701)
                                                                                     -------           -------
                    Net cash used in financing activities                              (791)           (3,115)
                                                                                     -------           -------

Net increase in cash and cash equivalents                                            21,235                14

Cash and cash equivalents at beginning of the period                                  7,649             5,836
                                                                                     -------           -------

           Cash and cash equivalents at end of the period                          $ 28,884           $ 5,850
                                                                                     =======           =======

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (A)   Planned Divestiture of the Corporation's Operating Businesses

On October 19, 2000, the Corporation's shareholders approved a plan to liquidate the Corporation. The Corporation will be liquidated by selling or otherwise disposing of all the Corporation's assets and winding up all of the Corporation's affairs. The proceeds from this liquidation will then be distributed (see Note H), after paying or providing for all its claims, obligations and expenses, to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

     On December 15, 2000, the Corporation sold substantially all the assets and certain liabilities of its brewing business for $25.8 million ($14.8 million in cash and $11.0 million in notes receivable) to High Falls Brewing Company, LLC ("High Falls"). A pretax deferred gain on the brewing business sale in the amount of $12.7 million is reported in the accompanying consolidated balance sheet. The gain was deferred due to the Corporation's receipt of a significant portion of the sale price in the form of notes receivable. The final sale price is subject to adjustment based upon an audit of the Closing Date Balance Sheet in accordance with provisions of the related purchase agreement. On December 28, 2000, the Corporation's equipment leasing subsidiary sold a significant portion of its lease portfolio for approximately $15.3 million, generating net proceeds to the Corporation of approximately $12.1 million (net of the Corporation's share of escrowed funds in the amount of $700,000.) The Corporation recorded an estimated pretax loss of $3.1 million in the fourth quarter of fiscal 2000 related to this sale. The Corporation favorably adjusted this loss by $1.1 million, pretax, for fiscal 2001 year to date, which reflects better than expected leasing operating results. The Corporation is evaluating strategies to sell or otherwise divest the Corporation's remaining assets. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the results of operations of the Corporation's brewing, equipment leasing and real estate businesses have been segregated from the Corporation's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive income and in the consolidated statements of cash flows. Continuing operations consist of the Foods Division and the Corporate segment.

The results of operations for the discontinued brewing, equipment leasing and real estate investment businesses were as follows:


                                              Thirteen weeks ended                       Thirty nine weeks ended
(Dollars in thousands)                 January 27, 2001     January 29, 2000      January 27, 2001  January 29, 2000

Revenue                               $     15,443        $       26,682          $    71,068        $   93,644
Less beer taxes                             (2,560)               (5,371)             (13,302)          (19,024)

Net revenue                                 12,883                21,311               57,766            74,620
Cost of goods sold                         ( 7,927)              (16,248)             (42,336)          (55,501)
Selling, general, and admin.              (  5,191)               (5,325)             (16,697)          (20,400)
Other income                                   227                   361                  248               268

Loss from operations of  the
discontinued segments, net of tax
benefit or expense                            (630)                   52               (1,511)             (537)

Adjustment to the loss on disposal of
Genesee Ventures, Inc., net of tax   $         636         $           0           $      900       $         0
expense

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE(A)Planned Divestiture of the Corporation's Operating Businesses (continued)

The net assets of the brewing, equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net (liabilities) assets held for disposal in the accompanying consolidated balance sheet at January 27, 2001. The net assets of the brewing, equipment leasing and real estate investment businesses at January 27, 2001 were as follows:

 (Dollars in thousands)

 Accounts receivable, net                                           $    2,209
 Other current assets                                                       27
 Investment in direct financing and leveraged leases                     2,664
 Income taxes payable                                                   (9,200)
 Net deferred income tax liability, current portion                     (1,562)
 Accrued expenses and other                                             (2,867)
 Accrued postretirement benefits                                        (1,000)
                                                               -----------------

           Net liabilities held for disposal - current               $  (9,729)

Investment in and notes receivable from unconsolidated real
 estate partnerships                                                 $   4,999
Other assets                                                               741
                                                               -----------------

          Net assets held for disposal - noncurrent                  $   5,740

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (B) The Corporation's consolidated financial statements presented herein are unaudited with the exception of the Consolidated Balance Sheet at April 29, 2000 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission ("SEC") guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the annual report on Form 10-K for the year ended April 29, 2000. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

                  Certain reclassifications of the January 29, 2000 financial statements have been made to reflect the Company's fiscal 2001 discontinued operations (as discussed in Note A above.)


NOTE (C) Inventories of continuing operations are summarized as follows:


 Dollars in thousands
                                                 January 27, 2001  April 29,2000
Finished goods                                      $ 4,954        $   4,867
Raw materials, containers and packaging
 supplies                                             5,711             4,330
                                                  ------------       ---------
Total inventories                                  $ 10,665          $ 9,197
                                                  ------------       ---------

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (D) Notes Receivable

Notes receivable consists of three separate notes from High Falls which are dated December 15, 2000 and were executed in connection with the sale of the Corporation's brewing business to High Falls as of that date. The general terms of the notes follow.

Subordinated Promissory Note - $4,500,000 note receivable with an original maturity date of December 15, 2003 bearing interest at 12% per annum payable quarterly with principal payments of $500,000, $1,000,000 and $3,000,000 due on the first, second and third anniversary dates of the note, respectively. Under certain circumstances, the final $3,000,000 of principal may be paid $1,000,000, $1,000,000 and $1,000,000 on the third, fourth, and fifth anniversary dates, respectively. The entire principal balance was outstanding at January 27, 2001.

First Senior Bridge Note - $3,500,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable quarterly with principal payments of $125,000 commencing September 15, 2001 and quarterly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. The entire principal balance was outstanding at January 27, 2001.

Second Senior Bridge Note - $3,000,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable monthly through August 15, 2001 with principal and interest payments based on an amortization period of 240 months commencing September 15, 2001 and monthly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. The entire principal balance was outstanding at January 27, 2001.

                               GENESEE CORPORATION
Notes to Consolidated Financial Statements

NOTE (E)          Segment Reporting

The Corporation has two reportable segments included in continuing operations: food processing and corporate. The food processing segment produces dry side dish, bouillon, artificial sweeteners, soup, drink mix and instant iced tea products under private label for many of the country's largest supermarket chains. In December, the Corporation terminated its discussions with a potential buyer of its Foods Division. The Corporation continues to operate the Foods Division as it evaluates strategic alternatives for the divestiture of this business. The corporate segment retains the Corporation's investments in marketable securities, generating investment income as well as supporting corporate costs.

The Corporation has two business segments included in discontinued operations: brewing and equipment leasing and real estate. The brewing segment, which was sold on December 15, 2000 (see Note A), produced beers and ales for wholesale and retail distribution throughout the United States, primarily in the northeast region of the country. The equipment leasing and real estate segment leases construction, transportation and other high-value equipment and machinery, and partners with experienced real estate developers to invest in certain properties. A significant portion of its lease portfolio was sold on December 28, 2000 (See Note A.)

The Corporation evaluates performance based on operating income or loss and earnings before income taxes.

Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues, and the Corporation's international revenues are not significant.

The Corporation's segments, other than corporate, are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different business strategies.

Financial information for the Corporation's reportable segments is as follows:


----------------------------------------------------------------------------------------------------------

                                            Food                         Discontinued
For the thirteen week period ended:         Processing     Corporate     Operations       Consolidated
-------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
January 27, 2001
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  11,596     $      -      $         -        $  11,596
Depreciation and amortization                    767            -                -              767
Operating income (loss)                          554         (590)               -              (36)
Investment income                                  -          136                -              136
Earnings (loss) from continuing
   operations before income taxes                476         (456)               -               20
Identifiable assets                           54,772       53,286            5,740          113,798
Capital expenditures                             244            -                -              244

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
January 29, 2000
----------------------------------------------------------------------------------------------------------
Net revenues from external customers        $  11,786      $    -       $        -        $  11,786
Depreciation and amortization                     703           -                -              703
Operating income (loss)                           542        (147)               -              395
Investment income                                   -         153                -              153
Income (loss) from continuing
   operations before income taxes                 491         (31)               -              460
Identifiable assets                            54,140      11,755           46,249          112,144
Capital expenditures                              810           -                -              810

----------------------------------------------------------------------------------------------------------

                                             GENESEE CORPORATION


Notes to Consolidated Financial Statements

NOTE (E)          Segment Reporting (continued)


Financial information for the Corporation's reportable segments is as follows:


----------------------------------------------------------------------------------------------------------

                                            Food                         Discontinued
For the thirty nine week period ended:      Processing     Corporate     Operations       Consolidated
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
January 27, 2001
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  35,538       $    -         $        -       $  35,538
Depreciation and amortization                  2,289            -                  -           2,289
Operating income/(loss)                          344         (840)                 -            (496)
Investment income                                  -          435                  -             435
Earnings/(loss) from continuing
   operations before income taxes                373         (404)                 -             (31)
Identifiable assets                           54,772       53,286              5,740         113,798
Capital expenditures                             805            -                  -             805

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
January 29, 2000
----------------------------------------------------------------------------------------------------------
Net revenues from external customers       $  34,788      $     -       $          -       $  34,788
Depreciation and amortization                  2,031            -                  -           2,031
Operating loss                                   254         (531)                 -            (277)
Investment income                                  -          430                  -             430
Income / (loss) from continuing
   operations before income taxes                 55         (234)                 -            (179)
Identifiable assets                           54,140       11,755             46,249         112,144
Capital expenditures                           3,436            -                  -           3,436

----------------------------------------------------------------------------------------------------------



NOTE (F)          Supplemental Cash Flow Information

                  Cash paid for taxes was $ 133,000 and $ 1,529,000 for the thirty nine week period ended January 27, 2001 and January 29, 2000, respectively; cash paid for interest was $ 322,000 and $ 438,000 for the thirty nine week period ended January 27, 2001 and January 29, 2000, respectively.

                  Notes receivable totaling $11.0 million were received as partial payment for the sale of the Corporation's brewing business assets.

                               GENESEE CORPORATION


Notes to Consolidated Financial Statements


NOTE (G)          Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Corporation must adopt SFAS No. 133 in the first quarter of fiscal 2002. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Corporation.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Corporation plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001 and is currently determining the impact, if any, on its results of operations and financial position.

NOTE (H)          Subsequent Event

     On March 1, 2001 the Corporation paid a partial liquidating distribution in the amount of $12,556,000 ($7.50 per share) to shareholders of record as of February 20, 2001.

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


SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS


Comparison of 13 weeks ended January 27, 2001 to 13 weeks ended January 29, 2000

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $36,000, which was unfavorable by $431,000 as compared to the same period last year.

         On a consolidated basis, the Corporation reported earnings from continuing operations of $23,000, or $.01 basic and diluted earnings per share, in the third quarter this year, compared to earnings from continuing operations of $250,000, or $.15 basic and diluted earnings per share, for the same period last year.

         The Corporation reported net earnings from discontinued operations of $6,000, net of tax benefit of $14,000 for the third quarter of fiscal 2001, compared to net earnings from discontinued operations of $52,000, net of tax expense of $47,000, or $.03 basic and diluted earnings per share for the same period last year.


Comparison of 39 weeks ended January 27, 2001 to 39 weeks ended January 29, 2000

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $496,000, which was unfavorable by $219,000 as compared to the same period last year.

         On a consolidated basis, the Corporation reported a loss from continuing operations of $351,000, or $.22 basic and diluted loss per share, in the first three quarters of this year, compared to a loss from continuing operations of $107,000, or $.07 basic and diluted loss per share, for the same period last year.

         The Corporation reported a net loss from discontinued operations of $611,000, net of tax benefit of $408,000, or $.37 basic and diluted loss per share for the first three quarters of fiscal 2001, compared to a net loss from discontinued operations of $537,000, net of tax benefit of $476,000, or $.33 basic and diluted loss per share for the same period last year.

                               GENESEE CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF CONTINUING OPERATIONS

Comparison of 13 weeks ended January 27, 2001 to 13 weeks ended January 29, 2000

         Foods Division

         Net revenues for the Corporation's Foods Division decreased to $11.6 million in the third quarter this year as compared to $11.8 million for the same period last year. The decrease in net revenues was primarily the result of lower contract packaging revenue, which was partially offset by sales of a new drink mix product.

         Gross profit for the Foods Division decreased to $1.9 million in the third quarter this year as compared to $2.0 million for the same period last year. The lower gross profit is related to the decrease in net sales stated above.

         Selling, general and administrative expenses decreased to $1.3 million in the third quarter of fiscal 2001 compared to $1.4 million for the same period last year. This decrease is the result of a variety of reductions in SG&A costs realized in the third quarter of fiscal 2001.

         The Foods Division had operating income of $554,000 in fiscal 2001, compared to operating income of $542,000 for the same period in fiscal 2000.


Comparison of 39 weeks ended January 27, 2001 to 39 weeks ended January 29, 2000

         Foods Division

         Net revenues for the Corporation's Foods Division increased to $35.5 million for the first three quarters of fiscal 2001 as compared to $34.8 million for the same period last year. The increase in net revenues was primarily attributable to $2.7 million in sales of a new drink mix product that was partially offset by a $1.7 million decrease in sales of various other retail products and lower contract packaging revenue.

         Gross profit for the Foods Division decreased to $4.3 million for the first three quarters of fiscal 2001 as compared to $4.6 million for the same period last year. Gross profit for the first three quarters of fiscal 2001 includes a $900,000 pre-tax charge for estimated costs associated with a product quality problem involving a new drink mix product and the decrease in sales of other various retail and contract products mentioned above. The prior year gross profit reflects $1.4 million of costs associated with transitioning production to the Medina, New York facility.

         Selling, general and administrative expenses decreased to $4.0 million in the first three quarters of fiscal 2001 compared to $4.3 million for the same period last year. This decrease is the result of a variety of reductions in SG&A costs realized in the first three quarters of fiscal 2001 as well as $ 121,000 in fiscal 2000 costs associated with transitioning production to the Medina, New York facility that were not present in fiscal 2001.

         The Foods Division had operating income of $344,000 in the first three quarters of fiscal 2001, compared to operating income of $254,000 in the first three quarters of fiscal 2000.

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (from continuing operations)

         Cash and cash equivalents and marketable securities in the aggregate increased $22.0 million from April 29, 2000 to January 27, 2001. Cash and cash equivalents increased $21.2 million from April 29, 2000 to January 27, 2001 primarily as a result of the proceeds received from the sale of the Corporation's brewing business as well as the sale of a significant portion of the Corporation's equipment lease portfolio, both of which occurred during the third quarter of fiscal 2001 and provided approximately $27.0 million to the Corporation. Marketable securities increased $828,000 from April 29, 2000 to January 27, 2001 due primarily to the strong performance of the bond portfolio owned by the Corporation.

             Net trade accounts receivable increased by $585,000. This increase from the April 29, 2000 balance is primarily attributable to the timing of cash receipts.

         Notes receivable in the amount of $11.0 million are due from the purchaser of the Corporation's brewing business.

            Inventories increased by $1.5 million from April 29, 2000, primarily as a result of additional purchases of sugar by the Foods Division.

           Other liabilities decreased by $625,000. This decrease from April 29, 2000 is due to payment under a deferred compensation arrangement to the estate of the former Chairman of the Board and Chief Executive Officer of the Corporation during the first half of fiscal 2001.

             Notes payable decreased $224,000. This decrease from April 29, 2000 is a result of normal and expected debt principal payments.

             In connection with the decision to sell or dispose of all the Corporation's assets and liquidate the Corporation, the Corporation's Board of Directors has decided to suspend the payment of quarterly dividends and to instead make liquidating distributions as and when feasible under the Corporation's plan of liquidation and dissolution. The first partial liquidating distribution was paid on March 1, 2001 (see Note H to the consolidated financial statements.)

                               GENESEE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

              This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include statements about the operations and prospects for the Corporation and its subsidiary businesses, the estimated gain from the sale of the brewing business, the estimated loss from the sale of the equipment leasing businesses, and the liquidation of the remaining business assets of the Corporation and the amount and timing of future liquidating distributions. These forward-looking statements involve significant risks and uncertainties and there can be no assurance that the expectations or results reflected in these statements will be realized or achieved. These risks and uncertainties include, without limitation, the risk of default by the purchaser of the Corporation's brewing business on its payment and other obligations under the promissory notes held by the Corporation; risks associated with continued ownership and operation of the Corporation's foods business; the possibility of delay in finding, or failure to find, buyers and completing the divestiture of the foods business and other assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's brewing, equipment leasing and other businesses; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned on the Corporation's cash equivalents and short-term investments during the liquidation period, and the actual amount and timing of liquidating distributions.

                               GENESEE CORPORATION


PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

     (a)  Exhibits.  The exhibits  filed with this report are  identified in the
                     Exhibit Index at page 19 of this report.

     (b) Reports on Form 8-K. The  Corporation  filed the  following  reports on
                    Form 8-K during the quarter ended January 27, 2001:

Date of Report                               Items Reported

November 1, 2000        Issuance of news release announcing expected delay
                                    in sale of brewing business.

December 18, 2000       Issuance of news release announcing sale of brewing
                                    business.

January 2, 2001         Sale of brewing business and equipment lease portfolio,
                        and pro forma financial statements for the fiscal years ended April 29, 2000, May 1, 1999 and May 2, 1998, and the thirteen and twenty six week periods ended
                        October 30, 1999 presenting results of operations and financial condition of the Corporation as if it had disposed of its brewing and equipment leasing businesses as of said dates.

January 19, 2001        Issuance of news releases announcing payment of
                        partial liquidating distribution.

                               GENESEE CORPORATION






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     GENESEE CORPORATION



Date:   3/13/01                                    /s / Mark W. Leunig
                                                        Mark W. Leunig
                             Sr. Vice President and Chief Administrative Officer



Date:   3/13/01                                   /s / Steven M. Morse
                                                       Steven M. Morse
                                               Vice President and Treasurer

                               GENESEE CORPORATION

                                  EXHIBIT INDEX

Exhibit Number             Exhibit                                    Page No.


3-1      Certificate of Amendment of the Certificate of Incorporation.     21


10-1     Asset Purchase Agreement, dated as of August 29, 1000 between
         The Genesee Brewing Company, Inc. and High Falls brewing Company, LLC. (incorporated by reference to Exhibit 10-1 to the Corporation's
                 report on Form 8-K filed on January 2, 2001).              -

10-2 Amendment No. 1 to Asset Purchase Agreement dated as of December 15, 2000, between The Genesee Brewing Company, Inc. and High Falls Brewing Company, LLC. (incorporated by reference to Exhibit 10-2 to the Corporation's report on Form 8-K filed on January 2, 2001). -


10-3     $3,500,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls Brewing, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-3 to the
         Corporation's report on Form 8-K filed on January 2, 2001).        -

10-4 $3,000,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls Brewing Company, LLC in favor of The
       Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-4 to the Corporation's report on Form 8-K filed on January 2, 2001). -

10-5     Mortgage dated as of December 15, 2000 executed by High Falls
          Brewing Company, LLC in favor of The Genesee Brewing Company,
             Inc. (incorporated by reference to Exhibit 10-5 to the
          Corporation's report on Form 8-K filed on January 2, 2001).       -

10-6     $4,500,000 Subordinated Promissory Note dated December 15,
          2000 executed by High Falls Brewing Company, LLC in favor of
         The Genesee Brewing Company, Inc. (incorporated by reference to
          Exhibit 10-6 to the Corporation's report on Form 8-K filed on
                               January 2, 2001).                            -

10-7     Security Agreement dated as of December 15, 2000 executed by
         High Falls Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-7 to the
          Corporation's report on Form 8-K filed on January 2, 2001).       -

                               GENESEE CORPORATION

                            EXHIBIT INDEX (CONTINUED)

Exhibit Number          Exhibit                                       Page No.

10-8       Intercreditor Agreement dated as of December 15, 2000
               among High Falls Brewing Company, LLC, The Genesee
              Brewing Company, Inc. Manufacturers and Traders Trust
                    Company and Cephas Capital Partners, LP.
                (incorporated by reference to Exhibit 10-8 to the
              Corporation's report on Form 8-K filed on January 2,
                                    2001).                                  -

10-9     Guaranty dated as of December 15, 2000 executed by The Genesee
         Brewing Company, Inc. in favor of Boston Brewing Company, Inc.
        d/b/a The Boston Beer Company for itself and as the sole general partner of Boston Beer Company Limited Partnership. (incorporated by reference to Exhibit 10-9 to the Corporation's report on Form 8-K
                          filed on January 2, 2001).                        -

10-10 Indemnification Agreement dated as of December 15, 2000 between The Genesee Brewing Company and High Falls Brewing Company,
      LLC. (incorporated by reference to Exhibit 10-10 to the Corporation's
                 report on Form 8-K filed on January 2, 2001).              -

10-11    Management Separation Agreement dated as of December 15, 2000 among Genesee Corporation, The Genesee Brewing Company, Inc.,
            and Samuel T. Hubbard, Jr. (incorporated by reference to
         Exhibit 10-11 to the Corporation's report on Form 8-K filed on
                               January 2, 2001).                            -

10-12    Management Separation Agreement dated as of December 15, 2000 between Genesee Corporation and John B. Henderson. (incorporated by reference to Exhibit 10-12 to the Corporation's report on Form 8-K filed
                             on January 2, 2001).                           -

10-13    Management Separation Agreement dated as of December 15, 2000 between Genesee Corporation and Gary C. Geminn. (incorporated by reference to Exhibit 10-13 to the Corporation's report on Form 8-K filed
                             on January 2, 2001).                           -

10-14    Portfolio Purchase Agreement dated as of September 1,
                  2000 among Cheyenne Leasing Company, Genesee
                 Ventures, Inc., Taylor-Bolane Associates, Inc.,
                   Genesee Corporation and ICON Cheyenne, LLC.
               (incorporated by reference to Exhibit 10-14 to the
              Corporation's report on Form 8-K filed on January 2,
                                    2001).                                  -


10-15    2001 Restatement of 1992 Stock Plan.                              22

                                   EXHIBIT 3-1


                            CERTIFICATE OF AMENDMENT
                                     OF THE
                         CERTIFICATE OF INCORPORATION OF
                               GENESEE CORPORATION

                Under Section 805 of the Business Corporation Law

         The undersigned, being the President of Genesee Corporation (the "Corporation"), hereby certifies that:

     I. The name of the Corporation is Genesee Corporation. The Corporation was formed under the name "The Genesee Brewing Co., Inc."

     II. The Certificate of Incorporation of the Corporation was filed with the Department of State of the State of New York on July 8, 1932.

     III. A new Paragraph 10 shall be added to the Certificate of Incorporation so as to permit shareholders to act by less than unanimous written consent.

     IV. To effect the foregoing amendment which is authorized by the Business Corporation Law, a new Paragraph 10 of the Corporation's Certificate of Incorporation is added to read as follows:

         "10. Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted."

     V. The amendment to the Certificate of Incorporation effected hereby was authorized by the Board of Directors of the Corporation and by the holders of a majority of all the outstanding shares of stock of the Corporation entitled to vote thereon.

         IN WITNESS WHEREOF, the undersigned has signed this Certificate this 13th day of December, 2000.


                                                /s/ Samuel T. Hubbard, Jr.
                                             ------------------------------
                                              Name:  Samuel T. Hubbard, Jr.
                                                   Title:  President

                                  EXHIBIT 10-15

                 Approved by Board of Directors January 18, 2001



                               GENESEE CORPORATION
                                 1992 STOCK PLAN
                                2001 Restatement





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

Notwithstanding the foregoing, or the terms of any option agreement, all options granted to current officers of the Corporation during the Corporation's fiscal year ended April 29, 2000 shall be 100 percent vested and immediately exercisable upon the December 15, 2000 sale of assets of The Genesee Brewing Company, Inc. to High Falls Brewing Company, LLC.

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

                  Subject to the approval of the Board of Directors upon recommendation by the Committee, in respect of the exercise of options, the Corporation may loan to an employee an amount which is not in excess of 100% of the purchase price of the shares so purchased upon exercise, such loan to be evidenced by the execution and delivery of a promissory note. If the Board of Directors determines that interest shall be paid on the unpaid balance of the promissory note, such interest shall be paid at such times and at such rate as shall be determined by the Board. Such promissory note shall be secured by the pledge to the Corporation of shares having an aggregate purchase price on the date of exercise equal to or greater than the principal amount of such note. An employee shall have, as to such pledge shares, all rights of ownership, including the right to vote such shares and to receive dividends paid on such shares, subject to the security interest of the Corporation. Such shares shall not be released by the Corporation from the pledge unless the proportionate amount of the note secured thereby has been repaid to the Corporation. All notes executed hereunder shall be payable at such times and in such amounts and shall contain such other terms as shall be specified by the Board of Directors, provided, however, that such terms shall conform to requirements contained in any applicable regulations which are issued by any governmental authority.

                  If the employment of an employee terminates for any reason, or if the Corporation makes a liquidating distribution to shareholders, any unpaid balance on any promissory note used in the purchase of stock shall become due and payable immediately upon notice by the Corporation. In the case of a liquidating distribution, the Corporation shall be entitled to withhold from the liquidating distribution otherwise payable to the employees the remaining balance due on any outstanding promissory note.

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

(c) Outside Director's Option Exercise Price. The exercise price per share for an Outside Director's Option shall be the fair market value determined as of the date of grant by taking the mean between the highest and lowest quoted selling prices on that date. If there were no sales on the date of grant, fair market value shall be determined by taking the weighted average of the means between the highest and lowest sales on the nearest date before and the nearest date after the valuation date, in accordance with the Estate Tax Regulations, 26 CFR ss. 20.2031-2.

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

 (f) Term of Outside Director's Options. Each Outside Director's Option shall expire five (5) years from its date of grant, but shall be subject to earlier termination as follows:


     (i) In the event of the termination of an Outside Director's Option holder's service as a Director, by reason of the removal of the Director (by the shareholders, the Board of Directors or otherwise), the then-outstanding Outside Director's Options of such holder (whether or not then exercisable) shall automatically expire on (and may not be exercised on) the effective date of such termination.

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

(f) Limitation of Rights. Neither the recipient of an Outside Director's Option under the Plan nor the recipient's successor or successors in interest shall have any rights as a shareholder of the Corporation with respect to any shares of Common Stock subject to an Outside Director's Option granted to such person until the date of issuance of a stock certificate for such shares of Common Stock.

(g) Limitation as to Directorship. Neither the Plan, nor the granting of an Outside Director's Option, nor any other action taken pursuant to the Plan shall constitute or be evidence of any agreement or understanding, express or implied, that an Outside Director has a right to continue as a Director for any period of time or at any particular rate of compensation.

(h) Limitation on Awards to Outside Directors. Notwithstanding any provision to the contrary, an Outside Director shall not be entitled to receive or participate in any grant or award under the Plan other than Outside Director's Options which are granted to such Outside Director pursuant to
Section 5A(a) and meet all of the requirements of Section 5A applicable thereto.

(i) Curtailment of Outside Director's Options. Notwithstanding any provision to the contrary, no Outside Director's Option shall be granted pursuant to Section 5A(a) on a date when the number of shares of Common Stock authorized and then available for issuance pursuant to the Plan is less than the aggregate number of such shares which would be issuable pursuant to Outside Director's Options otherwise required to be granted on such date.

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


         11.      NAME OF PLAN

         The name of the Plan shall be Genesee Corporation 1992 Stock Plan, 2001 Restatement.