Form 10-K405
period 2001-04-28
GENESEE CORP
filed 2001-07-26
CIK 40934

                                                               Index to Exhibits
                                                                      at Page 51


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended:                    APRIL 28, 2001
                      ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from __________________ to______________________

                         Commission File Number:       0-1653
                                                ----------------------

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEW YORK                                    16-0445920
-----------------------------------------------             -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

600 POWERS BLDG., 16 W. MAIN STREET, ROCHESTER, NEW YORK          14614
--------------------------------------------------------    -------------------
(Address of principal executive offices)                       (zip code)

Registrant's Telephone Number, including area code:             (716) 454-1250
                                                            --------------------

Securities Registered Pursuant to Section 12(b) of the Act:        NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                              Class B Common Stock,
                              par value $.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.      Yes  [X]    No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 16, 2001 was $1,950,124.

The number of shares outstanding of each of the registrant's classes of common stock as of July 16, 2001 was:
                                                         Number of Shares
                      CLASS                                  OUTSTANDING
                      -----                               ---------------
         Class A Common Stock (voting)                         209,885
              par value $.50 per share
         Class B Common Stock (non-voting)
              par value $.50 per share                        1,464,201

                                     PART I




ITEM 1.       DESCRIPTION OF BUSINESS

              GENERAL. Genesee Corporation (the "Corporation") was incorporated in 1932 under the laws of the State of New York. Until 1986, the Corporation was known as The Genesee Brewing Company, Inc. and was engaged solely in the production and sale of malt beverages. In 1986, the Corporation implemented a strategy to diversify its business operations beyond its traditional brewing business. The Corporation subsequently restructured to become a holding company, changed its name and expanded its business to include subsidiaries conducting dry food processing and packaging, equipment leasing and real estate investment.

              On October 19, 2000, the Corporation's shareholders approved a plan to liquidate and dissolve the Corporation. Pursuant to this plan, the Corporation sold its brewing business and a substantial portion of its equipment leasing business in December 2000. The Corporation is currently investigating opportunities to divest its real estate investments. As a result of these transactions, the Corporation's brewing, equipment leasing and real estate investment businesses are reported as discontinued operations.

              The Corporation continues to operate its Foods Division as it evaluates alternatives for the divestiture of this business. Results for the Corporation's Foods Division and corporate segment are reported as continuing operations. Segment information for these continuing operations is set forth in
Note 10 to the consolidated financial statements set forth in Item 8 of this report.

CONTINUING OPERATIONS

              FOODS DIVISION. The Corporation's Foods Division produces a variety of dry food and beverage products, including side dishes, bouillon cubes and powder, artificial sweeteners, soup mixes, iced tea mixes, instant beverage mixes and hot cocoa.

              The Corporation expanded into the foods business in fiscal 1988, when it acquired Ontario Foods, Inc., a producer of private label dry food and beverage products. Following a period of internal growth and a series of small acquisitions, the Corporation acquired Freedom Foods, Inc., the nation's largest producer of private label bouillon cubes and powder, in May 1997. The Corporation acquired TKI Foods, Inc., the nation's largest producer of private label artificial sweeteners, in August 1998.

              In October 1998, the Corporation purchased a 340,000 square foot production facility in Medina, New York to house all Foods Division operations. The Foods Division made improvements to the Medina facility to accommodate Foods Division operations and in January 2000 completed the relocation of all operations to the Medina facility.

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

              The Foods Division's major product lines are facing serious competitive pressure. Prolonged price promotion by the leading side dish brand has resulted in lower sales and operating margins for the Foods Division's side dish line. The Foods Division's private label iced tea mix has also experienced a decline in revenues and margins as a result of aggressive efforts by a large Canadian sugar refiner to displace the Foods Division's products in key supermarket accounts. The Foods Division's line of private label artificial sweeteners is facing new competition from the producer of the leading national brand, which expanded its product line to include private label artificial sweeteners.

              The accelerating pace of consolidation within the retail food industry poses another challenge for the Foods Division. This consolidation is creating bigger, more powerful store chains that have greater buying power, centralized purchasing and larger geographic scope. One of the objectives of these consolidations is to exercise greater control over chain store suppliers like the Foods Division. To remain competitive, the Foods Division would have to continue to lower its costs, expand its product lines and improve the efficiency of its distribution network to serve the nationwide operations of these large chains.

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

              EMPLOYEES. As of April 28, 2001, the Corporation's Foods Division employed approximately 200 people, none of whom is represented by a union. Employee relations with the Foods Division's employees have been good.


DISCONTINUED OPERATIONS

              On December 15, 2000, the Corporation sold substantially all of the assets and certain liabilities of its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million, of which $16.2 million was paid in cash and $11.0 million in notes receivable from High Falls. The Corporation recorded a pre-tax deferred gain of $11.9 million on the sale of the brewing business.

              On December 28, 2000, the Corporation's equipment leasing subsidiary, Cheyenne Leasing Company ("Cheyenne") sold a significant portion of its lease portfolio for $15.3 million, generating net proceeds to the Corporation of $12.8 million. The Corporation recorded a pre-tax loss of $3.1 million as a result of the sale. Cheyenne retained a small portion of its lease portfolio, which it will continue to manage for the duration of the respective lease terms. As of April 28, 2001, there were 43 leases remaining in Cheyenne's portfolio.

              The Corporation has three real estate investments that it owns through wholly-owned subsidiaries of the Corporation's Genesee Ventures, Inc. subsidiary. One investment is a ten-percent interest in a Class A office building in Rochester, New York. The second investment is a fifty-percent interest in a 408-unit residential property located in a suburb of Syracuse, New York. The third investment is a fifty-percent interest in a 150-unit residential property located in a suburb of Rochester, New York. The Corporation is exploring opportunities to divest its real estate investments pursuant to the plan of liquidation and dissolution.


ITEM 2.       PROPERTIES

CONTINUING OPERATIONS

              FOODS DIVISION. The Foods Division owns a 340,000 square foot facility in Medina, New York that houses all of its operations. Since being acquired in October 1998, this facility has been extensively modified to accommodate all office, production, laboratory and warehousing requirements of the Foods Division. The Medina facility is encumbered by a mortgage given to secure financing to acquire the property.

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

DISCONTINUED OPERATIONS

              The Corporation's Genesee Ventures subsidiary has interests in three real estate investments which are described in the Discontinued Operations section of Item 1 of this report. Each real estate investment is owned by a separate subsidiary of Genesee Ventures, Inc. in partnership with a real estate investment and management company.

ITEM 3.       LEGAL PROCEEDINGS
              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of security holders during the fourth quarter ended April 28, 2001.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

              The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of July 13, 2001, the number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 98 and 867, respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the dividends paid per share on Class A and B stock for each quarter for the past two years are shown below:

      UNAUDITED                FISCAL YEAR ENDED APRIL 28, 2001             FISCAL YEAR ENDED APRIL 29, 2000
                                 Market Price                                   Market Price
                              High           Low        Dividends            High           Low        Dividends
   ----------------------------------------------------------------------------------------------------------------

   First Quarter          $   21             17 3/4        .35             $ 26 5/8         20 1/3        .35
   Second Quarter             40 7/8         20            .00               26             19 4/7        .35
   Third Quarter              37 1/4         32 1/8        .00               29 1/8         19 3/4        .35
   Fourth Quarter             35 3/4         22 2/3       7.50               23             17 1/2        .35
   ----------------------------------------------------------------------------------------------------------------

After paying a regular quarterly dividend of $.35 per share on June 1, 2000, the Board of Directors suspended the payment of quarterly dividends, choosing instead to make liquidating distributions as and when feasible under the plan of liquidation and dissolution approved by shareholders on October 19, 2000. The first partial liquidating distribution of $7.50 per share was paid on March 1, 2001.

ITEM 6.       SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------------------------
                     YEARS ENDED                         4/28/01       4/29/00       5/1/99        5/2/98      5/3/97
-------------------------------------------------------------------------------------------------------------------------

Net Revenues From Continuing Operations                  $ 46,533      $ 45,548        44,893        35,358       26,031
Net (Loss)/Earnings From Continuing Operations
                                                           (1,064)       (1,141)          920         2,430        1,421
Net (Loss)/Earnings From Discontinued Operations
                                                           (1,350)       (2,259)        1,543        (1,095)       1,925
Total Assets                                               90,002        95,771       143,953       135,589      136,929
Total Long Term Debt                                        5,973         6,273         4,761             -            -
Basic (Loss)/Earnings Per Share From
Continuing Operations                                       (.65)         (.70)           .57          1.50          .88
Basic (Loss)/Earnings Per Share From
Discontinued Operations                                     (.83)        (1.40)           .95          (.67)        1.19
Diluted (Loss)/Earnings Per Share From
Continuing Operations                                       (.65)         (.70)           .57          1.49          .87
Diluted (Loss)/Earnings Per Share From
Discontinued Operations                                     (.83)        (1.40)           .95          (.67)        1.19
Cash Dividends Per Share                                    7.85          1.40           1.80          1.80         1.80
-------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per share data)

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         This financial review should be read in conjunction with the accompanying consolidated financial statements and contains management's discussion and analysis of the Corporation's results of operations and liquidity. The discussion of operating results and liquidity and capital resources for fiscal 2001, fiscal 2000, and fiscal 1999 excludes the discontinued brewing, equipment leasing, and real estate investment businesses discussed in Note 2 of the accompanying consolidated financial statements.

         SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS Consolidated net revenues from continuing operations for the fiscal year ended April 28, 2001 were $46.5 million compared to $45.5 million in fiscal 2000 and $44.9 million in fiscal 1999. The increase in net revenues from continuing operations was due to the introduction of a new drink mix product that was partially offset by a decrease in sales of various other retail products and lower contract packaging revenue.

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $1.8 million for fiscal 2001 compared to operating loss of $1.7 million for fiscal 2000 and operating income of $752,000 for fiscal 1999.

         On a consolidated basis, the Corporation reported a loss from continuing operations of $1.1 million, or $.65 basic and diluted loss per share, for fiscal 2001, compared to a loss from continuing operations of $1.1 million, or $.70 basic and diluted earnings per share, for fiscal 2000, compared to earnings from continuing operations of $920,000, or $.57 basic diluted earnings per share, for fiscal 1999.

         The Corporation reported a net loss from discontinued operations of $1.35 million, net of a tax benefit of $15,000, or $.83 basic and diluted loss per share for fiscal 2001, compared to a net loss from discontinued operations of $2.3 million, net of tax benefit of $1.4 million, or $1.40 basic and diluted loss per share for fiscal 2000, compared to net earnings from discontinued operations of $1.5 million, net of tax expense of $1.0 million, or $.95 basic and diluted earnings per share for fiscal 1999.


              RESULTS OF CONTINUING OPERATIONS (Fiscal 2001 vs. Fiscal 2000)

              FOODS DIVISION

              Net sales for the Corporation's Foods Division increased $1.0 million to $46.5 million in fiscal 2001 as compared to $45.5 million in fiscal 2000. The increase in net sales was primarily attributable to the introduction of a new drink mix product that was partially offset by a decrease in sales of various other retail products and lower contract packaging revenue.

              Gross profit for the Foods Division increased to $6.4 million in fiscal 2001 compared to $6.1 million in fiscal 2000. The increase in gross profit was due to $1.1 million of gross profit from sales of the new drink mix product mentioned above and the absence of $1.9 million in costs incurred in fiscal 2000 in connection with transitioning operations to the Medina, New York facility. Gross profit in fiscal 2001 was adversely affected by $1.3 million of costs associated with start-up of the new drink mix product and a quality problem encountered during the introduction of this product, a $600,000 decrease in gross profit related to lower sales of various other retail products and lower contract packaging revenue mentioned above, and $800,000 in other unfavorable variances including an increase in the provision for obsolete inventory of $250,000.

              Selling, general and administrative expenses decreased $600,000 in fiscal 2001 compared to fiscal 2000. This decrease is primarily the result of a variety of reductions in SG&A costs including lower retail products division selling costs as well as the absence of costs incurred during fiscal 2000 related to transitioning production to the Medina, New York facility.

              The Foods Division had an operating profit of $1.0 million in fiscal 2001, which was $810,000 greater than the $190,000 operating profit reported in 2000. Foods Division profitability in fiscal 2001 was positively impacted by the reasons identified above.

              See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Foods Division, which is incorporated herein by reference thereto.

              CORPORATE SEGMENT

              General and administrative expenses increased approximately $1.0 million when comparing fiscal 2001 and fiscal 2000. This increase is the result of $1.4 million of compensation expense related to the exercise of stock options during fiscal 2001 offset by approximately $400,000 in expense reductions as the Corporation entered into the liquidation and dissolution phase following shareholder approval of a plan of liquidation and dissolution on October 19, 2000.

              RESULTS OF CONTINUING OPERATIONS (Fiscal 2000 vs. Fiscal 1999)

              FOODS DIVISION

              Net sales for the Corporation's Foods Division increased $600,000 to $45.5 million in fiscal 2000, compared to $44.9 million in fiscal 1999. The increase in net sales was primarily attributable to an additional $500,000 in revenue from a new packaging contract.

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

              The Foods Division had an operating profit of $190,000 in fiscal 2000, which was $1.4 million less than the $1.6 million operating profit reported in fiscal 1999. Foods Division profitability in fiscal 2000 was adversely impacted by the reasons identified above. In fiscal 2000 the Foods Division completed the consolidation of all operations at the Medina facility.

              See also Item 1 of this Report for information regarding known trends and uncertainties affecting the Foods Division, which is incorporated herein by reference thereto.


LIQUIDITY AND CAPITAL RESOURCE APRIL 29, 2000 TO APRIL 28, 2001 (FROM CONTINUING OPERATIONS)

              Cash and cash equivalents and marketable securities in the aggregate increased $5.6 million from April 29, 2000 to April 28, 2001. Cash and cash equivalents totaled $12.2 million at April 28, 2001 and $7.6 million at April 29, 2000 (see accompanying consolidated statement of cash flows for components of this net increase in cash and cash equivalents). Marketable securities totaled $9.0 million at April 28, 2001 and $8.0 million at April 29, 2000.

              Net trade accounts receivable decreased by $76,000. This decrease is primarily attributable to timing of the cash receipts.

         Inventories decreased by $439,000 as a result of a concerted effort by the Foods Division to reduce inventory levels.

         Net property, plant and equipment decreased by $392,000 This decrease is primarily a result of Foods Division acquisitions of property, plant and equipment being offset by depreciation and amortization of such assets.

         Notes receivable related to the Corporation's sale of its brewing business in December 2000 totaling $11.0 million are reported in the Corporation's consolidated April 28, 2001 balance sheet.

         Accounts payable, accrued compensation and accrued expenses decreased in the aggregate by $324,000. This decrease is primarily attributable to the timing of payments.

         Notes payable decreased by $300,000 as a result of scheduled principal payments during fiscal 2001.

         A pre-tax deferred gain on the sale of the Corporation's brewing business to High Falls Brewing Company, LLC ("High Falls") in the amount of $11.9 million is recorded in the Corporation's consolidated April 28, 2001 balance sheet. As mentioned in Note 2 to the consolidated financial statements, the gain is deferred due to the Corporation's receipt of a significant portion of the sale price in the form of notes receivable and certain performance based guarantees in place between the Corporation and a significant contract customer of High Falls.

         Other liabilities decreased by $625,000. This decrease from April 29, 2000 is due to payment under a deferred compensation arrangement to the estate of a former Chairman of the Board and Chief Executive Officer of the Corporation during the first half of fiscal 2001.

         In connection with the decision to sell or dispose of all the Corporation's assets and dissolve the Corporation, the Corporation's Board of Directors decided to suspend the payment of quarterly dividends and to instead make liquidating distributions as and when feasible under the Corporation's plan of liquidation and dissolution. The first partial liquidating distribution was paid on March 1, 2001 (see Note 3 to the consolidated financial statements). The Corporation expects to make additional liquidating distributions as the
Corporation: (a) receives payment from High Falls Brewing Company on the promissory notes that financed a portion of the purchase price in the sale of the brewing business; (b) receives proceeds from the sale of the Foods Division and other assets of the Corporation and; (c) discharges post closing obligations arising from such transactions and other contingent liabilities. Factors that will affect the amount and timing of additional liquidating distributions include the amount that will ultimately be realized from and the timing of the sale of the Foods Division and others assets of the Corporation, which will depend on the terms of the transactions in which those assets are sold; the payment or provision for the payment of debts, expenses, taxes and other liabilities of the Corporation; and the timing and cost of liquidating and winding up the Corporation's business affairs. See also the description of risks and uncertainties affecting the payment of liquidating distributions set forth in the Forward Looking Statements section of Item 7 of this report, which are incorporated herein by reference.

         See also the information in Item 1 regarding known trends and uncertainties in the Corporation's Foods Division, which is incorporated herein by reference thereto.

FORWARD-LOOKING STATEMENTS

              This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements about the operations and prospects for the Corporation's Foods Division, industry trends and conditions that may affect the performance or financial condition of the Corporation and its Foods Division, and the payment of additional liquidating distributions. These forward-looking statements are subject to a number of significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk of default by High Falls Brewing Company on its payment and other obligations under the promissory notes held by the Corporation; risks identified in Item 1 of this report associated with continued ownership and operation of the Foods Division; the possibility of delay in finding buyers and completing the divestiture of the Foods Division and other assets of the Corporation; the amounts that the Corporation is able to realize from the divestiture of the Foods Division and other assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; and risks associated with the liquidation and dissolution of the Corporation, ___ including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned on the Corporation's cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of liquidating distributions.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  Selected Quarterly Financial Data (Unaudited)

                                                  FIRST         SECOND         THIRD         FOURTH        TOTAL
FISCAL YEAR ENDED 4/28/01                        QUARTER       QUARTER        QUARTER       QUARTER         YEAR
---------------------------------------------------------------------------------------------------------------------

Net Revenues From Continuing Operations      $   11,074     $   12,869     $   11,596    $   10,994     $   46,533

Gross Profit From Continuing Operations
                                                    409          2,008          1,888         2,066          6,371

Net (Loss)/Earnings From Continuing
Operations                                         (529)           155             23          (713)        (1,064)

Net Earnings/(Loss) From Discontinued
Operations                                          520         (1,164)             6          (712)        (1,350)

Basic (Loss)/Earnings Per Share From
Continuing Operations                              (.33)           .10            .01          (.43)          (.65)

Basic Earnings/(Loss) Per Share From
Discontinued Operations                             .32           (.71)           .00          (.44)          (.83)

Diluted (Loss)/Earnings Per Share From
Continuing Operations                              (.33)           .10            .01          (.43)          (.65)

Diluted Earnings/(Loss) Per Share From
Discontinued Operations                             .32           (.71)           .00          (.44)          (.83)

                                                  FIRST         SECOND         THIRD         FOURTH        TOTAL
FISCAL YEAR ENDED 4/29/00                        QUARTER       QUARTER        QUARTER       QUARTER         YEAR
---------------------------------------------------------------------------------------------------------------------

Net Revenues From Continuing Operations      $   10,483     $   12,518     $   11,786    $   10,761     $   45,548

Gross Profit From Continuing Operations
                                                    840          1,760          1,995         1,532          6,127

Net (Loss)/Earnings From Continuing
Operations                                         (643)            77            407          (982)        (1,141)

Net Earnings/(Loss) From Discontinued
Operations                                        1,169         (1,549)          (105)       (1,774)        (2,259)

Basic (Loss)/Earnings Per Share From
Continuing Operations                              (.40)           .05            .25          (.60)          (.70)

Basic Earnings/(Loss) Per Share From
Discontinued Operations                             .72           (.96)          (.06)        (1.10)         (1.40)

Diluted (Loss)/Earnings Per Share From
Continuing Operations                              (.40)           .05            .25          (.60)          (.70)

Diluted Earnings/(Loss) Per Share From
Discontinued Operations                             .72           (.96)          (.06)        (1.10)         (1.40)

 (Dollars in thousands, except per share data)


(b)      INDEX TO FINANCIAL STATEMENTS
                                                                                                    PAGE
      Report of Independent Accountants - PricewaterhouseCoopers LLP                                 13
      Consolidated Balance Sheets at April 28, 2001 and April 29, 2000                               14
      Consolidated Statements of Earnings and Comprehensive Loss
         For the three years ended April 28, 2001, April 29, 2000, and May 1, 1999                   15

      Consolidated Statements of Shareholders' Equity
         For the three years ended April 28, 2001, April 29, 2000, and May 1, 1999                   16

      Consolidated Statements of Cash Flows                                                          17
         For the three years ended April 28, 2001, April 29, 2000, and May 1, 1999

      Notes to Consolidated Financial Statements                                                     18

      Financial Statement Schedule:
         For the three years ended April 28, 2001, April 29, 2000, and May 1, 1999
            Schedule II - Consolidated Valuation and Qualifying Accounts                             50


                        REPORT OF INDEPENDENT ACCOUNTANTS




   To the Stockholders of
   Genesee Corporation:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Genesee Corporation and its subsidiaries at April 28, 2001 and April 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


   /s/PricewaterhouseCoopers LLP


   PricewaterhouseCoopers LLP
   Rochester, New York
   June 18, 2001

                                                                 Page 14 of 141

                                                         GENESEE CORPORATION
                                                          AND SUBSIDIARIES

                                                     Consolidated Balance Sheets
                                                  April 28, 2001 and April 29, 2000
                                           (Dollars in thousands, except per share data)

                                                                                                                 2001        2000
                                                                                                               --------    --------
Assets
    Current assets:
         Cash and cash equivalents                                                                             $ 12,237    $  7,649
         Marketable securities available for sale                                                                 9,037       8,029
         Trade accounts receivable, less allowance for doubtful receivables
                of $262 at April 28, 2001 and April 29, 2000                                                      2,700       2,776
         Notes receivable, current portion                                                                          771           0
         Inventories, at lower of cost (first-in, first-out) or market                                            8,758       9,197
         Deferred income tax assets, current portion                                                                338         113
         Other current assets                                                                                       180          61
         Net assets held for disposal - current                                                                   5,179           0
                                                                                                               --------    --------
                Total current assets                                                                             39,200      27,825

        Net property, plant and equipment                                                                        12,237      12,629
        Goodwill and other intangibles net of accumulated amortization of $4,070
               at April 28, 2001 and  $3,107 at April 29, 2000                                                   25,426      26,662
        Notes receivable, noncurrent portion                                                                     10,229           0
        Other assets                                                                                              1,138       1,446
        Deferred income tax assets, noncurrent portion                                                            1,772           0
        Net assets held for disposal - noncurrent                                                                     0      27,209
                                                                                                               --------    --------
                      Total assets                                                                             $ 90,002    $ 95,771
                                                                                                               ========    ========

Liabilities and Shareholders' Equity
    Current liabilities:
         Notes payable, current portion                                                                        $  1,474    $    300
         Accounts payable                                                                                         1,281       1,454
         Income taxes payable                                                                                         0          64
         Accrued compensation                                                                                       493         235
         Accrued expenses and other                                                                                 975       1,384
         Net liabilities held for disposal - current                                                                  0       2,127
                                                                                                               --------    --------
                Total current liabilities                                                                         4,223       5,564

    Notes payable, noncurrent portion                                                                             4,499       5,973
    Deferred gain on sale of brewing business                                                                    11,926           0
    Deferred income tax liabilities, noncurrent portion                                                               0         381
    Other liabilities                                                                                                21         646
                                                                                                               --------    --------
                  Total liabilities                                                                              20,669      12,564
                                                                                                               --------    --------

    Shareholders' equity:
        Common stock:
           Class A common stock, voting, $.50 par value. Authorized 450,000 shares;                                 105         105
               209,885 shares issued and outstanding
           Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares;                           753         753
               1,506,876 shares issued
        Additional paid-in capital                                                                                5,803       5,847
        Retained earnings                                                                                        64,485      80,023
        Officer loans                                                                                              (411)          0
        Accumulated other comprehensive income / (loss)                                                              91        (120)
        Less: Class B treasury stock, at cost;  42,675 shares in April 2001 and 96,564 shares in April 2000      (1,493)     (3,401)
                                                                                                               --------    --------
                  Total shareholders' equity                                                                     69,333      83,207
                                                                                                               --------    --------

                  Total liabilities and shareholders' equity                                                   $ 90,002    $ 95,771
                                                                                                               ========    ========

           See accompanying notes to consolidated financial statements.




                                                              GENESEE CORPORATION
                                                                AND SUBSIDIARIES

                                           Consolidated Statements of Earnings and Comprehensive Loss
                                          Years Ended April 28, 2001, April 29, 2000, and May 1, 1999
                                                 (Dollars in thousands, except per share data)




                                                                                         2001          2000              1999


Revenues                                                                             $    46,533    $    45,548    $    44,893

   Cost of goods sold                                                                     40,162         39,421         36,854
                                                                                     -----------    -----------    -----------

Gross profit                                                                               6,371          6,127          8,039

   Compensation expense - stock options                                                    1,378              0              0
   Selling, general and administrative expenses                                            6,804          7,801          7,287
                                                                                     -----------    -----------    -----------

Operating loss                                                                            (1,811)        (1,674)           752

   Investment and interest income                                                          1,048            549          1,604
   Other income                                                                              381            185            524
   Loss on disposal of fixed assets                                                         (300)             0              0
   Interest expense                                                                         (422)          (351)          (873)
                                                                                     -----------    -----------    -----------

          (Loss) earnings from continuing operations before income taxes                  (1,104)        (1,291)         2,007

Income tax (benefit) expense                                                                 (40)          (150)         1,087
                                                                                     -----------    -----------    -----------

          (Loss) earnings from continuing operations                                      (1,064)        (1,141)           920

Discontinued operations:
      (Loss) earnings from operations of the discontinued segments
       (less applicable income tax (benefit) expense of $(981), $(142),
        and $ 1,008 respectively)                                                         (2,119)          (399)         1,543

     Adjustment to the loss and the loss on disposal of Genesee Ventures, Inc., respectively (less applicable income tax expense (benefit) of $966 in fiscal
       2001 and $( 1,240) in fiscal 2000)                                                    769         (1,860)             0
                                                                                     -----------    -----------    -----------

            Net (loss) earnings                                                           (2,414)        (3,400)         2,463

Other comprehensive income (loss), net of income taxes:
        Unrealized holding gains (losses) arising during the period                          211           (197)          (675)
                                                                                     -----------    -----------    -----------

        Comprehensive (loss) income                                                  $    (2,203)   $    (3,597)   $     1,788
                                                                                     ===========    ===========    ===========


Basic and diluted (loss) earnings per share from continuing operations               $     (0.65)   $     (0.70)   $      0.57
Basic and diluted (loss) earnings per share from discontinued operations             $     (1.30)   $     (0.25)   $      0.95
Basic and diluted gain (loss) per share from disposal of Genesee Ventures, Inc.      $      0.47    $     (1.15)   $      --
                                                                                     -----------    -----------    -----------
            Basic and diluted (loss) earnings per share                              $     (1.48)   $     (2.10)   $      1.52
                                                                                     ===========    ===========    ===========

Weighted average common shares outstanding                                             1,633,164      1,620,013      1,618,793
Weighted average and common equivalent shares                                          1,633,164      1,620,013      1,618,841

See accompanying notes to consolidated financial statements.

                                                                 Page 16 of 141


                                                         GENESEE CORPORATION
                                                          AND SUBSIDIARIES

                                           Consolidated Statements of Shareholders' Equity
                                     Years ended April 28, 2001, April 29, 2000, and May 1, 1999
                                            (Dollars in thousands, except per share data)


                                                                                                  Accumulated
                                                                                                     Other
                                                               Additional                        Comprehensive  Treasury
                                          Common      Stock      Paid-In    Retained   Officer       Income      Stock
                                          Class A    Class B     Capital    Earnings    Loans        (Loss)     Class B      Total
                                         --------    --------    --------   --------    ------     ---------    --------   --------
BALANCE AT MAY 2, 1998                   $    105    $    753    $  5,842   $ 86,143   $   --      $    752    $ (3,475)   $ 90,120
                                         ==========================================================================================

Comprehensive income:
   Net earnings                                                                2,463                                          2,463
   Other comprehensive income                                                                          (675)                   (675)
                                                                                                                           --------
Total comprehensive income                                                                                                    1,788
Dividends paid - $1.80 per share                                              (2,914)                                        (2,914)
Common stock bonus issued                                              14                                            29          43
                                         ------------------------------------------------------------------------------------------
BALANCE AT MAY 1, 1999                        105         753       5,856     85,692       --            77      (3,446)     89,037
                                         ==========================================================================================

Comprehensive income:
   Net loss                                                                   (3,400)                                        (3,400)
   Other comprehensive loss                                                                            (197)                   (197)
                                                                                                                           --------
Total comprehensive loss                                                                                                     (3,597)
Dividends paid - $1.80 per share                                              (2,269)                                        (2,269)
Common stock bonus issued                                              (9)                                           45          36
                                         ------------------------------------------------------------------------------------------
BALANCE AT APRIL 29, 2000                     105         753       5,847     80,023       --          (120)     (3,401)     83,207
                                         ==========================================================================================

Comprehensive income:
   Net loss                                                                   (2,414)                                        (2,414)
   Other comprehensive income                                                                           211                     211
                                                                                                                           --------
Total comprehensive loss                                                                                                     (2,203)
Regular dividend paid - $.35 per share                                          (567)                                          (567)
Common stock bonus issued and
  exercise of stock options and issuance                              (44)                 (411)                  1,908       1,453
Liquidating distribution paid -
  $7.50 per share                                                            (12,557)                                       (12,557)
                                         ------------------------------------------------------------------------------------------
BALANCE AT APRIL 28, 2001                $    105    $    753    $  5,803   $ 64,485   $   (411)   $     91    $ (1,493)   $ 69,333
                                         ==========================================================================================




See accompanying notes to consolidated financial statements

                                                                 Page 17 of 141


                                                         GENESEE CORPORATION
                                                          AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                     YEARS ENDED APRIL 28, 2001, APRIL 29, 2000, AND MAY 1, 1999
                                                       (Dollars in thousands)

                                                                                        2001             2000             1999
                                                                                   ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net ( loss) earnings from continuing operations                                $     (1,064)     $     (1,141)    $        920
    Adjustments to reconcile net (loss) earnings to net
      cash (used in) provided by operating activities:
             Depreciation and amortization                                                3,009             2,853            2,165
             Net loss (gain) on sale of property, plant, and equipment                      300                 0              (98)
             Net loss (gain) on sale of marketable securities                              (157)               (7)            (922)
             Compensation expense - stock options                                         1,378                 0                0
             Deferred tax provision                                                         (66)              185             (327)
             Other                                                                          (60)            1,097              762
    Changes in non-cash assets and liabilities, net of amounts sold:
             Trade accounts receivable                                                       76               775             (336)
             Inventories                                                                    439             1,868           (1,671)
             Other assets                                                                  (445)             (327)             904
             Accounts payable                                                              (173)             (429)              54
             Accrued expenses and other                                                    (151)             (809)          (1,584)
             Income taxes payable                                                           (64)           (1,151)             365
             Other liabilities                                                             (625)             (547)             101
                                                                                   ------------      ------------     ------------

                        Net cash provided by continuing operating activities              2,397             2,367              333
             Net cash (used in) provided by discontinued operations                     (17,840)            1,464            8,157
             ----------------------------------------------------------------------------------      ------------     ------------
                        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (15,443)            3,831            8,490
             ----------------------------------------------------------------------------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of TKI Foods, net of cash acquired                                               0                 0          (18,632)
    Capital expenditures, net                                                            (1,020)           (4,491)          (5,368)
    Proceeds from sale of property, plant, and equipment                                      0                65              600
    Proceeds from sale of marketable securities                                           3,382             3,455           10,140
    Purchases of marketable securities and other investments                             (4,212)           (3,499)          (1,929)
                                                                                   ------------      ------------     ------------
                        Net cash used in continuing investing activities                 (1,850)           (4,470)         (15,189)
                                                                                   ------------      ------------     ------------

                 Proceeds from sale of brewing business assets                           16,218                 0                0
                 Proceeds from sale of equipment leases                                  12,605                 0                0
                 Other cash provided by discontinued operations                           6,482             6,209            4,996
                                                                                   ------------      ------------     ------------
             Net cash provided by discontinued operations                                35,305             6,209            4,996
             ----------------------------------------------------------------------------------      ------------     ------------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              33,455             1,739          (10,193)
             ----------------------------------------------------------------------------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from acquisition of debt                                                         0             1,700           14,800
    Principal payments on debt                                                             (300)           (3,188)          (7,039)
    Payment of liquidating distribution                                                 (12,557)                0                0
    Payment of dividends                                                                   (567)           (2,269)          (2,914)
             ----------------------------------------------------------------------------------      ------------     ------------
                        NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES            (13,424)           (3,757)           4,847
             ----------------------------------------------------------------------------------      ------------     ------------

Net increase in cash and cash equivalents                                                 4,588             1,813            3,144

Cash and cash equivalents at beginning of the period                                      7,649             5,836            2,692

             ----------------------------------------------------------------------------------      ------------     ------------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $     12,237      $      7,649     $      5,836
             ==================================================================================      ============     ============


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 April 28, 2001, April 29, 2000, and May 1, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

         The consolidated financial statements of Genesee Corporation and subsidiaries (the Corporation) include for continuing operations, the consolidated accounts of Genesee Corporation and Ontario Foods, Inc., the Corporation's Foods Division. The Corporation's Foods Division produces a variety of dry food and beverage products, including side dishes, bouillon cubes and powder, artificial sweeteners, soup mixes, iced tea mixes, instant beverage mixes and hot cocoa. The vast majority of the Corporation's food products are sold in the United States to independent wholesalers or retail establishments.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Corporation adopted SAB No. 101 effective in the fourth quarter of fiscal 2001 with no material impact on its results of operations and financial position.

         CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Marketable securities include mutual funds, corporate, government and government agency obligations.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

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

         The amount of income tax expense or (benefit) allocated to other comprehensive income for fiscal 2001, 2000, and 1999 was approximately $118,000, $(110,000), and $(380,000), respectively.

         PROPERTY, PLANT AND EQUIPMENT

         The Corporation provides for depreciation at rates that are estimated to expense the cost of depreciable assets over the following useful lives: buildings and building improvements, 20 to 25 years; machinery and equipment, 7 to 10 years; office equipment, furniture and fixtures, 5 years; vehicles, 5 years; leasehold improvements, 10 years. The straight-line method of depreciation is generally used on all assets. Depreciation expense amounted to $1.1 million, $1.4 million, and $674,000 in fiscal 2001, 2000, and 1999, respectively.

         The Corporation regularly assesses all of its long-lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its expected future cash flows. The Corporation determined that no impairment loss needs to be recognized for applicable assets in fiscal 2001, fiscal 2000, and fiscal 1999.

         GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis ranging from 3 to 25 years. The carrying value of goodwill and other intangibles are assessed periodically based on the expected future cash flows of the assets associated with the goodwill and other intangibles.

         INCOME TAXES

         The provision for income taxes is based upon pre-tax earnings, with deferred income taxes arising from the permanent and temporary ___ differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to reverse and give immediate effect to changes in income tax rates.

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

         CONCENTRATION OF CREDIT RISK

         Substantially all of the accounts receivable balances are from food retailers.

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

         In fiscal 2001, 2000, and 1998, respectively, 27,500, 216,051, and
         133,500 shares of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.

         RECLASSIFICATIONS

         It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

         FISCAL YEAR

         The Corporation's fiscal year ends on the Saturday closest to April 30. Fiscal years for the financial statements included herein are for the 52 week periods ending April 28, 2001, April 29, 2000, and May 1, 1999.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)      DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES

         On October 19, 2000, the Corporation's shareholders approved a plan to liquidate and dissolve the Corporation. The Corporation will be liquidated by selling or otherwise disposing of all the Corporation's assets and winding up all of the Corporation's affairs. The proceeds from this liquidation will then be distributed (see Note 3), after paying or providing for all its claims, obligations and expenses, to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

         On December 15, 2000, the Corporation sold substantially all of the assets and certain liabilities of its brewing business for $25.8 million ($14.8 million in cash and $11.0 million in notes receivable) to High Falls Brewing Company, LLC ("High Falls"). Upon completion of a closing date balance sheet audit, the Corporation received an additional $1.4 million from High Falls bringing the total sales price for the brewery to $27.2 million. A pretax deferred gain on the brewing business sale in the amount of $11.9 million is reported in the accompanying consolidated balance sheet. The gain is deferred due to the Corporation's receipt of a significant portion of the sale price in the form of notes receivable and certain performance based guarantees in place between the Corporation and a significant contract customer of High Falls.

         On December 28, 2000, Cheyenne Leasing Company, which is a subsidiary of Genesee Ventures, Inc., the Corporation's real estate investment and leasing subsidiary, sold a significant portion of its lease portfolio for approximately $15.3 million, generating net proceeds to the Corporation of approximately $12.8 million. The Corporation recorded an estimated pretax loss of $3.1 million in the fourth quarter of fiscal 2000 related to this sale. The Corporation favorably adjusted this loss by $ 1.7 million, pretax, for fiscal 2001, which reflects better than expected leasing operating results.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES (CONTINUED)

         The results of operations for the discontinued brewing, equipment leasing and real estate investment businesses were as follows:


(Dollars in thousands)                           Fiscal 2001        Fiscal 2000       Fiscal 1999

          Revenue                                 $  71,366          $ 120,983          $ 135,687
          Less beer taxes                           (13,302)           (24,552)           (28,411)
                                                  ---------          ---------          ---------

          Net revenue                                58,064             96,431            107,276
          Cost of goods sold                        (43,220)           (70,785)           (78,897)
          Selling, general, and admin               (17,120)           (25,661)           (28,783)
          Other income                                  911               (526)             2,955

          Loss from operations of  the
          discontinued segments, net of tax
          benefit or expense                         (2,119)              (399)             1,543
                                                  =========          =========          =========

          Adjustment to the loss on disposal
          of  Genesee Ventures, Inc., net of
          tax expense                             $     769          $  (1,860)          $      _
                                                  =========          =========          =========

         The net assets of the brewing, equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net assets held for disposal in the accompanying consolidated balance sheet at April 28, 2001. The net assets of the brewing, equipment leasing and real estate investment businesses at April 28, 2001 were as follows:

                             (Dollars in thousands)

                            Accounts receivable, net                                          $         353
                            Other current assets                                                        256
                            Investment in direct financing and leveraged leases                       1,389
                            Investment in and notes receivable from unconsolidated real
                            estate partnerships                                                       5,193
                            Other assets                                                                741
                            Net deferred income tax asset                                               993
                            Accrued expenses and other                                               (3,001)
                            Accrued postretirement benefits                                         (   745)
                                                                                              -------------

                                     Net assets held for disposal - current                   $       5,179
                                                                                              =============


                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES (CONTINUED)

         The Corporation's investment in a real estate limited partnership in which it has less than a majority interest is accounted for by the equity method. The Corporation's proportionate share of the results of operations of this unconsolidated limited partnership is recorded net of tax in discontinued operations.

         REVENUE RECOGNITION

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES (CONTINUED)

         LEASING ACTIVITIES

         The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a wholly owned subsidiary of Genesee Ventures, Inc. On October 31, 2000, Genesee Ventures, Inc. bought out the 15% minority interest in Cheyenne Leasing Company from its joint venture partner to obtain this wholly owned status. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at April 28, 2001 and April 29, 2000 is presented below:

                                                                            2001                          2000
                                                              --------------------------       -----------------------
                                                                 Direct                          Direct
                                                                Financing    Leveraged         Financing     Leveraged

         Minimum rentals receivable                               $ 156       $     0          $  1,160     $     287
         Estimated unguaranteed residual
              value of leased assets                                 76         1,201               687        24,382
         Unearned and deferred income                                 0           (44)             (187)       (4,838)
                                                                   ----           ---           -------      --------

         Investment in leases                                       232         1,157             1,660        19,831
                                                                  -----         -----            ------       -------

         Investment in direct financing and leveraged leases               1,389                        21,491
         Deferred taxes arising from leases                                 (511)                      (10,800)
                                                                            ----                       -------

         Net after-tax investment in leases                                $ 878                      $ 10,691


           (Dollars in thousands)

         The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at April 28, 2001:
                                            Fiscal Year:

                                            2002                                          $ 96
                                            2003                                            60
                                                                                            --
                                            Total minimum rentals receivable             $ 156
                                                                                           ===

           (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)      DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES (CONTINUED)

         POSTRETIREMENT BENEFITS

         The Corporation previously provided certain health care and life insurance benefits to eligible retired employees and spouses under a welfare benefit plan (the Plan) covering substantially all retirees and employees of Genesee Brewing Company. Effective with the sale of its brewing business on December 15, 2000, the Corporation was relieved of its liability and responsibility for these postretirement benefits. However, the Corporation implemented a phase-out plan whereby retiree postretirement benefits will continue at decreasing levels through the end of calendar 2001 at which time benefits will be discontinued. This reduced liability is included in the Corporation's consolidated balance sheet at April 28, 2001.


(3)      PARTIAL LIQUIDATING DISTRIBUTION

         On March 1, 2001 the Corporation paid a partial liquidating distribution in the amount of $12,557,000 ($7.50 per share) to shareholders of record as of February 20, 2001.


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

         The carrying amount of cash and cash equivalents approximate a reasonable estimation of their fair value. Fair value of marketable securities is determined based on quoted market prices for investments. Fair value of the notes receivable approximates the carrying value at April 28, 2001. Fair value of the mortgage payable, based on discounted cash flows, approximates the carrying value at April 28, 2001 and is $401,000 less than the carrying value at April 29, 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      FINANCIAL INSTRUMENTS (CONTINUED)

         Marketable equity securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at April 28, 2001 are as follows:

                                                                                Gross       Gross
                                                             Amortized    Unrealized   Unrealized         Fair
                                                                   Cost        Gains       Losses        Value
                                                               --------     --------     --------     --------
         Fixed income securities:
               Debt securities issued by U.S. Government       $  5,304     $     64     $      4     $  5,364
               Corporate debt securities                          3,345           94           12        3,427
                                                               --------     --------     --------     --------
                                                                  8,649          158           16        8,791
                                                               --------     --------     --------     --------
          Mutual funds:
               Fixed income funds                                    44         --              2           42
                                                               --------     --------     --------     --------
          Other                                                     204         --           --            204
                                                               --------     --------     --------     --------
               Marketable securities available for sale        $  8,897     $    158     $     18     $  9,037
                                                               ========     ========     ========     ========

         (Dollars in thousands)

         The amortized cost, gross unrealized gains/losses and fair values of marketable securities at April 29, 2000 are as follows:

                                                                               Gross        Gross
                                                              Amortized   Unrealized   Unrealized         Fair
                                                                   Cost        Gains       Losses        Value
                                                               --------     --------     --------     --------
         Fixed income securities:
               Debt securities issued by U.S. Government       $  3,595     $     43     $     90     $  3,548
               Corporate debt securities                          4,485         --            138        4,347
                                                               --------     --------     --------     --------
                                                                  8,080           43          228        7,895
                                                               --------     --------     --------     --------
          Mutual funds:
               Fixed income funds                                    42         --              2           40
                                                               --------     --------     --------     --------
          Other                                                      94         --           --             94
                                                               --------     --------     --------     --------
               Marketable securities available for sale        $  8,216     $     43     $    230     $  8,029
                                                               ========     ========     ========     ========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      FINANCIAL INSTRUMENTS (CONTINUED)

The amortized cost and fair value of fixed income securities at April 28, 2001, by contractual maturity, are as follows:

                                                                 Amortized               Fair
                                                                      Cost               Value
                                                                      ----               -----
         Contractual maturity:
               Less than one year                                   $    0              $    0
               After one year, but within five years                 7,961               8,083
               After five years, but within ten years                  551                 566
               After ten years                                         137                 142
                                                                    ------              ------
         Total fixed income securities                              $8,649              $8,791
                                                                    ======              ======

         (Dollars in thousands)

         The following represents the total proceeds from sales of marketable securities for fiscal years ended April 28, 2001, April 29, 2000, and May 1, 1999, and the components of net gains and losses realized on those sales, which are determined on a weighted average basis:

                                                                     2001                2000             1999
                                                                     ----                ----             ----
                   Proceeds from sales                            $  3,382             $  3,455             $ 10,140
                                                                  ========             ========             ========
                        Gains from sales                               167                  104                1,048
                        Losses from sales                              (10)                 (97)                (126)
                                                                  --------             --------             --------
                   Net gains from sales                           $    157             $      7             $    922
                                                                  ========             ========             ========

         (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (5)     INCOME TAXES

         Components of income tax (benefit) expense from continuing operations for the fiscal years ended April 28, 2001, April 29, 2000, and May 1, 1999 are as follows:

                                                                              2001             2000              1999
                                                                              ----             ----              ----
          Current:
            Federal                                                          $    23          $  (319)         $ 1,202
            State                                                                  3              (16)             212
                                                                             -------          -------          -------
             Total current income tax expense (benefit)                           26             (335)           1,414
                                                                             -------          -------          -------
          Deferred:
            Federal                                                              (58)             157             (278)
            State                                                                 (8)              28              (49)
                                                                             -------          -------          -------
             Total deferred income tax (benefit) expense                         (66)             185             (327)
                                                                             -------          -------          -------
             Total income tax (benefit) expense                              $   (40)         $  (150)         $ 1,087
                                                                             =======          =======          =======

              (Dollars in thousands)


         The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the fiscal years ended April 28, 2001, April 29, 2000, and May 1, 1999:

                                                                              2001            2000      1999
                                                                              ----            ----      ----

          Computed expected tax (benefit) expense @ 34%                     $ (375)        $ (439)        $  682
          State income taxes (net of federal income tax benefit)               (66)             8             74
          Amortization of goodwill                                             367            375            330
          Other, net                                                            34            (94)             1
                                                                            ------         ------         ------
            Total income tax (benefit) expense                              $  (40)        $ (150)        $1,087
                                                                            ======         ======         ======
          Effective tax rate                                                   4.5%          11.6%          54.2%
                                                                            ======         ======         ======

            (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at April 28, 2001 and April 29, 2000 are presented below:

                                                                                         2001              2000
                                                                                         ----              ----
           Deferred income tax assets:
             Deferred gain on sale of brewing business                                 $ 2,656           $  --
             Allowance for doubtful accounts                                                79                82
             Unrealized loss on marketable securities                                     --                  67
             Operating accruals                                                            248               170
             Package design                                                                 91               169
             Non-compete agreement                                                         102                94
             Deferred compensation and other
               employee related accruals                                                   313               195
             Other                                                                         126                30
                                                                                       -------           -------
                   Gross deferred income tax assets                                      3,615               807
             Valuation allowance for deferred income tax assets                           --                --
                                                                                       -------           -------
                   Total deferred income tax assets                                      3,615               807
                                                                                       -------           -------
          Deferred income tax liabilities:
             Basis differential on leasing portfolio                                      --                --
             Accelerated depreciation on plant and equipment                               727               774
             Unrealized gains on marketable securities                                      51              --
             Other                                                                         727               301
                                                                                       -------           -------
                   Total deferred income tax liabilities                                 1,505             1,075
                                                                                       -------           -------
                   Net deferred income tax assets (liabilities)                        $ 2,110           $  (268)
                                                                                       =======           =======

           (Dollars in thousands)

         The change in the deferred tax asset or liability for unrealized gains or losses on investments classified as available for sale is reflected in equity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). A valuation allowance has been established to reflect the uncertainty of the realization of certain state investment tax credits. These credits and the related valuation allowance are included in discontinued operations.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      INVENTORIES

         Inventories at April 28, 2001 and April 29, 2000 are summarized as follows:

                                                                  2001              2000
                                                                  ----              ----
            Finished goods                                    $   3,881         $   4,867
            Raw materials, containers and packaging supplies      4,877             4,330
                                                                -------           -------
              Total inventories                                 $ 8,758           $ 9,197
                                                                 ======             =====
            (Dollars in thousands)


(7)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at April 28, 2001 and April 29, 2000 are summarized as follows:

                                                                   2001                2000
                                                                   ----                ----

            Land and land improvements                             $   294           $    294
            Buildings                                                6,893              6,553
            Machinery, equipment, furniture and fixtures            10,618              9,843
            Construction in process                                    112                511
                                                                  --------           --------
              Total property, plant and equipment                   17,917             17,201
            Less accumulated depreciation                            5,680              4,572
                                                                 ---------          ---------

              Net property, plant and equipment                  $  12,237          $  12,629
                                                                 =========          =========
            (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



 (8)     NOTES RECEIVABLE

         Notes receivable consists of three separate notes from High Falls which are dated December 15, 2000 and were executed in connection with the sale of the Corporation's brewing business to High Falls as of that date. The general terms of the notes follow.

         Subordinated Promissory Note - $4,500,000 note receivable with an original maturity date of December 15, 2003 bearing interest at 12% per annum payable quarterly with principal payments of $500,000, $1,000,000 and $3,000,000 due on the first, second and third anniversary dates of the note, respectively. Under certain circumstances, the final $3,000,000 of principal may be paid $1,000,000, $1,000,000 and
         $1,000,000 on the third, fourth, and fifth anniversary dates, respectively. The entire principal balance was outstanding at April 28, 2001.

         First Senior Bridge Note - $3,500,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable quarterly with principal payments of $125,000 commencing September 15, 2001 and quarterly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. The entire principal balance was outstanding at April 28, 2001.

         Second Senior Bridge Note - $3,000,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable monthly through August 15, 2001 with principal and interest payments based on an amortization period of 240 months commencing September 15, 2001 and monthly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. The entire principal balance was outstanding at April 28, 2001.


(9)      NOTES PAYABLE

         Mortgage Note Payable

         The Corporation borrowed $4,800,000 through a building loan agreement with a bank to purchase a building for the Corporation's food business. This mortgage note payable matures in November 2008, at which time all outstanding principal and interest is due. Monthly payments of principal and interest, currently $32,380, are required with interest accruing at a fixed annual rate of 6.49%. The note is secured by the building acquired as well as by certain equipment and has an outstanding balance of $4,592,000 at April 28, 2001. The note agreement contains certain financial covenants of which the Corporation is currently in compliance.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)      NOTES PAYABLE (CONTINUED)

         Term Note Payable

         During fiscal 2000, the Corporation borrowed $1,700,000 under a multiple disbursement term note payable of which $1,381,000 was outstanding at April 28, 2001. These funds were used for renovation to, and construction at, the building mentioned above. This note was paid in full on May 31, 2001.

         Future aggregate maturities of debt for the next five fiscal years and thereafter is as follows:


                                   Fiscal Year:
                                   2002                 $ 1,474
                                   2003                     101
                                   2004                     107
                                   2005                     114
                                   2006                     121
                                   Thereafter             4,056
                                                        -------
                                                        $ 5,973
                                                        =======

                                       (Dollars in thousands)

(10)     SEGMENT REPORTING

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)     SEGMENT REPORTING (CONTINUED)

Financial information for the Corporation's reportable segments is as follows:

----------------------------------------------------------------------------------------------------
                                             FOOD                      DISCONTINUED
Fiscal Year                               PROCESSING     CORPORATE      OPERATIONS      CONSOLIDATED
---------------------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------------------
Net revenues from external customers      $  46,533            --         $    --        $  46,533
Depreciation and amortization                 3,009            --              --            3,009
Operating income/(loss)                       1,046          (2,857)           --           (1,811)
Investment income                              --             1,048            --            1,048
(Loss)/earnings from continuing
   operations before income taxes              (460)           (644)           --           (1,104)
Identifiable assets                          50,704          34,119           5,179         90,002
Capital expenditures                          1,020            --              --            1,020
----------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------
Net revenues from external customers      $  45,548            --         $    --        $  45,548
Depreciation and amortization                 2,853            --              --            2,853
Operating income/(loss)                         190          (1,864)           --           (1,674)
Investment income                              --               549            --              549
(Loss)/earnings from continuing
   operations before income taxes              (701)           (590)           --           (1,291)
Identifiable assets                          53,040          15,522          27,209         95,771
Capital expenditures                          4,491            --              --            4,491
----------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------
Net revenues from external customers      $  44,893       $    --         $    --        $  44,893
Depreciation and amortization                 2,165            --              --            2,165
Operating income/(loss)                       1,554            (802)           --              752
Investment income                                32           1,572            --            1,604
(Loss)/earnings from continuing
   operations before income taxes               806           1,201            --            2,007
Identifiable assets                          54,162           3,265          86,526        143,953
Capital expenditures                          5,368            --              --            5,368
----------------------------------------------------------------------------------------------------



(Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)     SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for taxes was approximately $ 8,894,000, $1,765,000, and $1,132,000 in fiscal 2001, fiscal 2000, and fiscal 1999, respectively; cash paid for interest was approximately $ 422,000, $351,000, and $873,000 in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. Interest capitalized amounted to $194,000 in fiscal 2000. No interest was capitalized in fiscal 2001 or 1999.


(12)     STOCK OPTION AND BONUS PLANS

         Under the Corporation's 1992 Stock Plan, as amended (the "Stock Plan"), officers and other key employees may, at the discretion of the Management Continuity Committee of the Board of Directors, be granted options that allow for the purchase of shares of the Corporation's Class A and Class B common stock. These options may be exercised any time from the award date to a specified date not more than ten years from the award date or five years in the case of 10% or more shareholders. Under the Stock Plan, outside directors are granted options to purchase shares of Class B common stock. Outside director options may be exercised at any time from the option award date until five years after the award date.

         The Corporation has adopted a Stock Bonus Incentive Program under the Stock Plan (the "Bonus Program"). The Bonus Program authorizes the Board of Directors to award shares of Class B common stock to officers and other key employees. These shares are issued from treasury shares in five equal annual installments commencing in the year in which the award takes place.

         Changes in stock options are as follows:

                                                 Options          Weighted Average    Options      Weighted Average
                                               Outstanding        Price Per Share    Exercisable     Price Per Share
                                               -----------        ---------------    -----------     ---------------
         Balance at May 2, 1998                  125,000               42.63           125,000             42.63
              Granted                             38,500               32.35
              Expired                            (15,000)              35.77
              Forfeited                          (10,000)              39.77
                                                --------             -------
         Balance at May 1, 1999                  138,500               40.72           138,500             40.72
              Granted                            131,301               25.24
              Expired                            (21,000)              39.40
              Forfeited                          (32,750)              40.12
                                                --------             -------
         Balance at April 29,2000                216,051             $ 31.53           119,075           $ 36.60
              Granted                              2,000               38.31
              Expired                             (3,000)              44.27
              Forfeited                          (39,750)              43.29
              Exercised                         (147,801)              25.90
                                                --------             -------
         Balance at April 28, 2001                27,500              $43.92            27,500            $43.92

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)     STOCK OPTION AND BONUS PLANS (CONTINUED)

         Common stock reserved for options and employee awards totaled 27,500 shares as of April 28, 2001 and 219,019 shares as of April 29, 2000.

         The Corporation adopted the disclosure-only provisions of SFAS 123, and continues to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees for plan accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS 123, the Corporation's net earnings and basic and diluted earnings per share for the fiscal years ended April 28, 2001, April 29, 2000, and May 1, 1999 would have been reduced to the pro forma amounts indicated below:

                                                      Reported          Pro Forma
                                                      --------          ---------
                                                      Earnings           Earnings
                                                      --------          ---------
    2001
    ----
    Net loss                                          $  (2,414)      $  (2,447)
    Basic loss per share                                  (1.48)          (1.50)
    Diluted loss per share                                (1.48)          (1.50)

     2000
    ----
    Net loss                                          $  (3,400)      $  (3,590)
    Basic loss per share                                  (2.10)          (2.22)
    Diluted loss per share                                (2.10)          (2.22)

    1999
    ----
    Net earnings                                      $   2,463       $   2,332
    Basic earnings per share                               1.52            1.44
    Diluted earnings per share                             1.52            1.44

(Dollars in thousands, except per share data)

For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of 5 years, expected volatility of 39.3%, 23.6%, and 19.2%, in fiscal 2001, fiscal 2000, and fiscal 1999, respectively, expected dividend yield of 0%, 5.6%, and 5.8% and risk-free interest rates of 5.69%, 5.92%, and 5.29% in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. The weighted average fair value of stock options granted was $16.64, $4.26, and $3.40 in fiscal 2001 fiscal 2000, and fiscal 1999, respectively.

                                                                  Page 37 of 141
                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)     STOCK OPTION AND BONUS PLANS (CONTINUED)

         The following table summarizes information about stock options outstanding and exercisable at April 28, 2001:

          -----------------------------------------------------------------------------------------------------------------------
                                                        Options Outstanding                             Options Exercisable
          -----------------------------------------------------------------------------------------------------------------------
          Range of Exercise Prices                   Wgtd. Avg. Contractual     Wgtd. Avg.                           Wgtd. Avg.
                  Per Share              Number          Life in Years         Exercise Price         Number      Exercise Price
          -----------------------------------------------------------------------------------------------------------------------
               $38.00 - 40.99            5,000                  2.1               $ 39.70               5,000        $  39.70
                41.00 - 46.00           22,500                  0.9                 44.86              22,500           44.86
          -----------------------------------------------------------------------------------------------------------------------
               $38.00 - 46.00           27,500                  1.1               $ 43.92              27,500         $ 43.92
          -----------------------------------------------------------------------------------------------------------------------


 (13)    RETIREMENT PLANS

         All salaried and office employees who have been employed by the Foods Division for two years are eligible for coverage in fully trusteed, contributory (optional) profit sharing retirement plans. The plans generally provide for annual contributions by the Foods Division at the discretion of its Board of Directors. Contributions under the plans are paid currently and charged directly to earnings in the amount of $182,000 for fiscal 2001, $237,000 for fiscal 2000, and $302,000 for fiscal 1999.

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

                                                                                                             Expiration
                                      Director                Position and Principal Occupation                of Term
            Name and Age                Since                         for the Last Five Years                  in Office
--------------------------------------------------------------------------------------------------------------------------
Stephen B. Ashley            (61)       1987    President of the Corporation (1)                                 2002

William A. Buckingham        (58)       1992    Retired; formerly Executive Vice President of First Empire       2001
                                                State Corporation and Manufacturers and Traders Trust
                                                Company (2)

Thomas E. Clement            (68)       2001    Retired; formerly a partner of Nixon Peabody, LLP (3)            2003

Carl E. Sassano              (51)       2001    Private business consultant (4)                                  2001

Charles S. Wehle             (53)       1976    Chairman of the Board of Directors  of the Corporation (5)       2003



(1)      See Note (1) to Item 10(b).

(2) Mr. Buckingham retired in 1996 as Executive Vice President of First Empire State Corporation, a publicly held bank holding company, and Manufacturers and Traders Trust Company, a New York State chartered bank. Mr. Buckingham is also a director of Hahn Automotive Warehouse, Inc.

(3) Mr. Clement retired as a partner of the law firm of Nixon Peabody LLP in 2000, a position he had held for more than five years. Mr. Clement previously served as a director of the Corporation from 1970 to 1999.

(4) Mr. Sassano is a private business consultant. From 1999 to 2000 he served as President and Chief Operating Officer of Bausch & Lomb, Inc., a global vision and health care products manufacturer. From 1996 to 1999 Mr. Sassano served as President - Global Vision Care of Bausch & Lomb, Inc. Mr. Sassano is also a director of Transmation, Inc.

(5)      See Note (2) to Item 10(b).

              (b) EXECUTIVE OFFICERS: The table below lists the executive officers of the Corporation and its subsidiaries and sets forth their ages, the dates they became officers and the offices held. Officers of the Corporation and its subsidiaries serve for a term of one year beginning with the first meeting of the Board of Directors occurring after the annual meeting of the holders of Class A Common Stock of the Corporation.

                                             Officer of the
            Name                  Age        Company Since                            Office
--------------------------------------------------------------------------------------------------------------------
Stephen B. Ashley                 61              2000          President (1)

Charles S. Wehle                  53              1988          Chairman of the Board of Directors (2)

Mark W. Leunig                    46              1988          Senior Vice President, Chief Administrative
                                                                Officer, Secretary and General Counsel  (3)

Karl D. Simonson                  58              1994          Vice President - Foods Division  (4)

Steven M. Morse                   37              2000          Vice President and Treasurer (5)


(1) Mr. Ashley was elected President of the Corporation on December 15, 2000. Since July 1996 Mr. Ashley has been Chairman and Chief Executive Officer of The Ashley Group, an affiliated group of privately owned real estate management and investment companies. Mr. Ashley is also a Director of Hahn Automotive Warehouse, Inc., Federal National Mortgage Association, Exeter Fund, Inc. and Manning & Napier Insurance Fund, Inc.

(2) Mr. Wehle was elected Chairman of the Board of Directors on March 16, 2000. He retired as Senior Vice President of the Corporation and President of Genesee Brewing Company on May 15, 2000. He had served as Senior Vice President of the Corporation for more than five years and as President of Genesee Brewing Company since October 1996.

(3) Mr. Leunig was elected Senior Vice President, Chief Administrative Officer and Secretary of the Corporation on December 15, 2000. Prior to that, he was Vice President, Secretary and General Counsel of the Corporation, positions he held for more than five years.

(4) Mr. Simonson was elected Vice President - Foods Division in October 1999. Prior to that he served as Vice President - Planning and Development of the Corporation, a position he held for more than five years. He is also President of Ontario Foods, Inc., a position he has held for more than five years.

(5) Mr. Morse was elected Vice President and Treasurer of the Corporation on December 15, 2000. From 1999 to 2000, he served as the Corporation's Corporate Consolidations Manager. From 1996 to 1999, he served as an Audit Manager at the public accounting firm of Delloitte & Touche, LLP. Mr. Morse is a certified public accountant.


              (c) COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended April 28, 2001.

ITEM 11.      EXECUTIVE COMPENSATION

              (a) SUMMARY OF EXECUTIVE COMPENSATION. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the former Chief Executive Officer, the President of the Corporation (who is acting in the capacity of the chief executive officer) and the three other most highly compensated executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended April 28, 2001 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                        Long Term Compensation
                             -------------------------------------------------  -------------------------------------------
                                                                      Other                       Stock
                                                                      Annual       Restricted    Options/     All Other
    Name and                  Fiscal                                  Compen         Stock       --------     Compensa-
Principal Position             Year    Salary ($)     Bonus ($)     -sation($)     Awards ($)    SARs (#)      tion ($)
------------------            ------   ----------     ---------     ----------     ----------    --------     ---------

Samuel T. Hubbard Jr.,
former President and            2001      192,750            0            0               0            0      243,431(2)
Chief Executive                 2000      269,850      131,250            0               0       66,222       41,186
Officer (1)                     1999         --           --           --              --          1,000         --


Stephen B. Ashley,              2001       22,500            0         --                 0        1,000       31,875(3)
President                       2000         --           --           --              --          1,000         --
                                1999         --           --           --              --          1,000         --

Karl D. Simonson,  Vice         2001      146,577        6,320        3,160               0            0       22,028(4)
President - Foods Division      2000      148,000        1,875          938               0        4,000       20,464
                                1999      139,000       38,064          943             250        2,000       18,053

Mark W. Leunig, Senior          2001      137,660       94,320       57,647(5)            0        9,576       39,162(6)
Vice President, General         2000      115,833       91,875          938               0       12,800       21,375
Counsel and Secretary           1999      110,000       32,498          943             250        1,500       12,897

Steven M. Morse,                2001       79,125       61,250       30,094(7)            0        5,289       13,612(8)
Vice President and              2000         --           --           --              --              0         --
Treasurer                       1999         --           --           --              --              0         --


(1) Mr. Hubbard resigned as President and Chief Executive Officer on December 15, 2000.

(2) Amount reflects severance compensation of $225,000, $18,193 contribution under the Corporation's Benefit Restoration Plan, $1,518 in premiums paid by the Corporation on life insurance for the benefit of Mr. Hubbard and $238 paid by the Corporation for medical insurance buy out.

(3) Amount reflects director fees paid to Mr. Ashley prior to being elected President of the Corporation.

(4) Amount reflects $7,547 contribution under the Corporation's Profit Sharing Retirement Plan, $13,398 retirement payment under employment agreement with the Corporation, and $1,084 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Simonson.

(5)      Amount includes $54,487 of above-market value SARs paid to Mr. Leunig.

(6) Amount reflects $5,321 contribution under the Corporation's Profit Sharing Retirement Plan, $38,856 retirement payment under employment agreement with the Corporation, and $306 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Leunig.

(7)      Amount reflects above-market value SARs paid to Mr. Morse.

(8) Amount reflects $13,526 retirement payment under employment agreement with the Corporation and $86 in premiums paid by the Corporation on life insurance policies for the benefit of Mr. Morse.

              (b) The Corporation did not grant any options to the executive officers identified in Item 11(a) during the Corporation's fiscal year ended April 28, 2001. The table below sets forth information about stock appreciation rights ("SARs") granted to the named executive officers during the Corporation's fiscal year ended April 28, 2001.


                        Individual Grants                                                      Potential Realizable
              -----------------------------------------                                          Value at Assumed
                                            % of Total                                         Annual Rates of Stock
                                               SARs                                             Price Appreciation
                                 SARs       Granted to                                           for SARs Term (3)
                               Granted     Employees in      Base Price       Expiration     ------------------------
Name                            (#) (1)     Fiscal Year       ($/SH)(2)          Date         5% ($)        10% ($)
---------------------------------------------------------------------------------------------------------------------
Mark W. Leunig                  9,576          64.4%           $17.81          12/15/11       214,339      471,505
Steven M. Morse                 5,289          35.6%           $17.81          12/15/11       118,384      260,241


(1) Stock appreciation rights granted to the named executive under employment and stock appreciation rights agreement with the Corporation. SARs are exercisable in their entirety from and after the date of grant.

(2) Under the terms of the agreements under which the SARs were granted, the Base Price of the SARs is reduced by the amount of any liquidating distributions. The Base Price and potential realizable values set forth in the above table reflect the reduction of the Base Price by the $7.50 per share liquidating distribution paid on March 1, 2001

(3) The potential realizable value illustrates value that might be realized upon exercise of the SARs immediately prior to the expiration of their eleven year term, assuming the specified annual compound rates of appreciation on the Corporation's Class B Common Stock over the term of the SARs. The Corporation currently expects that it will take two to three more years to complete the plan of liquidation and dissolution that was approved by shareholders in October 2000. The potential realizable value of the SARs based on a three year term at the stated assumed annual rates of stock price appreciation is:


                           NAME           5% ($)         10% ($)
                           ----           ------         -------
                    Mark W. Leunig          89,959        128,974
                    Steven M. Morse         49,686         71,235

              (c) EXERCISE OF OPTIONS BY EXECUTIVE OFFICERS. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended April 28, 2001; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                           Value of Unexercised
                                                              Number of Unexercised            In-the-Money
                                                              Options At Fy-end (#)        Options At Fy-end ($)
                                                              ---------------------        ---------------------
                                 Shares
                               Acquired on       Value       Exercis-    Unexercis-     Exercis-     Unexercis-
        Name                     Exercise    Realized ($)        able         able          able          able
--------------------------------------------------------------------------------------------------------------------
Samuel T. Hubbard, Jr.            17,202          597,756            0         0             0             0
Stephen B. Ashley                    696           23,970        3,000         0             0             0
Karl D. Simonson                   6,000           44,190        3,500         0             0             0
Mark W. Leunig                    12,974          124,052        3,000         0             0             0
Steven M. Morse                        0                0            0         0             0             0


              (d) DIRECTOR COMPENSATION. Directors who are employees of the Corporation do not receive directors' fees or other compensation for their services as directors. Directors who are not employees receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend. Charles S. Wehle receives an additional annual fee of $10,000 as Chairman of the Board of Directors. Members of the Special Committee of the Board of Directors created to review strategic alternatives for the Corporation's brewing business were paid a fee of $250 per hour for time spent working on Special Committee matters outside of Committee meetings. Each director who is not an employee is also granted an option each year under the Corporation's 1992 Stock Plan to purchase 1,000 shares of Class B Common Stock.

              (e)   AGREEMENTS WITH NAMED EXECUTIVE OFFICERS.

                    (1) Under an agreement with the Corporation, Samuel T. Hubbard, Jr. resigned as President and Chief Executive Officer of the Corporation, effective December 15, 2000. Under this agreement, the Corporation paid to Mr. Hubbard severance compensation of $225,000 on December 18, 2000. The Corporation is also required to pay $225,000 to Mr. Hubbard within ten days following the sale of the Corporation's Foods Division if the sale is completed on or before April 30, 2002. If the sale of the Foods Division is not completed by April 30, 2002, the Corporation is required to pay Mr. Hubbard $175,000 by May 10, 2002.

                    (2) The Corporation has an employment agreement with Mr. Simonson which provides that if Mr. Simonson's employment is terminated without "Cause" or after a "Sale of the Company" (as those terms are defined in the agreement) the Corporation must pay to Mr. Simonson a lump sum payment equal to his annual salary. Under the agreement, Mr. Simonson is eligible to receive an annual bonus of up to 35% of his annual salary at the discretion of the Management Continuity Committee of the Board of Directors. Also under the agreement, the Corporation granted options to Mr. Simonson to purchase 4,000 shares of the Corporation's Class B common stock pursuant to the vesting and other terms contained in the agreement.

                    (3) The Corporation has an employment agreement with Mr. Leunig which provides that if Mr. Leunig's employment is terminated without "Cause" (as that term is defined in the agreement) the Corporation must pay to Mr. Leunig a lump sum payment equal to 150% of his annual salary. Under the agreement, Mr. Leunig is eligible to receive an annual bonus of up to 40% of his annual salary at the discretion of the Management Continuity Committee of the Board of Directors. Also under the agreement, the
Corporation: (a) granted to Mr. Leunig the stock appreciation rights identified in Item 11(b) of this report pursuant to the terms contained in the agreement;
(b) is required to pay to Mr. Leunig a retirement payment equal to 16.67% of Mr. Leunig's annual gross income; and (c) is required to continue, for stated periods subsequent to termination of employment, coverage for Mr. Leunig under certain medical insurance and other employee benefit plans.

                    (4) The Corporation has an employment agreement with Mr. Morse which provides that if Mr. Morse's employment is terminated without "Cause" (as that term is defined in the agreement) the Corporation must pay to Mr. Morse a lump sum payment equal to his annual salary. Under the agreement, Mr. Morse is eligible to receive an annual bonus of up to 25% of his annual salary at the discretion of the Management Continuity Committee of the Board of Directors. Also, under the agreement, the Corporation: (a) granted to Mr. Morse the stock appreciation rights identified in Item 11(b) of this report pursuant to the terms contained in the agreement; (b) is required to pay to Mr. Morse a retirement payment equal to 16.67% of Mr. Morse's annual gross income; and (c) is required to continue, for stated periods subsequent to termination of employment, coverage for Mr. Morse under certain medical insurance and other employee benefit plans.

                    (5) Under an agreement with the Corporation, Stephen B. Ashley is expected to devote approximately 400 hours per year to his duties as President of the Corporation and is paid a salary of $5,000 per month.

                    (6) It is contemplated that the Corporation will pay incentive compensation to Mr. Simonson in an amount to be determined upon the successful divestiture of the Foods Division.


         (f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Stephen B. Ashley served during the fiscal year ended April 28, 2001 as a member of the Management Continuity Committee of the Corporation's Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The Corporation's only class of voting securities is its Class A Common Stock. As of July 16, 2001, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:


                                                                                                Percent of
              Name and Address                                      Amount Owned              Class a Stock
--------------------------------------------------                  ------------              -------------
Charles S. Wehle as Trustee                                            73,845  (1)                35.2%
    under the Will of Louis A. Wehle
    600 Powers Building
    16 West Main Street
    Rochester, New York 14614

Charles S. Wehle and Henry S. Wehle                                    41,957  (2)                20.0%
    600 Powers Building
    16 West Main Street
    Rochester, New York 14614

Charles S. Wehle as Trustee under                                      12,145  (3)                 5.8%
    Elizabeth R. Wehle Trust
    600 Powers Building
    16 West Main Street
    Rochester, New York 14614


(1) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 16, 2001, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

              (b) SECURITY OWNERSHIP OF MANAGEMENT. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 16, 2001 by each director and by all directors and executive officers as a group are set forth in the following table:




                                     Shares of            Percentage Of                Shares of           Percentage of
Name of Director                    Class A                  Class A                    Class B              Class B
Or Executive Officer               Common Stock           Common Stock                Common Stock          Common Stock
--------------------               ------------           ------------                 ------------         ------------
Samuel T. Hubbard. Jr.                  NONE                     -                     17,202                   1.2%

Charles S. Wehle                     127,947(1)                 61.0%                  80,173(2)                5.5%

Mark W. Leunig                         NONE                      -                     16,499(4)                1.1%

Steven M. Morse                        NONE                      -                        250                    (8)

Stephen B. Ashley                      NONE                      -                      3,896(5)                 (8)

Karl D. Simonson                       NONE                      -                     10,025(6)                 (8)

William A. Buckingham                   240                      (8)                    3,723(3)(7)              (8)

Thomas E. Clement                      NONE                      -                       NONE(3)                  -

Carl E. Sassano                        NONE                      -                       NONE                     -

All Directors and Executive
Officers as a group (9               128,187                   61.1%                   131,768                  8.9%
persons)




(1)      See Table under Item 12(a) and Notes (1), (2) and (3) thereto.

(2) Includes 40,633 shares held as trustee under the will of Louis A. Wehle (see Note (1) to table set forth in Item 12(a) above); 37,090 shares held as trustee under Elizabeth R. Wehle irrevocable trust dated January 12, 1950, the power to act with respect which is vested in Mr. Wehle as a trustees; and 2,450 shares owned individually

(3) Mr. Buckingham and Mr. Clement serve as trustees of Genesee Country Museum, which holds 37,638 Class B shares, none of which are included in the table above.

(4) Includes 13,499 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(5) Includes 896 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(6) Includes 6,525 shares owned individually and 3,500 shares which may be acquired pursuant to presently exercisable stock options.

(7) Includes 723 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(8) Amount of shares owned does not exceed one-percent of shares outstanding.

         (c) CHANGE OF CONTROL ARRANGEMENTS. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note
(2) to Item 12(a).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a) TRANSACTIONS WITH MANAGEMENT. On December 15, 2000, the Corporation's brewing business sold substantially all of its assets to High Falls Brewing Company, LLC in a transaction more fully described at Note 2 to the Consolidated Financial Statements filed with this report and in Form 8-K filed with the Securities and Exchange Commission on January 2, 2001, both of which are incorporated herein be reference.

The transferred assets consisted principally of all machinery, equipment, and other tangible property used in the brewing business, accounts receivable, inventory, customers contracts, intellectual property and other intangible property used in the brewing business, and certain real property and improvements located thereon.

The principals of High Falls Brewing Company include several former officers and directors of the Corporation, including Samuel T. Hubbard, Jr., a former director and the former President and Chief Executive Officer of the Corporation, John B. Henderson, the former Senior Vice President and Chief Financial Officer of the Corporation, Gary C. Geminn, a former director of the Corporation and the former Senior Vice President of The Genesee Brewing Company, and Michael C. Atseff, the former Vice President and Controller of the Corporation. Because of these individuals' interest in the transaction, the Corporation formed a Special Committee of independent directors to negotiate and approve the transaction. The terms of the transaction were determined through negotiations between the parties. The Special Committee retained the firm of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey") to evaluate the fairness of the transaction. Houlihan Lokey opined that the transaction was fair to Genesee Brewing Company, the Corporation and the Corporation's shareholders from a financial point of view.

              (b) CERTAIN BUSINESS RELATIONSHIPS. During the fiscal year ended April 28, 2001 the former directors and officers of the Corporation identified in Item 13(a) of this report served as executive officers of High Falls Brewing Company, LLC which is indebted to the Corporation as more fully described in
Item 13(a) of this report and Note 2 to the Consolidated Financial Statements filed with this report, both of which are incorporated herein by reference.

The Corporation subleases approximately 1,200 square feet of office space from S.B. Ashley Management Corporation. Steven B. Ashley, a director and President of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending April 27, 2002, the Corporation expects to pay approximately $30,000 to S.B. Ashley Management Corporation for rent, utilities, taxes and ancillary services under the sublease with S.B. Ashley Management Corporation.

              (c) INDEBTEDNESS OF MANAGEMENT. Mark W. Leunig, Senior Vice President and Secretary of the Corporation and Karl D. Simonson, Vice President
- Foods Division of the Corporation are indebted to the Corporation in connection with loans made by the Corporation to allow such executive officers to exercise options to purchase shares of the Corporation's Class B common stock (the "Purchased Shares"). As of July 16, 2001, Mr. Leunig owes the Corporation $272,968 and Mr. Simonson owes the Corporation $138,304 in connection which such loans. The largest aggregate amount of indebtedness outstanding under such loans during the fiscal year ended April 28, 2001 was $368,968 for Mr. Leunig and $183,304 for Mr. Simonson. The indebtedness is secured by a pledge of the Purchased Shares and Mssrs. Leunig and Simonson have assigned to the Corporation all liquidating distributions paid on the Purchased Shares to repay the indebtedness. The indebtedness is without interest until the earlier of: (i) six
(6) months after the Corporation's Board of Directors determines that the Corporation will not make any further liquidating distributions; or (ii) six
(6) months after termination of employment for "Cause" (as that term is defined in the promissory note evidencing such indebtedness) or resignation from the Corporation.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K.

              (a)   The following documents are filed as part of this report:

                    1.     FINANCIAL STATEMENT SCHEDULE:

                           See Index to Financial Statements at Page 12 of this
report.

Other schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

                    2.     EXHIBITS:

                           See Exhibit Index at Page 51 of this report.

              (b) REPORTS ON FORM 8-K. The Corporation filed reports on Form 8-K on April 12, 2001 and June 21, 2001 to report information under Item 5 (Other Events).

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       GENESEE CORPORATION


     July 26, 2001               By:       /s/ Stephen B. Ashley
----------------------------        -----------------------------------------
        (Date)                         Stephen B. Ashley, President



     July 26, 2001               By:      /s/ Steven M. Morse
----------------------------        -----------------------------------------
        (Date)                         Steven M. Morse, Vice President and
                                       Treasurer




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Stephen B. Ashley                                  July 26, 2001               Director
--------------------------------------------         ---------------------------
Stephen B. Ashley                                              (Date)


     /s/ William A. Buckingham                              July 26, 2001                Director
--------------------------------------------         ---------------------------
William A. Buckingham                                          (Date)


     /s/ Charles S. Wehle                                    July 26, 2001               Director
--------------------------------------------         ---------------------------
Charles S. Wehle                                               (Date)


     /s/ Thomas E. Clement                                  July 26, 2001                Director
--------------------------------------------         ---------------------------
Thomas E. Clement                                              (Date)


     /s/ Carl E. Sassano                                     July 26, 2001               Director
--------------------------------------------         ---------------------------
Carl E. Sassano                                                (Date)

                                                                     SCHEDULE II


                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Valuation and Qualifying Accounts

           Years ended April 28, 2001, April 29, 2000 and May 1, 1999


                                        BALANCE AT      TRANSFERRED          ADDITIONS                             BALANCE
                                        BEGINNING            TO           CHARGED TO COST                           AT END
            DESCRIPTION                 OF PERIOD       DISC. OPER.        AND EXPENSES        DEDUCTIONS         OF PERIOD
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
2001
----
   Allowance for doubtful
      receivables                          $     262               -                 7                    7              262
   Allowance for obsolete inventory              133               -               402                  207              328
                                      -------------------------------------------------------------------------------------------
                                              $  395               -               409                  214              590
                                      ===========================================================================================

2000
----
   Allowance for doubtful
      receivables                          $     478            (300)               90                    6              262
   Allowance for loss on idle plant
      and equipment                                -               -               726                  726                -

   Allowance for obsolete inventory              150             (19)              173                  171              133
                                      -------------------------------------------------------------------------------------------
                                              $  628            (319)              989                  903              395
                                      ===========================================================================================
1999
----
   Allowance for doubtful
      receivables                          $     433               -               100                   55              478
   Allowance for loss on idle plant
      and equipment                              634               -                 -                  634                -

   Allowance for obsolete inventory              387               -               127                  364              150
                                      -------------------------------------------------------------------------------------------

                                            $  1,454               -               227                1,053              628
                                      ===========================================================================================

                                  EXHIBIT INDEX


    Number                                Document                                 Page
    ------        ------------------------------------------------------------    -------
         3-1      Certificate of Incorporation (incorporated by reference to         --
                  Exhibit 3-1 to the Corporation's report on Form 10-K for the fiscal year ended April 29, 2000).

         3-2      Certificate of Amendment of the Certificate of Incorporation
                  (incorporated by reference to the -- Corporation's report on Form 10-Q for the fiscal quarter ended January 27, 2001).

         3-3      By-Laws as amended in 2000 (incorporated by reference to
                  Exhibit 3-2 to the Corporation's report on Form 10-K for the
                  fiscal year ended April 29, 2000).                                 --

         10-1     Asset Purchase Agreement, dated as of August 29, 2000 between
                  The Genesee Brewing Company, Inc. and High Falls Brewing
                  Company, LLC (incorporated by reference to Exhibit 10-1 to the
                  Corporation's report on Form 8-K filed on January 2, 2001).        --

         10-2     Amendment No. 1 to Asset Purchase Agreement dated as of            --
                  December 15, 2000, between The Genesee Brewing Company, Inc.
                  and High Falls Brewing Company, LLC (incorporated by reference to Exhibit 10-2 to the Corporation's report on Form 8-K filed on January 2, 2001).

         10-3 $3,500,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls Brewing, LLC in favor of The Genesee
                  Brewing Company, Inc. (incorporated by reference to Exhibit
                  10-3 to the Corporation's report on Form 8-K filed on January
                  2, 2001).

         10-4     $3,000,000 First Senior Bridge Note dated December 15, 2000        --
                  executed by High Falls Brewing Company, LLC in favor of The
                  Genesee Brewing Company, Inc. (incorporated by reference to
                  Exhibit 10-4 to the Corporation's report on Form 8-K filed on
                  January 2, 2001).

         10-5     Mortgage dated as of December 15, 2000 executed by High Falls      --
                  Brewing Company, LLC in favor of -- The Genesee Brewing
                  Company, Inc. (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 8-K filed on January 2,
                  2001).

         10-6     $4,500,000 Subordinated Promissory Note dated December 15,         --
                  2000 executed by High Falls Brewing Company, LLC in favor of
                  The Genesee Brewing Company, Inc. (incorporated by reference to -- Exhibit 10-6 to the Corporation's report on Form 8-K filed January 2, 2001).

    Number                                Document                                 Page
    ------        ------------------------------------------------------------    -------
         10-7     Security Agreement dated as of December 15, 2000 executed by       --
                  High Falls Brewing Company, LLC -- in favor of The Genesee
                  Brewing Company, Inc. (incorporated by reference to Exhibit
                  10-7 to the Corporation's report on Form 8-K filed on January
                  2, 2001).

         10-8     Intercreditor Agreement dated as of December 15, 2000 among        --
                  High Falls Brewing Company, LLC, The Genesee Brewing Company,
                  Inc., Manufacturers and Traders Trust Company and Cephas
                  Capital Partners, LP (incorporated by reference to Exhibit
                  10-8 to the Corporation's report on Form 8-K filed on January
                  2, 2001).

         10-9     Guaranty dated as of December 15, 2000 executed by The Genesee     --
                  Brewing Company, Inc. in favor of Boston Brewing Company, Inc.
                  d/b/a The Boston Beer Company for itself and as the sole
                  general partner of Boston Beer Company Limited Partnership
                  (incorporated by reference to Exhibit 10-9 to the
                  Corporation's report on Form 8-K filed on January 2, 2001).

         10-10    Indemnification Agreement dated as of December 15, 2000            --
                  between The Genesee Brewing Company and High Falls Brewing
                  Company, LLC (incorporated by reference to Exhibit 10-10 to the Corporation's report on Form 8-K filed January 2, 2001).

         10-11    Management Separation Agreement dated as of December 15, 2000      --
                  among Genesee Corporation, The Genesee Brewing Company, Inc.,
                  and Samuel T. Hubbard, Jr. (incorporated by reference to
                  Exhibit 10-11 to the Corporation's report on Form 8-K filed on
                  January 2, 2001). --

         10-12    Management Separation Agreement dated as of December 15, 2000      --
                  between Genesee Corporation and John B. Henderson
                  (incorporated by reference to Exhibit 10-12 to the
                  Corporation's report on Form 8-K filed on January 2, 2001).

         10-13    Management Separation Agreement dated as of December 15, 2000      --
                  between Genesee Corporation and -- Gary C. Geminn
                  (incorporated by reference to Exhibit 10-13 to the
                  Corporation's report on Form 8-K filed on January 2, 2001).

         10-14    Portfolio Purchase Agreement dated as of September 1, 2000         --
                  among Cheyenne Leasing Company, -- Genesee Ventures, Inc.,
                  Taylor-Bolane Associates, Inc., Genesee Corporation and ICON
                  Cheyenne, LLC (incorporated by reference Exhibit 10-14 to the
                  Corporation's report on Form 8-K filed on January 2, 2001).

         10-15    Employment and Stock Appreciation Agreements with M. W. Leunig      54
                  dated as of December 15, 2000.

         10-16    Employment and Stock Appreciation Agreements with S. M. Morse       71
                  dated as of December 15, 2000.

    Number                                Document                                 Page
    ------        ------------------------------------------------------------    -------
         10-17    Employment Agreement with K. D. Simonson dated January 25,         84
                  2000.

         10-18    Letter agreement with S. B. Ashley dated January 8, 2001.          95

         10-19    Indemnification Agreement with Steven M. Morse dated June 27,      96
                  2001. Substantially identical 96 agreements were executed with all other directors and officers of the Corporation.

         10-20    $368,968 Secured Promissory Note dated February 12, 2001          105
                  executed by Mark W. Leunig in favor of the Corporation.

         10-21    $183,304 Secured Promissory Note dated February 12, 2001          108
                  executed by Karl D. Simonson in favor of the Corporation.

         10-22    1992 Stock Plan as amended in 1999 (incorporated by reference      --
                  to Exhibit 10-1 to the Corporation's report on Form 10-Q for the fiscal quarter ended October 30, 1999).

         10-23    Stock Bonus Incentive Program under 1992 Stock Plan                --
                  (incorporated by reference to Exhibit 10-3 to the
                  Corporation's report on Form 10-K for the fiscal year ended
                  May 2, 1998).

         10-24    Agreement dated March 2, 2000 between the Corporation and Mr.      --
                  J.L. Wehle, Jr. (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 10-K for the fiscal year
                  ended April 29, 2000).

         10-25    Severance Agreement and General Release dated December 15,         --
                  1999 between the Corporation and C.S. Wehle (incorporated by reference to Exhibit 10-1 to the Corporation's report on Form
                  10-Q for fiscal quarter ended January 29, 2000).

         10-26    Employment Agreement dated December 15, 1999 between the           --
                  Corporation and Samuel T. Hubbard, Jr. (incorporated by
                  reference to Exhibit 10-2 to the Corporation's report on Form
                  10-Q for the fiscal quarter ended January 29, 2000).

         10-27    Agreement of Sublease by and between S.B. Ashley Management       111
                  Corporation and the Corporation dated May 18, 2001.

         10-28    Plan of Liquidation and Dissolution adopted by the                139
                  Corporation's shareholders on October 19, 2000.

         21       Subsidiaries of the Registrant                                    141
