Form 10-Q
period 2001-07-28
GENESEE CORP
filed 2001-09-17
CIK 40934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0 — 1653

GENESEE CORPORATION

(Exact name of registrant as specified in its charter)

STATE OF NEW YORK (State or other jurisdiction of incorporation or organization)	16-0445920 (I.R.S. Employer Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York (Address of principal executive offices)	14614 (Zip Code)

Registrant’s telephone number, including area code (716) 454-1250

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

GENESEE CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

July 28, 2001 and April 28, 2001

(Dollars in thousands, except per share data)

	UNAUDITED	AUDITED
	July 28, 2001	April 28, 2001

Assets

Current assets:
Cash and cash equivalents	$12,282	$12,237
Marketable securities available for sale	9,261	9,037
Trade accounts receivable, less allowance for doubtful receivables of $262 at July 28, 2001 and April 28, 2001	2,837	2,700
Notes receivable, current portion	1,060	771
Inventories, at lower of cost (first-in, first-out) or market	8,371	8,758
Deferred income tax assets, current portion	338	338
Other current assets	150	180
Net assets held for disposal — current	5,410	5,179

Total current assets	39,709	39,200
Net property, plant and equipment	12,066	12,237
Goodwill and other intangibles net of accumulated amortization of $26,217 at July 28, 2001 and $4,070 at April 28, 2001	3,253	25,426
Notes receivable, noncurrent portion	9,940	10,229
Other assets	1,090	1,138
Deferred income tax assets, noncurrent portion	1,773	1,772

Total assets	$67,831	$90,002

Liabilities and Shareholders’ Equity

Current liabilities:
Notes payable, current portion	$95	$1,474
Accounts payable	1,127	1,281
Income taxes payable	497	0
Accrued compensation	482	493
Accrued expenses and other	877	975

Total current liabilities	3,078	4,223
Notes payable, noncurrent portion	4,475	4,499
Deferred gain on sale of brewing business	11,926	11,926
Other liabilities	20	21

Total liabilities	19,499	20,669

Shareholders’ equity:

Common stock:
Class A common stock, voting, $.50 par value. Authorized 450,000 shares; 209,885 shares issued and outstanding	105	105
Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares; 1,506,876 shares issued	753	753
Additional paid-in capital	5,803	5,803
Retained earnings	43,402	64,485
Officer loans	(411)	(411)
Accumulated other comprehensive income	173	91
Less: Class B treasury stock, at cost; 42,675 shares in July 2001 and April 2001	(1,493)	(1,493)

Total shareholders’ equity	48,332	69,333

Total liabilities and shareholders’ equity	$67,831	$90,002

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Loss

Thirteen Weeks Ended July 28, 2001 and July 29, 2000

(Dollars in thousands, except per share data)

	UNAUDITED	UNAUDITED
	2001	2000

Revenues	$11,009	$11,074
Cost of goods sold	9,386	10,665

Gross profit	1,623	409
Selling, general and administrative expenses	1,451	1,404
Impairment charge — Foods Division	21,833	0

Operating loss	(21,661)	(995)
Investment and interest income	445	153
Other income	26	245
Interest expense	(84)	(108)

Loss from continuing operations before income taxes	(21,274)	(705)
Income tax expense (benefit)	317	(176)

Loss from continuing operations	(21,591)	(529)

Discontinued operations:
Earnings from operations of the discontinued segments (less applicable income tax expense of $98 and $276, respectively)	154	413
Adjustment to the loss on disposal of Genesee Ventures, Inc.
(less applicable income tax expense of $227 and $71, respectively)	354	107

Net loss	(21,083)	(9)

Other comprehensive income, net of income taxes:
Unrealized holding gains arising during the period	82	69

Comprehensive loss	$(21,001)	$60

Basic and diluted loss per share from continuing operations	$(12.90)	$(0.33)
Basic and diluted earnings per share from discontinued operations	$0.09	$0.25
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.	$0.21	$0.07

Basic and diluted loss per share	$(12.60)	$(0.01)

Weighted average common shares outstanding	1,674,086	1,620,643
Weighted average and common equivalent shares	1,674,086	1,620,643

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Thirteen Weeks Ended July 28, 2001 and July 29, 2000

(Dollars in thousands)

	UNAUDITED	UNAUDITED
	2001	2000

Cash flows from operating activities:

Net loss from continuing operations	$(21,591)	$(529)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	780	762

Net (gain) loss on sale of marketable securities	(8)	10

Deferred tax provision	(2)	0

Impairment charge — Foods Division	21,833	0

Other	(463)	540

Changes in non-cash assets and liabilities, net of amounts sold:

Trade accounts receivable	(137)	(496)

Inventories	387	(1,993)

Other assets	78	320

Accounts payable	(154)	945

Accrued expenses and other	(109)	(136)

Income taxes payable	497	105

Other liabilities	(1)	0

Net cash provided by (used in) continuing operating activities	1,110	(472)

Net cash provided by discontinued operations	90	150

Net cash provided by (used in) operating activities	1,200	(322)

Cash flows from investing activities:

Capital expenditures, net	(127)	(418)

Proceeds from sale of marketable securities	1,915	382

Purchases of marketable securities and other investments	(1,732)	(509)

Net cash provided by (used in) continuing investing activities	56	(545)

Net cash provided by discontinued operations	192	45

Net cash provided by (used in) investing activities	248	(500)

Cash flows from financing activities:

Principal payments on debt	(1,403)	(75)

Payment of dividends	0	(567)

Net cash used in financing activities	(1,403)	(642)

Net increase (decrease) in cash and cash equivalents	45	(1,464)

Cash and cash equivalents at beginning of the period	12,237	7,649

Cash and cash equivalents at end of the period	$12,282	$6,185

See accompanying notes to consolidated financial statements.

GENESEE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (A) Divestiture of the Corporation’s Operating Businesses

On October 19, 2000, the Corporation’s shareholders approved a plan to liquidate and dissolve the Corporation. The Corporation will be liquidated by selling or otherwise disposing of all the Corporation’s assets and winding up its affairs. The proceeds from this liquidation, net of amounts paid or reserved to discharge all of the Corporation’s obligations and liabilities, will be distributed to the Corporation’s shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

On December 15, 2000, the Corporation sold substantially all of the assets and certain liabilities of its brewing business for $25.8 million ($14.8 million in cash and $11.0 million in notes receivable) to High Falls Brewing Company, LLC (“High Falls”). Upon completion of a closing date balance sheet audit, the Corporation received an additional $1.4 million from High Falls bringing the total sales price for the brewery to $27.2 million. A pretax deferred gain on the brewing business sale in the amount of $11.9 million is reported in the accompanying consolidated balance sheet. The gain is deferred due to the Corporation’s receipt of a significant portion of the sale price in the form of notes receivable and certain performance based guarantees in place between the Corporation and a significant contract customer of High Falls.

On December 28, 2000, the Corporation sold a significant portion of its equipment lease portfolio for approximately $15.3 million, generating net proceeds to the Corporation of approximately $12.8 million. The Corporation recorded an estimated pretax loss of $3.1 million in the fourth quarter of fiscal 2000 related to this sale. The Corporation favorably adjusted this loss by $ 1.7 million, pretax, for fiscal 2001 and $ 581,000, pretax, in the first quarter of fiscal 2002, which reflects better than expected leasing operating results.

The Corporation is evaluating strategies to sell or otherwise divest the Corporation’s remaining assets. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the results of operations of the Corporation’s brewing, equipment leasing and real estate businesses have been segregated from the Corporation’s continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive loss and in the consolidated statements of cash flows. Continuing operations consist of the Foods Division and the corporate segment.

GENESEE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (A) Divestiture of the Corporation’s Operating Businesses (continued)

The results of operations for the discontinued brewing, equipment leasing and real estate investment businesses were as follows:

	Thirteen weeks ended
(Dollars in thousands)	July 28, 2001	July 29, 2000

Revenue	$635	$29,886
Less beer taxes	—	(5,991)
Net revenue	635	23,895
Cost of goods sold	—	(17,532)
Selling, general, and admin.	(48)	(5,507)
Other income	246	11
Earnings from operations of the discontinued segments, net of tax expense	154	413

Adjustment to the loss on disposal of Genesee Ventures, Inc., net of tax expense	$354	$107

The net assets of the brewing, equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net assets held for disposal in the accompanying consolidated balance sheet at July 28, 2001. The net assets of the brewing, equipment leasing and real estate investment businesses at July 28, 2001 were as follows:

(Dollars in thousands)

Accounts receivable, net	$201
Other current assets	239
Investment in direct financing and leveraged leases	1,070
Investment in and notes receivable from unconsolidated real estate partnerships	5,320
Other assets	655
Net deferred income tax asset	993
Accrued expenses and other	(2,693)
Accrued postretirement benefits	(375)

Net assets held for disposal — current	$5,410

GENESEE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B) Impairment Charge – Foods Division

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Corporation recorded a $21.8 million impairment charge related to the Foods Division in the first quarter of fiscal 2002. Management has evaluated projected future cash flows of its Foods Division and determined that an impairment has occurred. This impairment charge is included as a part of the fiscal 2002 first quarter operating loss on the accompanying consolidated statement of earnings and comprehensive loss with an equivalent reduction in goodwill on the accompanying July 28, 2001 consolidated balance sheet.

NOTE (C)

The Corporation’s consolidated financial statements presented herein are unaudited with the exception of the Consolidated Balance Sheet at April 28, 2001 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission (“SEC”) guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation’s annual report on Form 10-K for the year ended April 28, 2001. It is the Corporation’s policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

NOTE (D) Inventories of continuing operations are summarized as follows:

Dollars in thousands	July 28, 2001	April 28,2001

Finished goods	$3,767	$3,881
Raw materials, containers and packaging supplies	4,604	4,877

Total inventories	$8,371	$8,758

GENESEE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (E) Notes Receivable

Notes receivable consists of three separate notes from High Falls which are dated December 15, 2000 and were executed in connection with the sale of the Corporation’s brewing business to High Falls. The general terms of the notes follow.

Subordinated Promissory Note — $4,500,000 note receivable with an original maturity date of December 15, 2003 bearing interest at 12% per annum payable quarterly with principal payments of $500,000, $1,000,000 and $3,000,000 due on the first, second and third anniversary dates of the note, respectively. Under certain circumstances, the final $3,000,000 of principal may be paid $1,000,000, $1,000,000 and $1,000,000 on the third, fourth, and fifth anniversary dates, respectively. The entire principal balance was outstanding at July 28, 2001.

First Senior Bridge Note — $3,500,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company’s prime rate plus 1% per annum payable quarterly with principal payments of $125,000 commencing September 15, 2001 and quarterly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. The entire principal balance was outstanding at July 28, 2001.

Second Senior Bridge Note — $3,000,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company’s prime rate plus 1% per annum payable monthly through August 15, 2001 with principal and interest payments based on an amortization period of 240 months commencing September 15, 2001 and monthly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. The entire principal balance was outstanding at July 28, 2001.

GENESEE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (F) Segment Reporting

The Corporation has two reportable segments included in continuing operations: food processing and corporate. The food processing segment produces dry side dish, bouillon, artificial sweeteners, soup, drink mix and instant iced tea products under private label for many of the country’s largest supermarket chains (see Note B.) The corporate segment includes the Corporation’s investments in marketable securities, which generate investment income, as well as the costs associated with certain management and administrative services to support the Corporation.

The Corporation evaluates performance based on operating income or loss and earnings before income taxes.

Intersegment sales and transfers are not material and are eliminated in consolidation. No single customer accounted for more than 10% of revenues, and the Corporation’s international revenues are not significant.

Financial information for the Corporation’s reportable segments is as follows:

	Food		Operations
For the thirteen week period ended:	Processing	Corporate	Discontinued	Consolidated

July 28, 2001

Net revenues from external customers	$11,009	$—	$—	$11,009
Depreciation and amortization	780	—	—	780
Operating loss	(21,384)	(277)	—	(21,661)
Investment income	—	445	—	445
(Loss) earnings from continuing operations before income taxes	(21,446)	172	—	(21,274)
Identifiable assets	27,900	4,521	5,410	67,831
Capital expenditures	127	—	—	127

July 29, 2000

Net revenues from external customers	$11,074	$—	$—	$11,074
Depreciation and amortization	762	—	—	762
Operating loss	(895)	(100)	—	(995)
Investment income	—	153	—	153
(Loss) earnings from continuing operations before income taxes	(758)	53	—	(705)
Identifiable assets	56,057	13,830	26,213	96,100
Capital expenditures	418	—	—	418

GENESEE CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (G) Supplemental Cash Flow Information

Cash paid for taxes was $37,000 and $66,000 for the thirteen week period ended July 28, 2001 and July 29, 2000, respectively; cash paid for interest was $84,000 and $108,000 for the thirteen week period ended July 28, 2001 and July 29, 2000, respectively.

NOTE (H) Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Corporation adopted SFAS No. 133 in the first quarter of fiscal 2002 with no material effect on the financial position or operations of the Corporation.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets which is effective for the Corporation as of April 27, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption. The Corporation is currently assessing the impact of this new statement on its combined financial position and results of operations and has not yet determined the impact of adoption.

GENESEE CORPORATION

AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This financial review should be read in conjunction with the accompanying consolidated financial statements. The discussion of operating results and liquidity and capital resources for the thirteen week periods ended July 28, 2001 and July 29, 2000 excludes the discontinued brewing and equipment leasing and real estate investment businesses discussed in Note (A) to the accompanying consolidated financial statements.

SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS

Comparison of 13 weeks ended July 28, 2001 to 13 weeks ended July 29, 2000

      On a consolidated basis, the Corporation reported an operating loss from continuing operations of $21.7 million, which was unfavorable by $20.7 million as compared to the same period last year primarily due to the impairment charge described in Note B to the accompanying consolidated financial statements. Excluding the impairment charge, the Corporation had operating income from continuing operations of $172,000, which was favorable by $1.2 million as compared to the same period last year primarily due to the prior year $900,000 charge described below.

      On a consolidated basis, the Corporation reported a net loss from continuing operations of $21.6 million, or $12.90 basic and diluted loss per share, in the first quarter this year, compared to a net loss from continuing operations of $529,000, or $.33 basic and diluted loss per share, for the same period last year. Excluding the impairment charge mentioned above, the Corporation had net earnings from continuing operations of $242,000, or $.14 basic and diluted earnings per share, in the first quarter this year.

      The Corporation reported net earnings from discontinued operations of $508,000, or $.30 basic and diluted earnings per share for the first quarter of fiscal 2002, compared to net earnings from discontinued operations of $520,000, or $.32 basic and diluted earnings per share for the same period last year.

RESULTS OF CONTINUING OPERATIONS

Comparison of 13 weeks ended July 28, 2001 to 13 weeks ended July 29, 2000

     Foods Division

      Net revenues for the Corporation’s Foods Division decreased slightly to $11.0 million in the first quarter this year as compared to $11.1 million for the same period last year.

      Gross profit for the Foods Division increased to $1.6 million in the first quarter this year as compared to $409,000 for the same period last year. The increase in gross profit is primarily due to the absence in the fiscal 2002 first quarter of a $900,000 pre-tax charge for costs associated with a product quality problem discovered during the first quarter of fiscal 2001 as well as the reversal of $200,000 of this charge in the first quarter of fiscal 2002 as efforts to reduce the financial impact of this quality problem were successful.

      Selling, general and administrative expenses remained level at $1.2 million when comparing the first quarter of fiscal 2002 to the same period last year.

GENESEE CORPORATION

AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Foods Division had an operating loss of $21.4 million for the first quarter of fiscal 2002, which was unfavorable by $20.5 million as compared to the same period in fiscal 2001 due to the impairment charge described in Note B to the accompanying consolidated financial statements. Excluding the impairment charge, the Foods Division had operating income of $449,000 for the first quarter of fiscal 2002, compared to an operating loss of $895,000 in the prior year period. This improvement in operating results is primarily a result of the $900,000 prior year charge and the partial reversal of this charge described above, and cost cutting initiatives and improved manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES APRIL 28, 2001 TO JULY 28, 2001 (from continuing operations)

      Cash and cash equivalents and marketable securities in the aggregate increased $269,000 from April 28, 2001 to July 28, 2001. Cash and cash equivalents totaled $12.3 million at July 28, 2001 and $12.2 million at April 28, 2001 (see accompanying consolidated statement of cash flows for components of this net increase in cash and cash equivalents). Marketable securities totaled $9.3 million at July 28, 2001 and $9.0 million at April 28, 2001.

      Net trade accounts receivable increased by $137,000. This increase is primarily attributable to the timing of cash receipts.

      Inventories decreased by $387,000 as a result of the continued effort by the Foods Division to reduce inventory levels.

      Net property, plant and equipment decreased by $171,000. This decrease is primarily a result of Foods Division acquisitions of property, plant and equipment being offset by depreciation and amortization of such assets.

      Goodwill and other intangibles, net of accumulated amortization, decreased by $22.2 million primarily as a result of the impairment charge recorded during the first quarter and described in Note B to the attached consolidated financial statements.

      Accounts payable, accrued compensation and accrued expenses decreased in the aggregate by $263,000. This decrease is primarily attributable to the timing of payments.

      Notes payable decreased by $1.4 million primarily as a result of the prepayment of the Corporation’s term note payable during the first quarter of fiscal 2002.

      In connection with the decision to liquidate and dissolve the Corporation, the Corporation’s Board of Directors decided to suspend the payment of quarterly dividends and to instead make liquidating distributions as and when feasible under the Corporation’s plan of liquidation and dissolution. The first partial liquidating distribution was paid on March 1, 2001. The Corporation expects to make additional liquidating distributions as the Corporation: (a) receives payment from High Falls on the promissory notes that financed a portion of the purchase price in the sale of the brewing business; (b) receives proceeds from the sale of the Foods Division and other assets of the Corporation and; (c) discharges post closing obligations arising from such transactions and other contingent liabilities.

GENESEE CORPORATION

AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements about the projected cash flows and prospects for the Corporation’s Foods Division and the amount and timing of the payment of additional liquidating distributions. These forward-looking statements are subject to a number of significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, uncertainties regarding industry trends and conditions that may affect the performance and financial condition of the Corporation’s Foods Division, the risk of default by High Falls Brewing Company on its payment and other obligations under the promissory notes held by the Corporation; risks associated with continued ownership and operation of the Foods Division; the possibility of delay in finding buyers and completing the divestiture of the Foods Division and other assets of the Corporation; the amounts that the Corporation is able to realize from the divestiture of the Foods Division and other assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation’s operating businesses and other assets; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation’s liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned on the Corporation’s cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of liquidating distributions.

GENESEE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                (a)  Exhibits. None

                (b)  Reports on Form 8-K. None

GENESEE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE CORPORATION

Date: 9/17/01	/s/ Mark W. Leunig ----------------------------------------------------- Mark W. Leunig Sr. Vice President and Chief Administrative Officer

Date: 9/17/01	/s/ Steven M. Morse ----------------------------------------------------- Steven M. Morse Vice President and Treasurer