Form 10-Q
period 2001-10-27
GENESEE CORP
filed 2001-12-11
CIK 40934

                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                  FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2001
                               -----------------
                                     OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

                       Commission File Number 0 - 1653
                                              --------

                             GENESEE CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

 STATE OF NEW YORK                                          16-0445920
--------------------                                        ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 600 Powers Bldg., 16 W. Main Street, Rochester, New York       14614
----------------------------------------------------------      -----
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (585)  454-1250
                                                     ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                         Number of Shares
         Class                                           Outstanding
         -----                                           -----------

         Class A Common Stock (voting), par
         value $.50 per share                               209,885

         Class B Common Stock (non-voting), par
         value $.50 per share                               1,464,201

                             GENESEE CORPORATION
                              AND SUBSIDIARIES


         Statement Of Net Assets In Liquidation (Liquidation Basis)
                              October 27, 2001
                (Dollars in thousands, except per share data)

                                                                                                                  UNAUDITED
                                                                                                              OCTOBER 27, 2001
                                                                                                              ----------------
ASSETS
------

          Cash and cash equivalents                                                                            $       29,581
          Marketable securities available for sale                                                                      9,553
          Notes receivable                                                                                             13,114
          Property, plant and equipment                                                                                    41
          Investment in and notes receivable from unconsolidated real estate partnerships                               6,148
          Investment in direct financing and leveraged leases                                                             636
          Estimated income tax receivable                                                                               4,015
          Other assets                                                                                                  1,152
                                                                                                               --------------
                      Total assets                                                                             $       64,240
                                                                                                               ==============

LIABILITIES AND NET ASSETS
--------------------------

          Accrued compensation                                                                                          1,362
          Accrued expenses and other liabilities                                                                        1,401
          Liquidating distribution payable                                                                             21,763
          Accrued self-insured workers compensation                                                                     1,783
                                                                                                               --------------
                      Total liabilities                                                                                26,309
                                                                                                               --------------

    Net assets in liquidation                                                                                  $       37,931
                                                                                                               ==============


    Number of common shares outstanding                                                                             1,674,086

    Net assets in liquidation per outstanding share                                                            $        22.66
                                                                                                               ==============



          See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES


              Statement Of Changes In Net Assets In Liquidation
                  For The Four Weeks Ended October 27, 2001
                (Dollars in thousands, except per share data)



Net assets in liquidation at September 29, 2001                                  $       59,086

Liquidating distribution payable to shareholders                                        (21,763)

Changes in estimated liquidation values of assets and liabilities                           608
                                                                                 --------------

Net assets in liquidation at October 27, 2001                                    $       37,931
                                                                                 ==============


See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

              Consolidated Balance Sheet (Going-Concern Basis)
                               April 28, 2001
               (Dollars in thousands, except per share data)

                                                                                                            AUDITED
                                                                                                         APRIL 28, 2001
                                                                                                        ----------------
ASSETS
------
        Current assets:
               Cash and cash equivalents                                                                $       12,237
               Marketable securities available for sale                                                          9,037
               Trade accounts receivable, less allowance for
                      doubtful receivables of $262                                                               2,700
               Notes receivable, current portion                                                                   771
               Inventories, at lower of cost (first-in, first-out) or market                                     8,758
               Deferred income tax assets, current portion                                                         338
               Other current assets                                                                                180
               Net assets held for disposal - current                                                            5,179
                                                                                                        --------------
                      Total current assets                                                                      39,200

        Net property, plant and equipment                                                                       12,237
        Goodwill and other intangibles net of accumulated amortization of $4,070                                25,426
        Notes receivable, noncurrent portion                                                                    10,229
        Other assets                                                                                             1,138
        Deferred income tax assets, noncurrent portion                                                           1,772
                                                                                                        --------------
                      Total assets                                                                      $       90,002
                                                                                                        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

        Current liabilities:
               Notes payable, current portion                                                           $        1,474
               Accounts payable                                                                                  1,281
               Accrued compensation                                                                                493
               Accrued expenses and other                                                                          975
                                                                                                        --------------
                      Total current liabilities                                                                  4,223

        Notes payable, noncurrent portion                                                                        4,499
        Deferred gain on sale of brewing business                                                               11,926
        Other liabilities                                                                                           21
                                                                                                        --------------
                      Total liabilities                                                                         20,669
                                                                                                        --------------

        Shareholders' equity:
            Common stock:
               Class A common stock, voting, $.50 par value. Authorized 450,000 shares;                            105
                   209,885 shares issued and outstanding
               Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares;                      753
                   1,506,876 shares issued
            Additional paid-in capital                                                                           5,803
            Retained earnings                                                                                   64,485
            Officer loans                                                                                         (411)
            Accumulated other comprehensive income                                                                  91
            Less: Class B treasury stock, at cost;  42,675 shares                                               (1,493)
                                                                                                        --------------
                       Total shareholders' equity                                                               69,333
                                                                                                        --------------

                      Total liabilities and shareholders' equity                                        $       90,002
                                                                                                        ==============

        See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

         Consolidated Statements of Earnings and Comprehensive Loss
 Nine Weeks Ended September 29, 2001 and Thirteen Weeks Ended October 28, 2000
                (Dollars in thousands, except per share data)




                                                                                                     UNAUDITED         UNAUDITED
                                                                                                         2001             2000
                                                                                                    -------------    -------------

Revenues                                                                                            $           0    $           0

           Cost of goods sold                                                                                   0                0
                                                                                                    -------------    -------------

Gross profit                                                                                                    0                0

           Selling, general and administrative expenses                                                       227              150
                                                                                                    -------------    -------------

Operating loss                                                                                               (227)            (150)

          Investment and interest income                                                                      290              146
                                                                                                    -------------    -------------

                 Earnings (loss)  from continuing operations before income taxes                               63               (4)

Income tax expense (benefit)                                                                                   25               (1)
                                                                                                    -------------    -------------

                 Earnings (loss) from continuing operations                                                    38               (3)

Discontinued operations:
      Earnings (loss) from operations of the discontinued segments
       (less applicable income tax expense (benefit) of  $ 369 and $ (331), respectively)                     387           (1,145)

      Loss on sale of the Foods Division (less applicable income tax benefit of $0)                        (1,166)               0

      Adjustment to the loss on disposal of Genesee Ventures, Inc.
       (less applicable income tax (benefit) expense of $ (82) and $ 89, respectively)                       (122)             139
                                                                                                    -------------    -------------

                    Net loss before extraordinary item                                                       (863)          (1,009)

Extraordinary item - Loss from the exstinguishment of debt, net of income tax benefit of $ 257               (385)               0
                                                                                                    -------------    -------------

                    Net loss                                                                               (1,248)          (1,009)

Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                                                     75               51
                                                                                                    -------------    -------------

        Comprehensive loss                                                                          $      (1,173)   $        (958)
                                                                                                    =============    =============


Basic and diluted earnings (loss) per share from continuing operations                              $        0.02    $       (0.00)
Basic and diluted earnings (loss) per share from discontinued operations                            $        0.23    $       (0.71)
Basic and diluted loss per share from the sale of the Foods Division                                $       (0.70)   $        --
Basic and diluted (loss) gain per share from disposal of Genesee Ventures, Inc.                     $       (0.07)   $        0.09
Basic and diluted loss per share from the extraordinary item                                        $       (0.23)   $        --
                                                                                                    -------------    -------------
            Basic and diluted loss per share                                                        $       (0.75)   $       (0.62)
                                                                                                    =============    =============

Weighted average common shares outstanding                                                              1,674,086        1,621,164

Weighted average and common equivalent shares                                                           1,674,086        1,621,164


See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Comprehensive Loss
                   Twenty-two Weeks Ended September 29, 2001
                  and Twenty-Six Weeks Ended October 28, 2000
                 (Dollars in thousands, except per share data)




                                                                                                      UNAUDITED        UNAUDITED
                                                                                                        2001             2000
                                                                                                    -------------    -------------

Revenues                                                                                            $           0    $           0

           Cost of goods sold                                                                                   0                0
                                                                                                    -------------    -------------

Gross profit                                                                                                    0                0

           Selling, general and administrative expenses                                                       503              250
                                                                                                    -------------    -------------

Operating loss                                                                                               (503)            (250)

          Investment and interest income                                                                      735              298
          Other income                                                                                          5                0
                                                                                                    -------------    -------------

                 Earnings  from continuing operations before income taxes                                     237               48

Income tax expense                                                                                             95               19
                                                                                                    -------------    -------------

                 Earnings from continuing operations                                                          142               29

Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax expense (benefit) of  $ 714 and $ (259), respectively)                 (21,154)          (1,285)

      Loss on sale of the Foods Division (less applicable income tax benefit of $0)                        (1,166)               0

     Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable income tax expense of $ 145 and $ 168, respectively)                                   232              264
                                                                                                    -------------    -------------

                    Net loss before extraordinary item                                                    (21,946)            (992)

Extraordinary item - Loss from the exstinguishment of debt, net of income tax benefit of $ 257               (385)               0
                                                                                                    -------------    -------------

                    Net loss                                                                              (22,331)            (992)

Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                                                    157              120
                                                                                                    -------------    -------------

        Comprehensive loss                                                                          $     (22,174)   $        (872)
                                                                                                    =============    =============


Basic and diluted earnings per share from continuing operations                                     $        0.08    $        0.02
Basic and diluted loss per share from discontinued operations                                       $      (12.64)   $       (0.79)
Basic and diluted loss per share from the sale of the Foods Division                                $       (0.70)   $        --
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.                            $        0.14    $        0.16
Basic and diluted loss per share from the extraordinary item                                        $       (0.23)   $        --
                                                                                                    -------------    -------------
            Basic and diluted loss per share                                                        $      (13.35)   $       (0.61)
                                                                                                    =============    =============

Weighted average common shares outstanding                                                              1,674,086        1,620,904

Weighted average and common equivalent shares                                                           1,674,086        1,620,904

See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
       TWENTY-TWO WEEKS ENDED SEPTEMBER 29, 2001 AND TWENTY-SIX WEEKS
                ENDED OCTOBER 28, 2000 (Dollars in thousands)

                                                                                                 UNAUDITED              UNAUDITED
                                                                                                   2001                    2000
                                                                                                   ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings from continuing operations                                                         $ 142                    $ 29
    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
             Net (gain) loss on sale of marketable securities                                          (8)                     10
             Deferred tax provision                                                                    (2)                      0
             Extraordinary loss from early exstinguishment of debt                                   (642)                      0
             Other                                                                                   (293)                     35
    Changes in non-cash assets and liabilities, net of amounts sold:
             Income taxes payable                                                                     545                     134
             Other liabilities                                                                          0                    (625)
                                                                                        ------------------     -------------------

                       Net cash used in continuing operating activities                              (258)                   (417)
             Net cash provided by (used in) discontinued operations                                 2,078                  (2,708)
                       -----------------------------------------------------------------------------------     -------------------
                       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          1,820                  (3,125)
                       -----------------------------------------------------------------------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                                     2,018                     408
    Purchases of marketable securities and other investments                                       (2,160)                   (654)
                                                                                        ------------------     -------------------

                       Net cash used in continuing investing activities                              (142)                   (246)
                                                                                        ------------------     -------------------

                 Proceeds from sale of Foods Division                                              22,079                       0
                 Other cash provided by discontinued operations                                       535                     342
                                                                                        ------------------     -------------------

             Net cash provided by discontinued operations                                          22,614                     342
                       -----------------------------------------------------------------------------------     -------------------
                       NET CASH PROVIDED BY INVESTING ACTIVITIES                                   22,472                      96
                       -----------------------------------------------------------------------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                                                                0                    (567)
                                                                                        ------------------     -------------------

                       Net cash used in continuing financing activities                                 0                    (567)
             Net cash used in discontinued operations                                              (5,973)                   (150)
                       -----------------------------------------------------------------------------------     -------------------
                       NET CASH USED IN  FINANCING ACTIVITIES                                      (5,973)                   (717)
                       -----------------------------------------------------------------------------------     -------------------

Net increase (decrease) in cash and cash equivalents                                               18,319                  (3,746)

Cash and cash equivalents at beginning of the period                                               12,237                   7,649

             ---------------------------------------------------------------------------------------------     -------------------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $ 30,556                 $ 3,903
             =============================================================================================     ===================

See accompanying notes to consolidated financial statements.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

         NOTE (A)  Divestiture of the Corporation's Operating Businesses
                   -----------------------------------------------------

         On October 19, 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to liquidate and dissolve the Corporation. The Corporation will be liquidated by selling or otherwise disposing of all the Corporation's assets and winding up its affairs. The proceeds from this liquidation, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, will be distributed to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

         The Corporation sold its brewing business in December 2000 for $27.2 million. A pretax deferred gain of $11.9 million on the sale of the brewing business had been reported in previous consolidated balance sheets. The gain was deferred due to the Corporation's receipt of a significant portion of the sale price in the form of notes receivable and certain performance based guarantees in place between the Corporation and a significant contract customer. However, with the adoption of the liquidation basis of accounting that is described in Note B, this deferred gain is eliminated.

         The Corporation sold a significant portion of its equipment lease portfolio in December 2000 for $15.3 million, generating net proceeds to the Corporation of $12.8 million. The Corporation recorded an estimated pretax loss of $3.1 million in the fourth quarter of fiscal 2000 related to this sale. The Corporation favorably adjusted this loss by $ 1.7 million, pretax, for fiscal 2001 and $ 377,000, pretax, in the first five months of fiscal 2002, which reflects better than expected operating results on the portion of the lease portfolio which the Corporation retained.

         On October 10, 2001, the Corporation sold all of the outstanding common stock of Ontario Foods, Incorporated ("OFI"), a wholly owned subsidiary of the Corporation which comprised its Foods Division, to Associated Brands, Inc. ("ABI") for $27 million. The sale was completed in accordance with the terms of a Purchase Agreement (the "Agreement") which is filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001. The sale resulted in a book loss of $1.2 million. Net of closing date adjustments, the Corporation received $22.1 million in cash at closing. In addition, a $2.25 million mortgage note (the "Mortgage Note") and $178,000 in cash were received by the Corporation and placed in escrow for eighteen months after the closing under the terms of an Escrow Agreement. The Mortgage Note is secured by a first mortgage on OFI's real property located in Medina, New York and by a $500,000 letter of credit. The purchase price is subject to post-closing adjustment in accordance with the provisions of the Agreement.

         The Corporation is evaluating strategies to sell or otherwise divest the Corporation's remaining assets. In accordance with generally accepted accounting principles, the results of operations of the Corporation's brewing, foods, equipment leasing and real estate businesses have been segregated from the Corporation's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of earnings and comprehensive loss and in the consolidated statements of cash flows through September 29, 2001, the date at which the Corporation adopted the liquidation basis of accounting (see Note B). Continuing operations through September 29, 2001 consist of the corporate segment.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

         NOTE (A)  Divestiture of the Corporation's Operating Businesses
                   -----------------------------------------------------
                   (continued)
                   -----------

         The results of operations for the discontinued brewing, foods, equipment leasing and real estate investment businesses were as follows:


                                                                            Twenty-two weeks      Twenty-six weeks
                               Nine weeks ended     Thirteen weeks ended    ended                 ended
(Dollars in thousands)         September 29, 2001   October 28, 2000        September 29, 2001    October 28, 2000
                             --------------------------------------------------------------------------------------

Revenue                            $      7,891       $     38,606          $     19,535          $     79,567
Less beer taxes                            --               (4,751)                  --                (10,742)

Net revenue                               7,891             33,855                19,535                68,825
Cost of goods sold                       (6,550)           (27,207)              (15,936)              (55,404)
Selling, general, and admin                (857)            (7,880)              (23,913)              (14,663)
Other income                                 68                (16)                  251                   130

Earnings from operations of the
discontinued segments, net of
tax expense (benefit)                       387             (1,145)              (21,154)               (1,285)
                             --------------------------------------------------------------------------------------

Loss on sale of the Foods
Division                                 (1,166)              --                  (1,166)                 --
                             --------------------------------------------------------------------------------------

Adjustment to the loss on
disposal of Genesee Ventures,
Inc., net of tax expense
(benefit)                          $       (122)      $        139          $        232          $        264
                             --------------------------------------------------------------------------------------


                             GENESEE CORPORATION
                              AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Change to Liquidation Basis of Accounting
         -----------------------------------------

         With the sale of the Foods Division, which is described in Note A, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

         The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the dissolution and liquidation of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

         Adjustments from Going-Concern to Liquidation Basis of Accounting (Dollars in Thousands):

         ---------------------------------------------------------------------------------- ----------------------
         Shareholders' Equity at September 29, 2001 (Going-Concern Basis)                        $   47,159
         ---------------------------------------------------------------------------------- ----------------------

         ---------------------------------------------------------------------------------- ----------------------
         To adjust assets to net realizable values                                                    2,001
         ---------------------------------------------------------------------------------- ----------------------

         ---------------------------------------------------------------------------------- ----------------------
         To adjust liabilities to anticipated settlement amounts                                      9,926
         ---------------------------------------------------------------------------------- ----------------------

         ---------------------------------------------------------------------------------- ----------------------
         Net Assets in Liquidation at September 29, 2001 (Liquidation Basis)                     $   59,086
         ---------------------------------------------------------------------------------- ----------------------


         Assumptions

         Management currently estimates that the estimated aggregate fair value of the Corporation's investment in and notes receivable from unconsolidated real estate partnerships and one 10% equity investment exceeds cost by approximately $500,000 and that the estimated fair value of property, plant and equipment exceeds cost by approximately $30,000. Management also currently estimates that the fair value of income taxes receivable is approximately $1.1 million greater than the net amount of tax accounts previously included on the Corporation's September 29, 2001 balance sheet under going concern accounting. These amounts are included in the $2 million adjustment shown above, the difference being the $411,000 of officer loans reclassified from shareholders' equity to assets for purposes of liquidation basis accounting and reporting.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Change to Liquidation Basis of Accounting (continued)
         -----------------------------------------------------

         Management currently estimates that the Corporation will spend approximately $2 million in operating costs through final dissolution. This amount has been accrued at September 29, 2001 in accordance with liquidation accounting and is reflected in the $9.9 million adjustment shown above which is net of the $11.9 million deferred gain on the sale of the brewing business that no longer exists under liquidation accounting.


NOTE (C) The Corporation's consolidated financial statements presented herein are unaudited with the exception of the Consolidated Balance Sheet at April 28, 2001. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the periods presented.

         As a result of adopting the liquidation basis of accounting on September 29, 2001, the accompanying current consolidated statements of earnings and comprehensive loss are for the nine week and twenty-two week periods ended September 29, 2001. The Corporation's results of operations from September 30, 2001 to the end of the quarter, October 27, 2001, are reported in the accompanying statement of changes in net assets in liquidation. The comparative consolidated statements of earnings and comprehensive loss are for the thirteen week and twenty-six week periods ended October 28, 2000.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding.

         The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission ("SEC") guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the year ended April 28, 2001. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.


NOTE (D) Notes Receivable
         ----------------

         Notes receivable consists of three separate notes dated December 15, 2000 which were executed by the purchaser in connection with the sale of the Corporation's brewing business and one note dated October 5, 2001 which was executed by the purchaser in connection with the sale of the Corporation's Foods Division. Both transactions are described in Note A. All of the notes are presented at their outstanding principal balances which management has deemed approximates fair value at October 27, 2001. The general terms of the notes follow.

         Subordinated Promissory Note dated December 15, 2000 - $4,500,000 note receivable with an original maturity date of December 15, 2003 bearing interest at 12% per annum payable quarterly with principal payments of $500,000, $1,000,000 and $3,000,000 due on the first, second and third anniversary dates of the note, respectively. Under certain circumstances, the final $3,000,000 of principal may be paid $1,000,000, $1,000,000 and $1,000,000 on the third, fourth, and fifth anniversary dates, respectively. The entire principal balance was outstanding at October 27, 2001.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------


NOTE (D) Notes Receivable (continued)
         ----------------------------

         First Senior Bridge Note dated December 15, 2000 - $3,500,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable quarterly with principal payments of $125,000 commencing September 15, 2001 and quarterly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. A principal balance of $3,375,000 was outstanding at October 27, 2001.

         Second Senior Bridge Note dated December 15, 2000 - $3,000,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable monthly through August 15, 2001 with principal and interest payments based on an amortization period of 240 months commencing September 15, 2001 and monthly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. A principal balance of $2,989,000 was outstanding at October 27, 2001.

         Restated Mortgage Note dated October 5, 2001 - $2,250,000 note receivable with a maturity date of March 31, 2003 bearing interest at 12% per annum payable monthly through March 31, 2002 after which the note bears interest at 15% per annum payable monthly through maturity. Upon reaching maturity, the outstanding principal and unpaid interest is due and payable. After the maturity date, any unpaid principal bears interest at the default rate which is 18% per annum. The note allows for prepayment without premium. The entire $2,250,000 loan was outstanding at October 27, 2001.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements. The discussion of operating results and liquidity and capital resources for the nine week period ended September 29, 2001 and the thirteen week period ended October 28, 2000 excludes the discontinued brewing, foods, equipment leasing and real estate investment businesses discussed in Note (A) to the accompanying consolidated financial statements.


SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS


Comparison of 9 weeks ended September 29, 2001 to 13 weeks ended October 28,
----------------------------------------------------------------------------
2000
----

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $227,000, which was unfavorable by $77,000 as compared to the thirteen week period last year.

         On a consolidated basis, the Corporation reported net earnings from continuing operations of $38,000, or $.02 basic and diluted earnings per share, in the first nine weeks of the second quarter this year, compared to a net loss from continuing operations of $3,000, or $.00 basic and diluted loss per share, for the thirteen week period last year.

         The Corporation reported a net loss from discontinued operations of $901,000, or $.54 basic and diluted loss per share, in the first nine weeks of the second quarter of fiscal 2002, compared to a net loss from discontinued operations of $1.0 million, or $.62 basic and diluted loss per share, for the thirteen week period last year. This overall favorable variance was the net effect of the Corporation's brewing business still operating in the prior year and generating losses which was offset by the loss on the sale of the Foods Division.

         In connection with the sale of the Foods Division (see Note A), the Corporation paid off a mortgage note payable of the Foods Division. As a result of that prepayment, the Corporation paid a pre-tax prepayment charge in the amount of $642,000. In accordance with GAAP, this amount is reported, net of tax, as an extraordinary item in the accompanying statements of earnings and comprehensive loss.

Comparison of 22 weeks ended September 29, 2001 to 26 weeks ended October
-------------------------------------------------------------------------
28, 2000
--------

         On a consolidated basis, the Corporation reported an operating loss from continuing operations of $503,000, which was unfavorable by $253,000 as compared to the twenty-six week period last year.

         On a consolidated basis, the Corporation reported net earnings from continuing operations of $142,000, or $.08 basic and diluted earnings per share, in the first twenty-two weeks of fiscal 2002, compared to net earnings from continuing operations of $29,000, or $.02 basic and diluted earnings per share, for the twenty-six week period last year.

         The Corporation reported a net loss from discontinued operations of $22.1 million, or $13.20 basic and diluted loss per share, for the twenty-two weeks in the first half of fiscal 2002, compared to a net loss from discontinued operations of $1.0 million, or $.63 basic and diluted loss per share, for the twenty-six week period last year. This unfavorable variance is primarily related to the $21.8 million Foods Division impairment charge that was reported in the first quarter this year and the loss on the sale of the Foods Division that was reported this quarter, the sum of which is partially offset because the Corporation's brewing business was still operating in the prior year and was generating losses.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         In connection with the sale of the Foods Division (see Note A), the Corporation paid off a mortgage note payable of the Foods Division. As a result of that prepayment, the Corporation paid a pre-tax prepayment charge in the amount of $642,000. In accordance with GAAP, this amount is reported, net of tax, as an extraordinary item in the accompanying statements of earnings and comprehensive loss.

SALE OF THE FOODS DIVISION

          As described in Note A, the Corporation sold its Foods Division in the second quarter of fiscal 2002. In connection with that sale transaction the Corporation incurred a $642,000 pre-tax prepayment charge when the Corporation paid off the mortgage note payable by the Foods Division. The Corporation also reported a preliminary $1.2 million loss on the sale of the Foods Division. The loss on the sale is comprised primarily of certain professional and employee-related costs. In accordance with the Agreement, an audit of the Foods Division as of the effective date will be performed and could result in adjustment to the purchase price, total transaction proceeds and the loss on the sale recorded by the Corporation.

LIQUIDITY AND CAPITAL RESOURCES APRIL 28, 2001 TO OCTOBER 27, 2001
------------------------------------------------------------------

         On November 1, 2001 the Corporation paid a partial liquidating distribution of $13 per share to shareholders of record as of October 25, 2001. The distribution totaled $21,763,000 and represented the second distribution paid to shareholders under the Corporation's plan of liquidation and dissolution. The Corporation expects to make additional liquidating distributions as the Corporation: (a) receives payment from High Falls and OFI on the promissory notes that financed a portion of the purchase price in the sale of those businesses; (b) receives proceeds from the sale of the remaining assets of the Corporation and; (c) discharges post-closing obligations arising from such transactions and other contingent liabilities.

         The Corporation's cash and cash equivalents are invested in money market funds. These funds are currently yielding about 2.3% per annum. Investment in money market funds is expected to give the Corporation the security and flexibility required as it proceeds in the liquidation and dissolution process as well as earn a reasonable return on those funds.

         The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $9,553,000 at October 27, 2001. The investments in this portfolio include approximately $4.0 million in US treasury notes and government agency bonds with the balance invested in corporate bonds with a Moody's dollar weighted average rating of Aa2. The entire portfolio currently has a weighted average duration of approximately 2.1 years. The current yield to maturity is approximately 4.0%.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES

Forward-Looking Statements
--------------------------

              This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution. Cautionary statements regarding estimates of net assets in liquidation are set forth in Note B to the financial statements which accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk of default by the purchasers of the Corporation's brewing and foods businesses on their payment and other obligations under the promissory notes held by the Corporation; the possibility of delay in finding buyers and completing the divestiture of the remaining assets of the Corporation; the amounts that the Corporation is able to realize from the divestiture of the remaining assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, and the actual timing of liquidating distributions.


PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

                The Corporation's annual meeting of Class A shareholders was held on October 25, 2001. At the annual meeting, shareholders elected William A. Buckingham and Carl E. Sassano by a vote of 150,761 shares for and 4,631 withheld to serve as directors until the annual meeting of shareholders in 2004. The terms of office of Stephen B. Ashley, Thomas E. Clement, and Charles S. Wehle continued after the annual meeting of shareholders.

Item 6.    Exhibits and Reports on Form 8-K

               (a)   EXHIBITS. None

               (b) REPORTS ON FORM 8-K. The Corporation filed the following reports on Form 8-K during the quarter ended October 27, 2001:


                      Date of Report                   Items Reported
                      --------------                   --------------

                      October 10, 2001       News release announcing the sale
                                             of Ontario Foods, Incorporated
                                             and $13 per share liquidating
                                             distribution.

                      October 24, 2001       Sale of Ontario Foods, Incorporated
                                             and related transaction documents.

                             GENESEE CORPORATION
                              AND SUBSIDIARIES





                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GENESEE CORPORATION



Date:   12/11/01             /s/ Mark W. Leunig
       -------------        ---------------------------------------------------
                            Mark W. Leunig
                            Sr. Vice President and Chief Administrative Officer



Date:   12/11/01             /s/ Steven M. Morse
       -------------        ---------------------------------------------------
                            Steven M. Morse
                            Vice President and Treasurer