Form 10-Q
period 2002-01-26
GENESEE CORP
filed 2002-03-11
CIK 40934

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                  ---------------     --------------

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

STATE OF NEW YORK                                            16-0445920
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York              14614
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (585) 454-1250

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                         Number of Shares
         Class                                           Outstanding
         -----                                           -----------
         Class A Common Stock (voting),
         par value $.50 per share                               209,885

         Class B Common Stock (non-voting),
         par value $.50 per share                             1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statement Of Net Assets In Liquidation (Liquidation Basis)
                                January 26, 2002
                  (Dollars in thousands, except per share data)


                                                                      UNAUDITED
ASSETS

          Cash and cash equivalents                                   $    9,174
          Marketable securities available for sale                         9,538
          Notes receivable                                                12,478
          Investment in and notes receivable from
            unconsolidated real estate partnerships                        6,061
          Investment in direct financing and leveraged leases                512
          Estimated income tax receivable                                  3,924
          Other assets                                                       597
                                                                      ----------
                       Total assets                                   $   42,284
                                                                      ==========

LIABILITIES AND NET ASSETS

          Accrued compensation                                        $    1,593
          Accrued expenses and other liabilities                           1,439
          Accrued self-insured workers compensation                        1,710
                                                                      ----------
                       Total liabilities                                   4,742
                                                                      ----------

    Net assets in liquidation                                         $   37,542
                                                                      ==========

    Number of common shares outstanding                                1,674,086

    Net assets in liquidation per outstanding share                   $    22.43
                                                                      ==========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
           For the Seventeen and Thirteen Weeks Ended January 26, 2002
                             (Dollars in thousands)


                                                                       UNAUDITED
Net assets in liquidation at September 29, 2001                        $ 59,086

Liquidating distribution payable to shareholders                        (21,763)

Changes in estimated liquidation values of assets and liabilities           608
                                                                       --------

Net assets in liquidation at October 27, 2001                            37,931

Changes in estimated liquidation values of assets and liabilities          (389)
                                                                       --------

Net assets in liquidation at January 26, 2002                          $ 37,542
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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


                Consolidated Balance Sheet (Going-Concern Basis)
                                 April 28, 2001
                 (Dollars in thousands, except per share data)


                                                                        AUDITED
                                                                    APRIL 28, 2001
                                                                    --------------
Assets
        Current assets:
               Cash and cash equivalents                               $ 12,237
               Marketable securities available for sale                   9,037
               Trade accounts receivable, less allowance for
                     doubtful receivables of $262                         2,700
               Notes receivable, current portion                            771
               Inventories, at lower of cost (first-in,
                 first-out) or market                                     8,758
               Deferred income tax assets, current portion                  338
               Other current assets                                         180
               Net assets held for disposal - current                     5,179
                                                                       --------
                     Total current assets                                39,200

        Net property, plant and equipment                                12,237
        Goodwill and other intangibles net of accumulated
          amortization of $4,070                                         25,426
        Notes receivable, noncurrent portion                             10,229
        Other assets                                                      1,138
        Deferred income tax assets, noncurrent portion                    1,772
                                                                       --------
                     Total assets                                      $ 90,002
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
               Notes payable, current portion                          $  1,474
               Accounts payable                                           1,281
               Accrued compensation                                         493
               Accrued expenses and other                                   975
                                                                       --------
                     Total current liabilities                            4,223

        Notes payable, noncurrent portion                                 4,499
        Deferred gain on sale of brewing business                        11,926
        Other liabilities                                                    21
                                                                       --------
                     Total liabilities                                   20,669
                                                                       --------

        Shareholders' equity:
            Common stock:
               Class A common stock, voting, $.50 par value
                   Authorized 450,000 shares; 209,885 shares
                   issued and outstanding                                   105

               Class B common stock, non-voting, $.50 par value
                   Authorized 3,850,000 shares; 1,506,876
                   shares issued                                            753

            Additional paid-in capital                                    5,803
            Retained earnings                                            64,485
            Officer loans                                                  (411)
            Accumulated other comprehensive income                           91
            Less: Class B treasury stock, at cost;  42,675 shares        (1,493)
                                                                       --------
                      Total shareholders' equity                         69,333
                                                                       --------

                     Total liabilities and shareholders' equity        $ 90,002
                                                                       ========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

          Consolidated Statements of Earnings and Comprehensive Income
                             (Going-Concern Basis)
                      Thirteen Weeks Ended January 27, 2001
                  (Dollars in thousands, except per share data)


                                                                     UNAUDITED
Revenues                                                            $        --

    Cost of goods sold                                                        0
                                                                    -----------

Gross profit                                                                  0

    Selling, general and administrative expenses                            591
                                                                    -----------

Operating loss                                                             (591)

    Investment income                                                       136
                                                                    -----------

        Loss from continuing operations before income taxes                (455)

Income tax benefit                                                         (182)
                                                                    -----------

        Loss from continuing operations                                    (273)

Discontinued operations:
  Loss from operations of the discontinued segments
  (less applicable income tax benefit of $ 266)                            (334)

  Adjustment to the loss on disposal of Genesee Ventures, Inc.
  (less applicable income tax expense of $ 431 in fiscal 2001)              636
                                                                    -----------

                    Net Earnings                                             29

Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                  200
                                                                    -----------

    Comprehensive income                                            $       229
                                                                    ===========


Basic loss per share from continuing operations                     $     (0.17)
Basic loss per share from discontinued operations                   $     (0.21)
Basic gain per share from disposal of Genesee Ventures, Inc.        $      0.39
                                                                    -----------
       Basic earnings per share                                     $      0.01
                                                                    ===========

Diluted loss per share from continuing operations                   $     (0.17)
Diluted loss per share from discontinued operations                 $     (0.20)
Diluted gain per share from disposal of Genesee Ventures, Inc.      $      0.38
                                                                    -----------
       Diluted earnings per share                                   $      0.01
                                                                    ===========


Weighted average common shares outstanding                            1,622,393
Weighted average and common equivalent shares                         1,661,044


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Comprehensive Loss
                             (Going-Concern Basis)
                    Twenty-two Weeks Ended September 29, 2001
                  and Thirty-Nine Weeks Ended January 27, 2001
                  (Dollars in thousands, except per share data)


                                                                              UNAUDITED        UNAUDITED
                                                                                2002             2001
                                                                             -----------      -----------
Revenues                                                                     $         0      $         0

    Cost of goods sold                                                                 0                0
                                                                             -----------      -----------

Gross profit                                                                           0                0

    Selling, general and administrative expenses                                     503              840
                                                                             -----------      -----------

Operating loss                                                                      (503)            (840)

    Investment and interest income                                                   735              435
    Other income                                                                       5                0
                                                                             -----------      -----------

       Earnings / (loss) from continuing operations before income taxes              237             (405)

Income tax expense / (benefit)                                                        95             (162)
                                                                             -----------      -----------

       Earnings / (loss) from continuing operations                                  142             (243)

Discontinued operations:
  Loss from operations of the discontinued segments
   (less applicable income tax expense (benefit) of  $ 714 and
   $ (526), respectively)                                                        (21,154)          (1,619)

  Loss on sale of the Foods Division                                              (1,166)               0

  Adjustment to the loss on disposal of Genesee Ventures, Inc.
   (less applicable income tax expense of $ 145 and $ 600, respectively)             232              900
                                                                             -----------      -----------

          Net loss before extraordinary item                                     (21,946)            (962)

Extraordinary item - Loss from the exstinguishment of debt,
  net of income tax benefit of $ 257                                                (385)               0
                                                                             -----------      -----------

          Net loss                                                               (22,331)            (962)

Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                           157              320
                                                                             -----------      -----------

    Comprehensive loss                                                       $   (22,174)     $      (642)
                                                                             ===========      ===========


Basic and diluted earnings / (loss) per share from continuing operations     $      0.08      $     (0.15)
Basic and diluted loss per share from discontinued operations                $    (12.64)     $     (1.00)
Basic and diluted loss per share from the sale of the Foods Division         $     (0.70)     $        --
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.     $      0.14      $      0.56
Basic and diluted loss per share from the extraordinary item                 $     (0.23)     $        --
                                                                             -----------      -----------
       Basic and diluted loss per share                                      $    (13.35)     $     (0.59)
                                                                             ===========      ===========

Weighted average common shares outstanding                                     1,674,086        1,621,400
Weighted average and common equivalent shares                                  1,674,086        1,621,400


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Cash Flows (Going-Concern Basis)
                    TWENTY-TWO WEEKS ENDED SEPTEMBER 29, 2001
                  AND THIRTY-NINE WEEKS ENDED JANUARY 27, 2001
                             (Dollars in thousands)


                                                                                   UNAUDITED     UNAUDITED
                                                                                     2002          2001
                                                                                     ----          ----
Cash flows from operating activities:
    Net earnings (loss) from continuing operations                                 $    142      $   (243)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used
      in) operating activities:
             Net (gain) loss on sale of marketable securities                            (8)           10
             Unrealized gain on marketable securities                                     0          (512)
             Deferred tax provision                                                      (2)            0
             Extraordinary loss from early exstinguishment of debt                     (642)            0
             Other                                                                     (293)         (369)
    Changes in non-cash assets and liabilities, net of amounts sold:
             Other assets                                                                 0           425
             Income taxes payable                                                       545           383
             Other liabilities                                                            0          (744)
                                                                                   --------      --------

                        Net cash used in continuing operating activities               (258)       (1,050)
             Net cash provided by (used in) discontinued operations                   2,078        (8,575)
                                                                                   --------      --------
                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,820        (9,625)
                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                       2,018           425
    Purchases of marketable securities and other investments                         (2,160)         (751)
                                                                                   --------      --------

                        Net cash used in continuing investing activities               (142)         (326)
                                                                                   --------      --------

                 Proceeds from sale of brewing business                                   0        14,776
                 Proceeds from sale of equipment leases                                   0        12,103
                 Proceeds from sale of Foods Division                                22,079             0
                Other cash provided by discontinued operations                          535         5,098
                                                                                   --------      --------
             Net cash provided by discontinued operations                            22,614        31,977
                                                                                   --------      --------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                    22,472        31,651
                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                                                  0          (567)
                                                                                   --------      --------

                        Net cash used in continuing financing activities                  0          (567)
             Net cash used in discontinued operations                                (5,973)         (224)
                                                                                   --------      --------
                        NET CASH USED IN  FINANCING ACTIVITIES                       (5,973)         (791)
                                                                                   --------      --------

Net increase in cash and cash equivalents                                            18,319        21,235

Cash and cash equivalents at beginning of the period                                 12,237         7,649

                                                                                   --------      --------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $ 30,556      $ 28,884
                                                                                   ========      ========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (A) Divestiture of the Corporation's Operating Businesses and Other Assets

         In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to liquidate and dissolve the Corporation. The Corporation is being liquidated by selling or otherwise disposing of all the Corporation's assets and winding up its affairs. The proceeds from this liquidation, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, is being distributed to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

         The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable more fully described in Note D.

         The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds and continues to hold some of the leases which it retained.

         On October 10, 2001, the Corporation sold all of the outstanding common stock of its Foods Division to Associated Brands, Inc. ("ABI") for $27 million. The sale was completed in accordance with the terms of a Purchase Agreement (the "Agreement") which is filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on October 24, 2001. Net of closing date adjustments, the Corporation received $22.1 million in cash at closing. In addition, a $2.25 million mortgage note more fully described in Note D (the "Mortgage Note") and $178,000 in cash were received by the Corporation and placed in escrow for eighteen months. The Mortgage Note is secured by a first mortgage on the Foods Division's facility located in Medina, New York and by a $500,000 letter of credit. The purchase price is subject to post-closing adjustment in accordance with the provisions of the Agreement.

         The Corporation is evaluating strategies to sell or otherwise divest the Corporation's remaining assets, all of which have been adjusted to their estimated net realizable values as stated in Note B. Cash and cash equivalents are comprised of operating cash accounts and money market accounts. Marketable securities available for sale represents the Corporation's professionally managed bond portfolio. Notes receivable is comprised of the notes related to the sale of the brewery and the Foods Division (see Note D.) Investment in and notes receivable from unconsolidated real estate partnerships includes the Corporation's 50% investment in two entities that each own an apartment complex in New York State and a 10% investment in entities that own an office building in downtown Rochester, New York as well as a note receivable from one of those entities. Investment in direct financing and leveraged leases represents the Corporation's investment in equipment leases retained after the sale of a majority of the equipment lease portfolio. Estimated income tax receivable represents the amount expected to be received from government entities for previous overpayment of taxes. Other assets includes amounts due from certain loans to corporate officers, a minority interest in a privately-held company that distributes non-durable equipment and supplies to the food service industry and interest receivable on the notes described above.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting

         With the sale of the Foods Division, which is described in Note A, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

         The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

         Assumptions

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of January 26, 2002.

         Cash and cash equivalents - Presented at face value.

         Marketable securities available for sale - Presented at quoted market prices.

         Notes receivable - Stated at face value and approximate fair value (see Note D).

         Investment in and notes receivable from unconsolidated real estate partnerships - Valued based on independent appraisals and management estimates.

         Investment in direct financing and leveraged leases - Presented at the present value of future lease payments of leases under renewal.

         Estimated income tax receivable - Based on management's estimate and tax advisors' calculation

         Other assets - Valued based on management estimates.

         Accrued compensation, accrued expenses, and other liabilities - Includes management's estimate of remaining corporate operating costs.

         Accrued self-insured workers compensation - Based on an independent actuarial valuation which is updated periodically.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (C) The Corporation's Statement of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation for the thirteen weeks ended January 26, 2002 presented herein are unaudited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding at January 26, 2002.

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

         For the prior year thirteen and thirty-nine week periods ended January 27, 2001, all of the Corporation's subsidiary businesses are reported as discontinued operations with only the corporate segment reported as continuing operations.

NOTE (D) Notes Receivable

         Notes receivable consists of three separate notes dated December 15, 2000 which were executed by the purchaser in connection with the sale of the Corporation's brewing business and one note dated October 5, 2001 which was executed by the purchaser in connection with the sale of the Corporation's Foods Division. Both transactions are identified in Note A. All of the notes are presented at their outstanding principal balances, which management has deemed approximates fair value at January 26, 2002. The general terms of the notes follow.

         Subordinated Promissory Note dated December 15, 2000 - $4,500,000 note receivable with an original maturity date of December 15, 2003 bearing interest at 12% per annum payable quarterly with principal payments of $500,000, $1,000,000 and $3,000,000 due on the first, second and third anniversary dates of the note, respectively. Under certain circumstances, the final $3,000,000 of principal may be paid $1,000,000, $1,000,000 and $1,000,000 on the third, fourth, and fifth anniversary dates, respectively. A principal balance of $4,000,000 was outstanding at January 26, 2002.

         First Senior Bridge Note dated December 15, 2000 - $3,500,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable quarterly with principal payments of $125,000 commencing September 15, 2001 and quarterly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. A principal balance of $3,250,000 was outstanding at January 26, 2002.

         Second Senior Bridge Note dated December 15, 2000 - $3,000,000 note receivable with a maturity date of June 1, 2004 bearing interest at Manufacturers & Traders Trust Company's prime rate plus 1% per annum payable monthly through August 15, 2001 with principal and interest payments based on an amortization period of 240 months commencing September 15, 2001 and monthly thereafter through the maturity date at which time the entire outstanding principal and accrued interest is due. The note provides for a mandatory prepayment to the extent High Falls receives proceeds from HUD financing or JDA financing. A principal balance of $2,978,000 was outstanding at January 26, 2002.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (D) Notes Receivable (continued)

         Restated Mortgage Note dated October 5, 2001 - $2,250,000 note receivable with a maturity date of March 31, 2003 bearing interest at 12% per annum payable monthly through March 31, 2002 after which the note bears interest at 15% per annum payable monthly through maturity. Upon reaching maturity, the outstanding principal and unpaid interest is due and payable. After the maturity date, any unpaid principal bears interest at the default rate which is 18% per annum. The note allows for prepayment without premium. The entire $2,250,000 loan was outstanding at January 26, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES OCTOBER 28, 2001 TO JANUARY 26, 2002

         On November 1, 2001 the Corporation paid a partial liquidating distribution of $13 per share to shareholders of record as of October 25, 2001. The distribution totaled $21,763,000 and represented the second distribution paid to shareholders under the Corporation's plan of liquidation and dissolution. The Corporation paid its first partial liquidating distribution on March 1, 2001 in the amount of $7.50 per share. The Corporation expects to make additional liquidating distributions as the Corporation: (a) receives payment on the promissory notes described in Note D; (b) receives proceeds from the sale of the remaining assets of the Corporation and; (c) discharges post-closing obligations arising from the sale of its assets and other contingent liabilities. The length of time which will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation.

         The Corporation's cash and cash equivalents are invested in money market funds. These funds are currently yielding approximately 2.0% per annum. Investment in money market funds is intended to give the Corporation the security and flexibility required as it proceeds in the liquidation and dissolution process, as well as earn a reasonable return on those funds.

         The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $9,538,000 at January 26, 2002. The investments in this portfolio include approximately $3.6 million in US treasury notes and government agency bonds with the balance invested in corporate bonds with a Moody's dollar weighted average rating of Aa2. The entire portfolio currently has a weighted average duration of approximately
         2.1 years. The current yield to maturity is approximately 4.0%.

         During the thirteen weeks ended January 26, 2002, the Corporation received $636,000 in principal payments from High Falls under the promissory notes described in Note D.

         During the thirteen weeks ended January 26, 2002, the Corporation received $337,000 in distributions and principal payments related to its investment in and a note receivable from unconsolidated real estate entities. The Corporation also increased the value of this line item by $250,000 during the third quarter of fiscal 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         During the quarter ended January 26, 2002, other assets decreased by $555,000 related to a $300,000 fiscal 2002 third quarter write-down of the Corporation's minority interest in the food service equipment and supplies business described in Note A to the financial statements, and to the collection of amounts due from certain loans to officers of the Corporation. The remaining balance of these officer receivables is $167,000 at January 26, 2002.

         During the quarter ended January 26, 2002, accrued compensation, accrued expenses, and other liabilities increased by $269,000 due primarily to a $900,000 increase in management's estimate of the Corporation's operating costs through final dissolution and normal and expected settlement of those liabilities.


         SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS

         As discussed in Note B, the Corporation adopted the liquidation basis of accounting on September 29, 2001. As a result of this adoption, the Corporation will no longer report the results of continuing and discontinued operations. Under the liquidation basis of accounting, the Corporation presents a Statement of Changes in Net Assets in Liquidation instead of the Statement of Earnings and Comprehensive Loss that was presented under the going concern basis of accounting used by the Corporation prior to September 29, 2001.


         Comparison of 22 weeks ended September 29, 2001 to 39 weeks ended January 27, 2001

         On a consolidated basis, the Corporation reported net earnings from continuing operations of $142,000, or $.08 basic and diluted earnings per share, for the twenty-two weeks ended September 29, 2001, compared to a net loss from continuing operations of $243,000, or $.15 basic and diluted loss per share, for the thirty-nine week period ended January 27, 2001. As a result of the Corporation selling its Foods Division in October 2001, the operations of the Foods Division have been classified as discontinued operations for both periods presented leaving only corporate expenses and investment related income in continuing operations. The increase in net earnings from continuing operations is primarily attributable to interest income received from High Falls on the notes described in Note D to the financial statements as well as lower corporate expenses as the current period covers only twenty-two weeks whereas the comparative period covers thirty-nine weeks.

         The Corporation reported a net loss from discontinued operations of $22.1 million, or $13.20 basic and diluted loss per share, for the twenty-two weeks ended September 29, 2001, compared to a net loss from discontinued operations of $719,000, or $.44 basic and diluted loss per share for the thirty-nine week period ended January 27, 2001. This unfavorable variance is primarily related to the $21.8 million Foods Division impairment charge that was reported in the first quarter of fiscal 2002 and the loss on the sale of the Foods Division reported in the second quarter of fiscal 2002. In connection with the sale of the Foods Division, the Corporation also recorded an extraordinary loss of $385,000, net of taxes, associated with the early extinguishment of certain debt.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the financial statements which accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk of default by the purchasers of the Corporation's brewing and foods businesses on their payment and other obligations under the promissory notes described in Note D to the financial statements which accompany this report; the possible extension of payment terms under the promissory notes described in Note D to the financial statements related to the sale of the Corporation's brewing business; the possibility of delay in finding buyers and completing the divestiture of the remaining assets of the Corporation; the amounts that the Corporation is able to realize from the divestiture of the remaining assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, and the actual timing of the winding up and dissolution of the Corporation.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits. None

                  (b) Reports on Form 8-K. The Corporation did not file any reports on Form 8-K during the quarter ended January 26, 2002

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENESEE CORPORATION



Date:   3/11/02                       /s/ Mark W. Leunig
     ------------------               ------------------------------------------
                                      Mark W. Leunig
                                      Sr. Vice President and Chief
                                      Administrative Officer



Date:   3/11/02                       /s/ Steven M. Morse
     ------------------               ------------------------------------------
                                      Steven M. Morse
                                      Vice President and Chief Financial Officer