Form 10-K
period 2002-04-27
GENESEE CORP
filed 2002-07-24
CIK 40934

                                                               Index to Exhibits
                                                                 at Page 52


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended:                    April 27, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission File Number: 0-1653

                               GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

            NEW YORK                                         16-0445920
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York     14614
(Address of principal executive offices)                   (zip code)

Registrant's Telephone Number, including area code:          (585) 454-1250

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  Class B Common
                                                             Stock, par value
                                                             $.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  x       No
                     ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
          ----

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on July 12, 2002 was $1,351,977.

The number of shares outstanding of each of the registrant's classes of common stock as of July 12, 2002 was:

                                                         Number of Shares
                      Class                                 Outstanding
                      -----                              ----------------
         Class A Common Stock (voting)                         209,885
              par value $.50 per share
         Class B Common Stock (non-voting)
              par value $.50 per share                       1,464,201

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

         On October 19, 2000, the Corporation's shareholders approved a plan to liquidate and dissolve the Corporation. Pursuant to this plan, the Corporation has now liquidated all of its operating businesses and one of its real estate investments.

         On December 15, 2000, the Corporation sold substantially all of the assets and certain liabilities of its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million, of which $16.2 million was paid in cash and $11.0 million by the notes receivable from High Falls identified in Exhibits 10-3, 10-4 and 10-6 to this report. High Falls has made all scheduled payments of principal and interest on these notes through July 15, 2002. On April 22, 2002 the Corporation obtained a release from its performance guaranty of the production agreement between Boston Beer Corporation and High Falls which is identified in Exhibit 10-9 to this report. A copy of the release is filed with this report as Exhibit 10-25.

         On December 28, 2000, the Corporation's equipment leasing subsidiary, Cheyenne Leasing Company ("Cheyenne") sold a significant portion of its lease portfolio for $15.3 million, generating net cash proceeds to the Corporation of $12.8 million. Cheyenne retained a small portion of its lease portfolio which it will continue to manage for the duration of the respective lease terms. As of July 12, 2002, there were 25 leases remaining in Cheyenne's portfolio.

         On October 10, 2001, the Corporation sold all of the outstanding stock of its Ontario Foods, Inc. subsidiary, which constituted its Foods Division, to Associated Brands, Inc. ("ABI") for $27 million. Net of purchase price adjustments, the Corporation received $22.1 million in cash. The Corporation also took back a $2.25 million note and mortgage which are identified, respectively, in Exhibits 10-23 and 10-24 to this report. The note and mortgage, together with $178,000 in cash paid by ABI, were placed in escrow for a period of eighteen months to cover any contingent liabilities or post-closing obligations of the Corporation. On April 5, 2002 ABI paid in full the $2.25 million note and mortgage so the $2.43 million escrow is now funded entirely by cash, which is invested in commercial bank money market funds.

         On May 31, 2002, the Corporation sold its ten-percent interest in an office building in Rochester, New York and a related note receivable from the building owner for $2.4 million in cash. In connection with this transaction, the purchasers have agreed to indemnify the Corporation for any liability arising from the Corporation's guaranty of half of a $5.5 million senior subordinated loan on the building. The Transfer Agreement pursuant to which the Corporation sold its interests in Clinton Square and the Indemnification Agreement relating to the senior subordinated loan are filed with this report as Exhibits 10-26 and 10-27, respectively.

         Under the plan of liquidation and dissolution, the Corporation has paid to Class A and Class B shareholders liquidating distributions totaling $42.7 million, or $25.50 per share, in three partial liquidating distributions: $7.50 per share was paid on March 1, 2001; $13.00 per share was paid on November 1, 2001; and $5.00 per share was paid on May 17, 2002.

         The Corporation owns two real estate holdings through wholly-owned subsidiaries of its Genesee Ventures, Inc. subsidiary. One is a fifty-percent interest in a 408-unit residential property located in a suburb of Syracuse, New York. The other is a fifty-percent interest in a 150-unit residential property located in a suburb of Rochester, New York. The Corporation is exploring opportunities to divest these holdings pursuant to the plan of liquidation and dissolution.

         With the sale of the Foods Division, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

         Employees. As of April 27, 2002, the Corporation employed 4 people.


Item 2.  Properties

         The Corporation's Genesee Ventures subsidiary has investments in real estate which are described in Item 1 of this report. Each real estate investment is owned by a separate subsidiary of Genesee Ventures, Inc. in partnership with an unrelated real estate investment and management company.


Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fiscal quarter ended April 27, 2002.

                                     PART II



Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of July 12, 2002, the number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 91 and 828, respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the dividends and liquidating distributions paid per share on Class A and B stock for each quarter for the past two years are shown below:


      UNAUDITED                FISCAL YEAR ENDED APRIL 27, 2002              FISCAL YEAR ENDED APRIL 28, 2001
                                 Market Price           Dividend/               Market Price           Dividend/
                              High           Low      Distribution           High           Low      Distribution
                              ----           ---      ------------           ----           ---      ------------

   First Quarter           $  26.80          23.00         .00            $  21.00          17.75         .35
   Second Quarter             29.75          19.85         .00               40.88          19.94         .00
   Third Quarter              29.75          15.98       13.00               37.25          32.13         .00
   Fourth Quarter             20.20          18.65         .00               35.75          22.65        7.50


After paying a regular quarterly dividend of $.35 per share on June 1, 2000, the Board of Directors suspended the payment of quarterly dividends, choosing instead to make liquidating distributions as and when feasible under the plan of liquidation and dissolution approved by shareholders. Partial liquidating distributions of $7.50, $13.00, and $5.00 per share were paid to Class A and Class B shareholders on March 1, 2001, November 1, 2001, and May 17, 2002, respectively.

Item 6.  Selected Financial Data

         The selected historical financial data included in the table below as of April 27, 2002, for the twenty two weeks ended September 29, 2001 and for the four fiscal years ended April 28, 2001 is derived from the consolidated financial statements of the Corporation and should be read in conjunction herewith. As described in Note 1 to the accompanying consolidated financial statements, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Therefore, information in the April 27, 2002 and September 29, 2001 columns below follow this basis of accounting. The information for the prior four years presented below follows the going-concern basis of accounting.

                                                                                             YEARS ENDED
                                                   April 27,     Sept. 29,     ----------------------------------------------
                                                     2002         2001        4/28/01       4/29/00       5/1/99      5/2/98
                                                     ----         ----        -------       -------       ------      ------

Net Revenues From Continuing Operations              N/A              $0            $0          $0           $0           $0
Net (Loss)/Earnings From Continuing Operations
                                                     N/A             142        (1,120)       (897)         265        1,318
Net (Loss)/Earnings From Discontinued
Operations                                           N/A         (22,473)       (1,294)     (2,503)       2,198           17
Total Assets                                        $41,860        N/A          81,665      95,771      143,953      135,589
Total Long Term Debt                                 N/A           N/A           5,973       6,273        4,761          N/A
Net Assets in Liquidation                            29,622       59,086          N/A         N/A          N/A           N/A
Basic (Loss)/Earnings Per Share From
Continuing Operations                                N/A             .08          (.69)       (.55)         .16          .82
Basic (Loss)/Earnings Per Share From
Discontinued Operations                              N/A          (13.20)         (.79)      (1.55)        1.36          .01
Basic Loss Per Share From
Extraordinary Item                                   N/A            (.23)         N/A         N/A          N/A           N/A
Diluted (Loss)/Earnings Per Share From
Continuing Operations                                N/A             .08          (.69)       (.55)         .16          .81
Diluted (Loss)/Earnings Per Share From
Discontinued Operations                              N/A          (13.20)         (.79)      (1.55)        1.36          .01
Diluted Loss Per Share From
Extraordinary Item                                   N/A            (.23)         N/A         N/A          N/A           N/A
Cash Dividends Per Share                            13.00           0.00          7.85        1.40         1.80         1.80

(Dollars in thousands, except per share data)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES  - APRIL 27, 2002

         On May 17, 2002 the Corporation paid a partial liquidating distribution of $8,370,000, or $5 per share. This distribution represented the third distribution paid to shareholders under the Corporation's plan of liquidation and dissolution. On November 1, 2001 the Corporation paid a partial liquidating distribution of $21,763,000, or $13.00 per share. On March 1, 2001, the Corporation paid a partial liquidating distribution of $12,557,000 or $7.50 per share. The Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payment on the promissory notes described in Item 1 of this report and in Note 7 to the consolidated financial statements which accompany this report; (b) receives proceeds from the sale of the remaining assets of the Corporation and; (c) discharges contingent liabilities and post-closing obligations arising from the sale of its assets and other contingent liabilities. The length of time which will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation.

         The Corporation's cash and cash equivalents are invested in commercial bank money market funds. These funds are currently yielding approximately 1.8% per annum. Investment in money market funds is intended to earn a reasonable return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process.

         The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $6,667,000 at April 27, 2002. The investments in this portfolio include approximately $1.2 million in U.S. treasury notes and government agency bonds with the balance invested in corporate bonds with a Moody's dollar weighted average rating of Aa3. The entire portfolio currently has a weighted average duration of approximately 1.9 years. The current yield to maturity is approximately 3.9%.

         During fiscal 2002, the Corporation received $919,000 in principal payments from High Falls under the promissory notes described in Item 1 of this report and in Note 7 to the accompanying consolidated financial statements.

         During fiscal 2002, the Corporation received $337,000 in distributions and principal payments related to its investment in and a note receivable from unconsolidated real estate entities. The Corporation also increased the value of this line item by $250,000 and $290,000 during the third quarter and fourth quarter of fiscal 2002, respectively. The fourth quarter adjustment is the result of the sale, subsequent to year end, of the Corporation's ten percent interest in and note receivable from Clinton Square, which is described in Item 1 of this report.

         During fiscal 2002, the Corporation recorded a $655,000 write-down of its minority interest in the food service equipment and supplies business described in Note 11 to the accompanying financial statements. This write-down reduced other assets accordingly. Other assets were further reduced during fiscal 2002 as a result of the Corporation having collected $244,000 from certain officers on outstanding loans. The remaining balance of these officer loans receivable is $167,000 at April 27, 2002.

         During the quarter ended January 26, 2002, the Corporation recorded a $900,000 increase in management's estimate of the Corporation's operating costs through final dissolution. No fourth quarter adjustment was required for this estimate.

         During the fourth quarter of fiscal 2002, the Corporation paid Boston Beer Corporation $300,000 for a release from the Corporation's performance guaranty of the production agreement between Boston Beer Corporation and High Falls Brewing Company, LLC. The release also relieved the Corporation from its obligation under the guaranty to maintain liquid net worth of at least $7 million to secure its obligations under the guaranty.


SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS

         As discussed in Note 1 to the accompanying financial statements, the Corporation adopted the liquidation basis of accounting on September 29, 2001. As a result, the Corporation no longer reports the results of continuing and discontinued operations. Under the liquidation basis of accounting, the Corporation presents a Statement of Changes in Net Assets in Liquidation instead of the Statement of Earnings and Comprehensive Loss that was presented under the going concern basis of accounting used by the Corporation prior to September 29, 2001.

         As a result of the sale of the Corporation's Foods Division in October 2001 (which is described in Item 1 and in Note 11 to the consolidated financial statements which accompany this report), the operations of the Foods Division have been classified as discontinued operations for all periods presented leaving only corporate expenses and investment related income in continuing operations.

Comparison of 22 weeks ended September 29, 2001 to 52 weeks ended April 28, 2001

         On a consolidated basis, the Corporation reported net earnings from continuing operations of $142,000, or $.08 basic and diluted earnings per share, for the twenty-two weeks ended September 29, 2001, compared to a net loss from continuing operations of $1.1 million, or $.69 basic and diluted loss per share, for fiscal 2001. The increase in net earnings from continuing operations for the twenty-two weeks ended September 29, 2001 is primarily attributable to $1.4 million in compensation expense related to the exercise of stock options during fiscal 2001. Also, corporate expenses for the current period were less since it covers only twenty-two weeks whereas the comparative period covers a full year.

         The Corporation reported a net loss from discontinued operations of $22.1 million, or $13.20 basic and diluted loss per share, for the twenty-two weeks ended September 29, 2001, compared to a net loss from discontinued operations of $1.3 million, or $.79 basic and diluted loss per share, for fiscal 2001. This unfavorable variance is primarily related to the $21.8 million Foods Division impairment charge that was reported in the first quarter of fiscal 2002 and the loss on the sale of the Foods Division reported in the second quarter of fiscal 2002. In connection with the sale of the Foods Division, the Corporation also recorded an extraordinary loss of $385,000, net of taxes. This charge is a pre-payment penalty associated with the early extinguishment of a Foods Division mortgage note payable.

Comparison of fiscal 2001 and fiscal 2000

         On a consolidated basis, the Corporation reported a net loss from continuing operations of $1.1 million, or $.69 basic and diluted loss per share, for fiscal 2001, compared to a net loss from continuing operations of $897,000, or $.55 basic and diluted loss per share, for fiscal 2000. The increase in net loss from continuing operations for fiscal 2001 was primarily attributable to $1.4 million in compensation expense related to the exercise of stock options during fiscal 2001 offset by an increase in investment and interest income and a decrease in selling, general and administrative expenses. The increase in investment and interest income was primarily attributable to interest received on notes receivable described in Item 1 and in Note 7 to the consolidated financial statements which accompany this report. The decrease in selling, general and administrative expenses is a result of the Corporation reducing costs as it follows its plan of liquidation and dissolution.

         The Corporation reported a net loss from discontinued operations of $1.3 million, or $.79 basic and diluted loss per share, for fiscal 2001, compared to a net loss from discontinued operations of $2.5 million, or $1.55 basic and diluted loss per share, for fiscal 2000. This favorable variance is primarily related to the recording of a $1.8 million loss on disposal of Genesee Ventures, Inc. in the fourth quarter of fiscal 2000.


FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note 1 to the consolidated financial statements which accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk of default by the purchaser of the Corporation's brewing business on its payment and other obligations under the promissory notes described in Note 7 to the consolidated financial statements which accompany this report; the possible extension of payment terms under the promissory notes described in Note 7 to the consolidated financial statements related to the sale of the Corporation's brewing business; the possibility of delay in finding buyers and completing the divestiture of the remaining assets of the Corporation; the amounts that the Corporation is able to realize from the divestiture of the remaining assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, discharge of contingent liabilities, and the actual timing of the winding up and dissolution of the Corporation.

Item 8.   Financial Statements and Supplementary Data

(a) Selected Quarterly Financial Data (Unaudited)

                                                                9 WEEKS       22 WEEKS
                                                 FIRST           ENDED          ENDED
22 WEEKS ENDED 9/29/01                          QUARTER          9/29/01       9/29/01
-----------------------------------------------------------------------------------------
Net Revenues From Continuing Operations             $ 0            $ 0           $ 0

Gross Profit From Continuing Operations               0              0             0

Net Earnings From Continuing Operations             104             38           142

Net Loss From Discontinued Operations           (21,187)        (1,286)      (22,473)

Basic Earnings Per Share From Continuing
Operations                                          .06            .02           .08

Basic Loss Per Share From Discontinued
Operations                                      (12.66)           (.54)       (13.20)

Basic Loss Per Share From
Extraordinary Item                                    0           (.23)         (.23)

Diluted Earnings Per Share From Continuing
Operations                                          .06            .02           .08

Diluted Loss Per Share From Discontinued
Operations                                      (12.66)           (.54)       (13.20)

Diluted Loss Per Share From
Extraordinary Item                                    0           (.23)         (.23)

                                                  FIRST         SECOND         THIRD         FOURTH        TOTAL
FISCAL YEAR ENDED 4/28/01                        QUARTER       QUARTER        QUARTER       QUARTER         YEAR
---------------------------------------------------------------------------------------------------------------------
Net Revenues From Continuing
Operations                                         $ 0            $ 0           $ 0            $ 0           $ 0

Gross Profit From Continuing
Operations                                           0              0             0              0             0

Net Earnings/(Loss) From Continuing
Operations                                          32             (3)         (272)          (877)       (1,120)

Net (Loss)/Earnings From Discontinued
Operations                                         (15)        (1,006)          302           (575)       (1,294)

Basic Earnings/(Loss) Per Share From
Continuing Operations                              .02            .00          (.17)          (.54)         (.69)

Basic (Loss)/Earnings Per Share From
Discontinued Operations                           (.01)          (.62)          .18           (.34)         (.79)

Diluted Earnings/(Loss) Per Share From
Continuing Operations                              .02            .00          (.17)          (.54)         (.69)

Diluted (Loss)/Earnings Per Share
From Discontinued Operations                      (.01)          (.62)          .18           (.34)         (.79)
(Dollars in thousands, except per share data)

(b)      Index to Financial Statements

                                                                                                    Page
                                                                                                    ----
      Report of Independent Accountants - PricewaterhouseCoopers LLP                                 11

      Statement of Net Assets in Liquidation (Liquidation Basis) at April 27, 2002                   12

      Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
         For the thirty weeks ended April 27, 2002                                                   13

      Consolidated Balance Sheet at April 28, 2001 (Going-Concern Basis)                             14

      Consolidated Statements of Loss and Comprehensive Loss
         For the twenty two weeks ended September 29, 2001 and the two years ended
         April 28, 2001 and April 29, 2000                                                           15

      Consolidated Statements of Shareholders' Equity
         For the twenty two weeks ended September 29, 2001 and the two years ended
         April 28, 2001 and April 29, 2000                                                           16

      Consolidated Statements of Cash Flows                                                          17
         For the twenty two weeks ended September 29, 2001 and the two years ended April 28, 2001 and April 29, 2000

      Notes to Consolidated Financial Statements                                                     18

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Genesee Corporation


We have audited the statement of net assets in liquidation of Genesee Corporation as of April 27, 2002, and the related statement of changes in net assets in liquidation for the period from September 30, 2001 to April 27, 2002. In addition, we have audited the consolidated balance sheet as of April 28, 2001, the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the two years then ended, and the consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the period from April 29, 2001 to September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1, the Company is currently being liquidated. As a result, the Company has changed its basis of accounting for periods subsequent to September 29, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Genesee Corporation as of April 27, 2002, the changes in its net assets in liquidation for the period from September 30, 2001 to April 27, 2002 its financial position as of April 28, 2001, the results of its operations and its cash flows for the two years then ended and for the period from April 29, 2001 to September 29, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

As described in Note 1, these financial statements as of April 27, 2002 and for the period then ended have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets and the estimate of liquidating costs to be incurred. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results and those differences may be material.



/s/ PricewaterhouseCoopers LLP

July 1, 2002
Rochester, New York

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statement Of Net Assets In Liquidation (Liquidation Basis)
                                 April 27, 2002
                  (Dollars in thousands, except per share data)


ASSETS
          Cash and cash equivalents                                                          $   16,747
          Marketable securities available for sale                                                6,667
          Notes receivable                                                                       10,081
          Investment in and notes receivable from unconsolidated real estate partnerships         6,351
          Investment in direct financing and leveraged leases                                       209
          Estimated income tax receivable                                                           994
          Other assets                                                                              811
                                                                                             ----------
                       Total assets                                                          $   41,860
                                                                                             ==========

LIABILITIES AND NET ASSETS

          Accrued compensation                                                               $    1,245
          Accrued expenses and other liabilities                                                  1,021
          Liquidating distribution payable                                                        8,370
          Accrued self-insured workers compensation                                               1,602
                                                                                             ----------
                       Total liabilities                                                         12,238
                                                                                             ----------

    Net assets in liquidation                                                                $   29,622
                                                                                             ==========


    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)              1,674,086

    Net assets in liquidation per outstanding share                                          $    17.69
                                                                                             ==========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
                    For the Thirty Weeks Ended April 27, 2002
                             (Dollars in thousands)



Shareholders' Equity at September 29, 2001 (Going-Concern Basis)     $ 47,159

To adjust assets to net realizable values                               2,001

To adjust liabilities to anticipated settlement amounts                 9,926
                                                                     --------

Net assets in liquidation at September 29, 2001                        59,086

Liquidating distribution paid to shareholders                         (21,763)

Liquidating distribution payable to shareholders                       (8,370)

Changes in estimated liquidation values of assets and liabilities         669
                                                                     --------

Net assets in liquidation at April 27, 2002                          $ 29,622
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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Balance Sheet (Going-Concern Basis)
                                 April 28, 2001
                 (Dollars in thousands, except per share data)

                                                                                              APRIL 28, 2001
                                                                                              --------------
ASSETS
        Current assets:
               Cash and cash equivalents                                                         $ 12,237
               Marketable securities available for sale                                             9,037
               Notes receivable, current portion                                                      771
               Deferred income tax assets, current portion                                            338
               Other current assets                                                                   123
               Net assets held for disposal - current                                              47,147
                                                                                                 --------
                      Total current assets                                                         69,653

        Net property, plant and equipment                                                              11
        Notes receivable, noncurrent portion                                                       10,229
        Deferred income tax assets, noncurrent portion                                              1,772
                                                                                                 --------
                      Total assets                                                               $ 81,665
                                                                                                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
               Accounts payable                                                                  $    176
               Accrued compensation                                                                   230
                                                                                                 --------
                      Total current liabilities                                                       406

        Deferred gain on sale of brewing business                                                  11,926
                                                                                                 --------
                      Total liabilities                                                            12,332
                                                                                                 --------

        Shareholders' equity:
            Common stock:
               Class A common stock, voting, $.50 par value. Authorized 450,000 shares;               105
                   209,885 shares issued and outstanding
               Class B common stock, non-voting, $.50 par value. Authorized 3,850,000 shares;         753
                   1,506,876 shares issued
            Additional paid-in capital                                                              5,803
            Retained earnings                                                                      64,485
            Officer loans                                                                            (411)
            Accumulated other comprehensive income                                                     91
            Less: Class B treasury stock, at cost;  42,675 shares                                  (1,493)
                                                                                                 --------
                       Total shareholders' equity                                                  69,333
                                                                                                 --------

                      Total liabilities and shareholders' equity                                 $ 81,665
                                                                                                 ========

               See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

  Consolidated Statements of Loss and Comprehensive Loss (Going-Concern Basis)
      For the Twenty Two Weeks Ended September 29, 2001 and the Years Ended
                       April 28, 2001 and April 29, 2000
                  (Dollars in thousands, except per share data)




                                                                                      SEPTEMBER 29,      FISCAL         FISCAL
                                                                                         2001              2001          2000
                                                                                       -----------     -----------     -----------

Revenues                                                                               $        --     $        --     $        --

           Cost of goods sold                                                                   --              --              --
                                                                                       -----------     -----------     -----------

Gross profit                                                                                    --              --              --

           Compensation expense - stock options                                                 --           1,378              --
           Selling, general and administrative expenses                                        503           1,479           1,864
                                                                                       -----------     -----------     -----------

Operating loss                                                                                (503)         (2,857)         (1,864)

          Investment and interest income                                                       735           1,048             549
         Other income                                                                            5               3              --
          Interest expense                                                                      --              --            (132)
                                                                                       -----------     -----------     -----------

                 Earnings (loss) from continuing operations before income taxes                237          (1,806)         (1,447)

Income tax expense (benefit)                                                                    95            (686)           (550)
                                                                                       -----------     -----------     -----------

                 Earnings (loss) from continuing operations                                    142          (1,120)           (897)

Discontinued operations:
      Loss from operations of the discontinued segments
      (less applicable income tax expense (benefit) of  $714,
      $(335), and $ 258  respectively)                                                     (21,154)         (2,063)           (643)

      Loss on sale of the Foods Division (less applicable
       income tax benefit of $0)                                                            (1,166)             --              --

     Adjustment to the loss and the loss on disposal of Genesee
      Ventures, Inc., respectively (less applicable income tax
      expense (benefit) of $145,  $966 and $( 1,240), respectively)                           232             769          (1,860)
                                                                                       -----------     -----------     -----------

                    Net loss before extraordinary item                                     (21,946)         (2,414)         (3,400)

Extraordinary item - Loss from the extinguishment of debt,
      net of income tax benefit of $257                                                       (385)             --              --
                                                                                       -----------     -----------     -----------

                    Net loss                                                               (22,331)         (2,414)         (3,400)

Other comprehensive income (loss), net of income taxes:
        Unrealized holding gains (losses) arising during the period                            157             211            (197)
                                                                                       -----------     -----------     -----------

        Comprehensive loss                                                             $   (22,174)    $    (2,203)    $    (3,597)
                                                                                       ===========     ===========     ===========


Basic and diluted earnings (loss) per share from continuing operations                 $      0.08     $     (0.69)    $     (0.55)
Basic and diluted loss per share from discontinued operations                          $    (12.64)    $     (1.26)    $     (0.40)
Basic and diluted loss per share from sale of the Foods Division                       $     (0.70)    $        --     $        --
Basic and diluted gain (loss) per share from disposal of Genesee Ventures, Inc.        $      0.14     $      0.47     $     (1.15)
Basic and diluted loss per share from the extraordinary item                           $     (0.23)    $        --     $        --
                                                                                       -----------     -----------     -----------
            Basic and diluted loss per share                                           $    (13.35)    $     (1.48)    $     (2.10)
                                                                                       ===========     ===========     ===========

Weighted average common shares outstanding                                               1,674,086       1,633,164       1,620,013
Weighted average and common equivalent shares                                            1,674,086       1,633,164       1,620,013

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Consolidated Statements of Shareholders' Equity (Going-Concern Basis)

                  (Dollars in thousands, except per share data)





                                                            Common Stock          Additional         Retained     Officer
                                                       Class A         Class B    Paid-In Capital    Earnings      Loans
                                                     ------------------------------------------------------------------------
BALANCE AT MAY 1, 1999                                 $ 105           $ 753         $ 5,856           $85,692       $ -
                                                     ========================================================================
Comprehensive income:
   Net loss                                                                                            (3,400)
   Other comprehensive loss

Total comprehensive loss
Dividends paid - $1.40 per share                                                                       (2,269)
Common stock bonus issued                                                                 (9)
                                                     ------------------------------------------------------------------------
BALANCE AT APRIL 29, 2000                                105             753           5,847           80,023          -
                                                     ========================================================================

Comprehensive income:
   Net loss                                                                                           (2,414)
   Other comprehensive income

Total comprehensive loss
Regular dividend paid - $.35 per share                                                                  (567)
Common stock bonus issued
  exercise of stock options and issuance                                                 (44)                       (411)
Liquidating distribution paid - $7.50 per share                                                      (12,557)
                                                     ------------------------------------------------------------------------
BALANCE AT APRIL 28, 2001                                105             753           5,803          64,485        (411)
                                                     ========================================================================

Comprehensive income:
   Net loss                                                                                           (22,331)
   Other comprehensive income

Total comprehensive loss
                                                     ------------------------------------------------------------------------
BALANCE AT SEPTEMBER 29, 2001                                $ 105      $ 753        $ 5,803          $42,154      $(411)
                                                     ========================================================================

                                                      Accumulated
                                                        Other
                                                     Comprehensive    Treasury Stock
                                                     Income (Loss)        Class B            Total
                                                     ----------------------------------------------
                                                        $ 77             $ (3,446)        $ 89,037
                                                     ==============================================
BALANCE AT MAY 1, 1999

Comprehensive income:                                                                       (3,400)
   Net loss                                             (197)                                 (197)
   Other comprehensive loss                                                                -------
                                                                                            (3,597)
Total comprehensive loss                                                                    (2,269)
Dividends paid - $1.40 per share                                               45               36
Common stock bonus issued                            ----------------------------------------------
                                                        (120)              (3,401)          83,207
BALANCE AT APRIL 29, 2000                            ==============================================

Comprehensive income:
   Net loss                                                                                 (2,414)
   Other comprehensive income                            211                                   211
                                                                                           -------
Total comprehensive loss                                                                    (2,203)
Regular dividend paid - $.35 per share                                                        (567)
Common stock bonus issued
  exercise of stock options and issuance                                    1,908            1,453
Liquidating distribution paid - $7.50 per share                                            (12,557)
                                                     ----------------------------------------------
Balance at April 28, 2001                                 91               (1,493)          69,333
                                                     ==============================================

Comprehensive income:
   Net loss                                                                                (22,331)
   Other comprehensive income                            157                                   157
                                                                                           -------
Total comprehensive loss                                                                   (22,174)
                                                     ----------------------------------------------
BALANCE AT SEPTEMBER 29, 2001                          $ 248             $ (1,493)        $ 47,159
                                                     ==============================================

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Cash Flows (Going-Concern Basis)
            FOR THE TWENTY TWO WEEKS ENDED SEPTEMBER 29, 2001 AND THE
                   YEARS ENDED APRIL 28, 2001, APRIL 29, 2000
                             (Dollars in thousands)

                                                                                SEPTEMBER 29,          FISCAL         FISCAL
                                                                                  2001                  2001           2000
                                                                                -------------          ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings (loss) from continuing operations                               $    142             $ (1,120)    $   (897)
    Adjustments to reconcile net earnings (loss) to net
      cash (used in) provided by operating activities:
             Net loss gain on sale of marketable securities                            (8)                (157)          (7)
             Compensation expense - stock options                                      --                1,378           --
             Deferred tax provision                                                    (2)                 (66)         185
             Extraordinary loss from early extinguishment of debt                    (385)                  --           --
             Other                                                                   (550)                 800          493
    Changes in non-cash assets and liabilities, net of amounts sold:
             Trade accounts receivable                                                  3                  135          129
             Other assets                                                              --                 (204)        (304)
             Accounts payable                                                         174                  168          227
             Accrued expenses and other                                                80                  212          464
             Income taxes payable                                                     545                  (79)      (1,151)
             Other liabilities                                                         --                 (625)        (547)
             ----- -----------                                                   --------             --------     --------
               Net cash (used in) provided by continuing operating activities          (1)                 442       (1,408)
             Net cash provided by (used in) discontinued operations                 1,821              (15,885)       5,239
                                                                                 --------             --------     --------
                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,820              (15,443)       3,831
                                                                                 --------             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                     2,018                3,382        3,455
    Purchases of marketable securities and other investments                       (2,160)              (4,212)      (3,499)
                                                                                 --------             --------     --------
                        Net cash used in continuing investing activities             (142)                (830)         (44)
                                                                                 --------             --------     --------
                 Proceeds from sale of brewing business assets                         --               16,218           --
                 Proceeds from sale of equipment leases                                --               12,605           --
                 Proceeds from sale of Foods Division                              22,079                   --           --
                 Other cash provided by discontinued operations                       535                5,462        1,783
                                                                                 --------             --------     --------
             Net cash provided by discontinued operations                          22,614               34,285        1,783
                                                                                 --------             --------     --------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                  22,472               33,455        1,739
                                                                                 --------             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt                                                         --                   --       (3,000)
    Payment of liquidating distribution                                                --              (12,557)           0
    Payment of dividends                                                               --                 (567)      (2,269)
                                                                                 --------             --------     --------
                        Net cash used in continuing financing activities               --              (13,124)      (5,269)
             Net cash (used in) provided by discontinued operations                (5,973)                (300)       1,512
                                                                                 --------             --------     --------
                        NET CASH USED IN  FINANCING ACTIVITIES                     (5,973)             (13,424)      (3,757)
                                                                                 --------             --------     --------
Net increase in cash and cash equivalents                                          18,319                4,588        1,813

Cash and cash equivalents at beginning of the period                               12,237                7,649        5,836
                                                                                 --------             --------     --------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $ 30,556             $ 12,237     $  7,649
                                                                                 ========             ========     ========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             September 29, 2001, April 28, 2001, and April 29, 2000

(1)      Summary of Significant Accounting Policies - Liquidation Basis

         LIQUIDATION BASIS FINANCIAL STATEMENTS

         With the sale of its Foods Division, which is described in Note 11, Genesee Corporation and Subsidiaries (the Corporation) adopted the liquidation basis of accounting effective September 29, 2001. See Adjustments from Going-Concern to Liquidation Basis of Accounting table below. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

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

         Adjustments from Going-Concern to Liquidation Basis of Accounting (Dollars in Thousands):

          Shareholders' Equity at September 29, 2001 ( Going-Concern Basis)                    $   47,159

          To adjust assets to net realizable values                                                 2,001

          To adjust liabilities to anticipated settlement amounts                                   9,926

          Net Assets in Liquidation at September 29, 2001 (Liquidation Basis)                  $   59,086

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies - Liquidation Basis
         (continued)

         Assumptions used when converting to the Liquidation Basis of Accounting at September 29, 2001

         Management estimated that the aggregate fair value of the Corporation's investment in and notes receivable from unconsolidated real estate partnerships exceeded cost by approximately $500,000 and that the estimated fair value of property, plant and equipment exceeded cost by approximately $30,000. Management also estimated that the fair value of income taxes receivable was approximately $1.1 million greater than the net amount of tax accounts previously included on the Corporation's September 29, 2001 balance sheet under going-concern accounting. This increase is predominantly attributable to the realization of tax credits resulting from the decision to liquidate the Corporation. These amounts are included in the $2 million adjustment to net realizable values shown above, the difference being $411,000 of officer loans reclassified from shareholders' equity to assets for purposes of liquidation basis accounting and reporting.

         Management estimated that the Corporation would spend approximately $2 million in operating costs through final dissolution. This amount was accrued at September 29, 2001 in accordance with liquidation accounting and is reflected in the $9.9 million adjustment to anticipated settlement amounts shown above, which is net of the $11.9 million deferred gain on the sale of the brewing business that no longer exists under liquidation accounting.

         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of April 27, 2002.

         Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At April 27, 2002, substantially all cash balances were in excess of federally insured limits.

         Marketable securities available for sale - Presented at quoted market prices. The Corporation maintains a portfolio that consists predominantly of high quality corporate bonds which is managed by an independent third party. Valuation of the Corporation's marketable securities is based upon closing prices of their marketable securities, as provided by the investment manager, at April 27, 2002. The fair value of the Corporation's portfolio can be summarized as follows (dollars in thousands):

                  Fixed Income Securities
                           Debt securities issued by the U.S. Government         $1,164
                           Corporate debt Securities                              5,208
                                                                                -------
                                                                                  6,372
                  Other                                                             295
                                                                                --------

                  Marketable Securities                                          $6,667
                                                                                --------

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies - Liquidation Basis
         (continued)

         The fair value of fixed income securities, by contractual maturity, are as follows (dollars in thousands):

             Contractual maturity
                      Less than one year                               $   505
                      After one year, but within five years              5,505
                      After five years, but within ten years               263
                      After ten years                                       99
                                                                       -------
             Total fixed income securities                              $6,372
                                                                       -------

         Notes receivable - Stated at face value which approximates fair value. As partial consideration for the Corporation's sale of Genesee Brewing Company, the Corporation received notes receivable from the buyer. The terms of the notes receivable can be found at Note 7. The Corporation considers the notes receivable to be fully collectible, and the interest rate on the notes receivable are considered to be at market; therefore the face value of the notes are considered to be fair value. At April 27, 2002, these notes receivable totaled $10.1 million.

         Investment in and notes receivable from unconsolidated real estate partnerships - Valued based on independent appraisals and management estimates.

                  Clinton Square - The Corporation had a 10% ownership interest in Clinton Square, an office building located in Rochester, New York, and a related note receivable. On May 31, 2002, the Corporation sold both its ownership interest and related note receivable from Clinton Square for $2.4 million.

                  Limited Partnerships - The Corporation has a 50% ownership interest in two limited partnerships which own apartment complexes located in Syracuse and Rochester, New York. The fair market value at April 27, 2002 of the Corporation's investment in these limited partnerships is based on independent, third party valuations.

         The value of the Corporation's investment in these limited partnerships is $4.0 million at April 27, 2002.

         Investment in direct financing and leveraged leases - Presented at the present value of future lease payments of leases under renewal and the fair value of all equipment under renewed and month-to-month leases.

         Estimated income tax receivable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates of future income, and the utilization of tax credits and carryforwards. Certain amounts included in the estimated income tax receivable are subject to audit by various taxing authorities. Management does not believe that the results of any audit will significantly alter this amount.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      Summary of Significant Accounting Policies - Liquidation Basis
         (continued)

         Other assets - Valued based on management estimates.

         Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's plan of liquidation and dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination date. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

         Liquidating distribution payable - On April 23, 2002, the Corporation declared a liquidating distribution to be paid to shareholders of record on May 10, 2002. The distribution was paid on May 17, 2002 (See
         Note 3).

         Accrued self-insured workers compensation - Based on an independent actuarial valuation. The Corporation is self-insured for workers compensation claims and has retained this liability for the subsidiaries that were sold. The Corporation is required to have a statutory standby letter of credit in the amount of $3.2 million for workers compensation claims. This letter of credit, which is renewed annually, has been collateralized by Corporation cash and is in effect through August 2003.

         Contingent liabilities - In addition to liabilities recorded on the accompanying consolidated financial statements, the Corporation also has certain contingent liability claims. Management does not believe that there will be any future material cash outflows as a result of these claims, or as a result of any other unknown claims or liabilities, thus no amount is included in these accompanying consolidated financial statements.

         During the fourth quarter of fiscal 2002, the Corporation paid Boston Beer Corporation $300,000 for a release from the Corporation's performance guaranty of the production agreement between Boston Beer Corporation and High Falls Brewing Company, LLC. This guaranty required the Corporation to maintain liquid net worth of at least $7 million to secure its obligations under the guaranty.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the combined total of Class A and Class B shares outstanding at April 27, 2002.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies - Liquidation Basis (continued)

      Changes to asset and liability values under the Liquidation Basis of Accounting from September 29, 2001 to April 27, 2002.

      The value of the Corporation's investment in and notes receivable from unconsolidated real estate partnerships was increased by $250,000 in the third quarter of fiscal 2002 based on an updated independent appraisal and management's estimate. This line item was further increased by $290,000 in the fourth quarter based on the sales price realized in May 2002 on the sale of the Corporation's 10% investment in entities that own an office building in downtown Rochester, New York and a related note receivable.

      The value of the Corporation's investment in a food service equipment and supplies business was reduced by $355,000 to $0 in the last half of fiscal 2002. This investment had previously been included in other assets in the statement of net assets in liquidation.

      The Corporation's estimate of remaining operating costs through final dissolution was increased by $900,000 in the third quarter of fiscal 2002. As of April 27, 2002, the Corporation has approximately $2.0 million recorded for these run-out costs. $1.2 million is allocated to compensation-type costs while the remaining $800,000 covers all other general and administrative costs such as professional fees, office related costs, insurance expense, and other miscellaneous costs expected to be incurred during the run-out period.

      The Corporation's cash operating expenses, which reduced the run-out accrual discussed above from September 29, 2001 through April 27, 2002, were as follows:

      Compensation and related costs      $  780,000
      Rent and other office expenses          38,000
      Insurance expense                      115,000
      Professional Fees                      243,000
      Other                                   33,000
                                          ----------
                                          $1,209,000
                                          ==========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies - Going-Concern Basis

      GOING-CONCERN BASIS FINANCIAL STATEMENTS

      Prior to September 29, 2001, the date at which the liquidation basis of accounting was adopted, the Corporation followed the going-concern basis of accounting. Following are notes to the consolidated financial statements prepared under the going-concern basis of accounting. The going-concern basis financial statements consist of the April 28, 2001 Consolidated Balance Sheet, the Consolidated Statement of Loss and Comprehensive Loss for the twenty-two weeks ended September 29, 2001 and the years ended April 28, 2001 and April 29, 2000, the Consolidated Statements of Cash Flows for the twenty-two weeks ended September 29, 2001 and the years ended April 28, 2001 and April 29, 2000, and the Consolidated Statements of Shareholders' Equity for the twenty-two weeks ended September 29, 2001 and the years ended April 28, 2001 and April 29, 2000.

      Principles of Consolidation and Nature of Operations

      The consolidated financial statements of the Corporation include for continuing operations, the Corporation's corporate segment. The corporate segment retains the Corporation's cash, investments in marketable securities, and significant notes receivable, which in turn generates investment income which is then used in support of corporate costs. (See
      Note 11 for information related to the Corporation's discontinued segments.)

      All significant inter-company balances and transactions have been eliminated in consolidation.

      Recently Issued Accounting Standards

      Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," and No. 143, "Accounting for Asset Retirement Obligations" were issued by the Financial Accounting Standards Board ( FASB) in June 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method.

      SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. Under SFAS No. 142, an impairment test will be required upon adoption and at least annually to determine potential write-downs of goodwill and indefinite life intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it occurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 142 and SFAS No. 143 will not have a material impact on the Corporation's financial position or results of operations.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


               Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies - Going-Concern Basis
      (continued)

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues. SFAS No. 144 retains the basic provisions of APB 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The adoption of SFAS No. 144 will not have a material impact on the Corporation's financial position or results of operations.

      In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which, among other technical amendments, no longer requires financial statement presentations to include gains and losses from the early extinguishment as an extraordinary item. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002. SFAS No. 145 will not have a material impact on the Corporation's financial position or results of operations.

      Cash, Cash Equivalents and Marketable Securities

      Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Marketable securities include mutual funds, corporate, government and government agency obligations.

      Comprehensive Loss

      The Corporation reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains, losses, and other comprehensive income) in a set of financial statements in order to report a measure of all changes in equity of an enterprise. Other comprehensive income or loss refers to revenues, expenses, gains and, losses that are included in comprehensive income or loss but excluded from net earnings or loss.

      The amount of income tax expense or (benefit) allocated to other comprehensive income for the twenty-two weeks ended September 29, 2001, fiscal 2001, and fiscal 2000 was approximately $105,000, $118,000, and $(110,000), respectively.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


               Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies - Going-Concern Basis
      (continued)

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

      Stock-Based Compensation

      The Corporation measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board
      (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," disclosure of compensation costs on the basis of fair value is presented in Note 10 - Stock Option and Bonus Plans.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

      At September 29, 2001 and in fiscal 2001 and fiscal 2000, respectively, 9,500, 27,500, and 216,051 shares of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.

      Reclassifications

      It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

      Fiscal Year

      The Corporation's fiscal year ends on the Saturday closest to April 30. Fiscal years for the financial statements included herein are for the 52 week periods ending April 28, 2001 and April 29, 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)   Partial Liquidating Distributions

      Under its plan of liquidation and dissolution, the Corporation has paid the following partial liquidating distributions to its Class A and Class B shareholders.

           Date Paid           Total $ Distributed          $ Per Share
           ---------           -------------------          -----------
         March 1, 2001            $12,557,000                 $ 7.50
        November 1, 2001           21,763,000                  13.00
          May 17, 2002              8,370,000                   5.00
                                  -----------                 ------
                                  $42,690,000                 $25.50
                                  -----------                 ------

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

      The carrying amount of cash and cash equivalents approximate a reasonable estimation of their fair value. Fair value of marketable securities is determined based on quoted market prices for investments. Fair value of the notes receivable approximates the carrying value at April 28, 2001. Fair value of the mortgage payable, based on discounted cash flows, approximates the carrying value at April 28, 2001.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)   Financial Instruments (continued)

      Marketable securities are classified as available for sale. The amortized cost, gross unrealized gains/losses and fair values of marketable securities at April 28, 2001 are as follows:

                                                          Gross       Gross
                                           Amortized   Unrealized   Unrealized    Fair
                                              Cost        Gains       Losses      Value
                                           ---------------------------------------------
      Fixed income securities:
         Debt securities issued by
           U.S. Government                  $ 5,304      $   64       $    4     $ 5,364
         Corporate debt securities            3,345          94           12       3,427
                                            -------      ------       ------     -------

                                              8,649         158           16       8,791
                                            -------      ------       ------     -------
      Mutual funds:
         Fixed income funds                      44           -            2          42
                                            -------      ------       ------     -------
      Other                                     204           -            -         204
                                            -------      ------       ------     -------
         Marketable securities available
           for sale                         $ 8,897      $  158       $   18     $ 9,037
                                            =======      ======       ======     =======

      (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(4)   Financial Instruments (continued)

      The amortized cost and fair value of fixed income securities at April 28, 2001, by contractual maturity, are as follows:

                                                   Amortized           Fair
                                                     Cost              Value
      Contractual maturity:
         Less than one year                         $     0           $    0
         After one year, but within five years        7,961            8,083
         After five years, but within ten years         551              566
         After ten years                                137              142
                                                    -------           ------
      Total fixed income securities                 $ 8,649           $8,791
                                                    =======           ======

      (Dollars in thousands)

      The following represents the total proceeds from sales of marketable securities for the twenty-two weeks ended September 29, 2001 and for the fiscal years ended April 28, 2001 and April 29, 2000, and the components of net gains and losses realized on those sales, which are determined on a weighted average basis:

                                 9/29/01           2001              2002
                                 -------          ------            ------
      Proceeds from sale         $ 2,018          $3,282            $3,455
                                 -------          ------            ------
            Gains from sales           8             167               104
            Losses from sales          0             (10)              (97)
                                 -------          ------            ------

      Net gains from sales       $     8          $  157            $    7
                                 -------          ------            ------

      (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (5)  Income Taxes

      Components of income tax (benefit) expense from continuing operations for the twenty-two weeks ended September 29, 2001 and for the fiscal years ended April 28, 2001, and April 29, 2000 are as follows:

                                                       9/29/01   2001     2000
        Current:
         Federal                                         $ 74   $ (577)  $ (463)
         State                                             21     (109)     (87)
                                                         ----   ------   ------
          Total current income tax expense (benefit)       95     (686)    (550)
                                                         ----   ------   ------
        Deferred:
         Federal                                            0        0        0
         State                                              0        0        0
                                                         ----   ------   ------
          Total deferred income tax expense                 0        0        0
                                                         ----   ------   ------
          Total income tax expense (benefit)             $ 95   $ (686)  $ (550)
                                                         ====   ======   ======

         (Dollars in thousands)

      The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the twenty two weeks ended September 29, 2001 and for the fiscal years ended April 28, 2001, and April 29, 2000:

                                                       9/29/01    2001    2000
                                                       -------   ------  ------
        Computed expected tax expense (benefit) @ 34%    $ 80   $ (614)  $ (492)
        State income taxes (net of federal income tax
           benefit)                                         15     (72)     (58)
                                                        -----    ------   ------
         Total income tax expense (benefit)              $ 95   $ (686)  $ (550)
                                                        =====   ======   ======
        Effective tax rate                                 40%      38%      38%
                                                        =====    ======  ======

        (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(5)   Income Taxes (continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at April 28, 2001 is presented below:

                                                                          2001
        Deferred income tax assets:
         Deferred gain on sale of brewing business                      $ 2,656
         Allowance for doubtful accounts                                     79
         Operating accruals                                                 248
         Package design                                                      91
         Non-compete agreement                                              102
         Deferred compensation and other
           employee related accruals                                        313
         Other                                                              126
                                                                        -------
              Total deferred income tax assets                            3,615
                                                                        -------
        Deferred income tax liabilities:
         Accelerated depreciation on plant and equipment                    727
         Unrealized gains on marketable securities                           51
         Other                                                              727
                                                                        -------
              Total deferred income tax liabilities                       1,505
                                                                        -------
              Net deferred income tax assets                            $ 2,110
                                                                        =======

        (Dollars in thousands)

      The change in the deferred tax asset or liability for unrealized gains or losses on investments classified as available for sale is reflected in equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." A valuation allowance has been established to reflect the uncertainty of the realization of certain state investment tax credits. These credits and the related valuation allowance are included in discontinued operations.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(6)   Property, Plant and Equipment

      Property, plant and equipment at April 28, 2001 is summarized as follows:

                                                            2001
        Land and land improvements                        $     6
        Buildings                                              45
        Machinery, equipment, furniture and fixtures            4
                                                          -------
         Total property, plant and equipment                   55
        Less accumulated depreciation                          44
                                                          -------
         Net property, plant and equipment                $    11
                                                          -------

        (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)   Notes Receivable

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

(8)   Segment Reporting

      As stated in Note 2, the Corporation's corporate segment is the only reporting segment for continuing operations. The corporate segment retains the Corporation's investments in marketable securities, significant notes receivable, generating investment income as well as supporting corporate costs. (See Note 11 for information related to the Corporation's discontinued segments.)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(9)   Supplemental Cash Flow Information

      Cash (refunded) paid for taxes was approximately $(11,000), $ 8,894,000, and $1,765,000 for the twenty-two weeks ended September 29, 2001, fiscal 2001, and fiscal 2000, respectively; cash paid for interest was approximately $134,000, $422,000, and $351,000 for the twenty-two weeks ended September 29, 2001, fiscal 2001, and fiscal 2000, respectively. Interest capitalized amounted to $194,000 in fiscal 2000. No interest was capitalized during the twenty-two weeks ended September 29, 2001 or in fiscal 2001.


(10)  Stock Option and Bonus Plans

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

      Changes in stock options are as follows:

                                 Options     Weighted Average     Options     Weighted Average
                               Outstanding   Price Per Share    Exercisable   Price Per Share
                               -----------   ----------------   -----------   ----------------
   Balance at May 1, 1999        138,500          $40.72          138,500           40.72
        Granted                  131,301           25.24
        Expired                  (21,000)          39.40
        Forfeited                (32,750)          40.12
                                --------          ------
   Balance at April 29, 2000     216,051          $31.53          119,075         $ 36.60
        Granted                    2,000           38.31
        Expired                   (3,000)          44.27
        Forfeited                (39,750)          43.29
        Exercised               (147,801)          25.90
                                --------          ------
   Balance at April 28, 2001      27,500          $43.92           27,500         $ 43.92
       Expired                    (7,000)          43.38
       Forfeited                 (11,000)          44.76
                                --------          ------
   Balance at Sept. 29, 2001       9,500          $43.35            9,500         $ 43.35

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)  Stock Option and Bonus Plans (continued)

      Common stock reserved for options and employee awards totaled 9,500 and 27,500 shares as of September 29, 2001 and April 28, 2001, respectively.

      The Corporation adopted the disclosure-only provisions of SFAS No. 123, and continues to apply the provisions of APB Opinion No. 25 for plan accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, the Corporation's net earnings and basic and diluted earnings per share for the fiscal years ended April 28, 2001, and April 29, 2000 would have been reduced to the pro forma amounts indicated below.

      During the twenty-two weeks ended September 29, 2001 no options were granted; therefore there is no related disclosure for this twenty-two week period.

                                                Reported     Pro Forma
                                                Earnings      Earnings
         2001
         Net loss                               $(2,414)      $(2,447)

         Basic loss per share                     (1.48)        (1.50)

         Diluted loss per share                   (1.48)        (1.50)

         2000
         Net loss                               $(3,400)      $(3,590)

         Basic loss per share                     (2.10)        (2.22)

         Diluted loss per share                   (2.10)        (2.22)

      (Dollars in thousands, except per share data)

      For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of 5 years, expected volatility of 39.3%, and 23.6%, in fiscal 2001 and fiscal 2000 respectively, expected dividend yield of 0%, and 5.6%, and risk-free interest rates of 5.69%, and 5.92%, in fiscal 2001, and fiscal 2000, respectively. The weighted average fair value of stock options granted was $16.64, and $4.26, in fiscal 2001 fiscal 2000, respectively.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)  Stock Option and Bonus Plans (continued)


      The following table summarizes information about stock options outstanding and exercisable at September 29, 2001:

                             Options Outstanding             Options Exercisable
--------------------------------------------------------------------------------
                              Wgtd. Avg.                              Wgtd. Avg.
Range of Exercise          Contractual Life    Wgtd. Avg.              Exercise
Prices Per Share   Number     in Years       Exercise Price  Number     Price
--------------------------------------------------------------------------------
 $38.00 - 40.99     2,000        3.5            $ 38.31       2,000      $38.31

  41.00 - 46.00     7,500        0.5              44.70       7,500       44.70

--------------------------------------------------------------------------------
 $38.00 - 46.00     9,500        0.9             $43.35       9,500      $43.35
================================================================================

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(11) Divestiture of the Corporation's Operating Businesses - Discontinued Operations

      In October 2000, the Corporation's shareholders approved a plan to liquidate and dissolve the Corporation. The Corporation is liquidating by selling or otherwise disposing of its assets and winding up its affairs. The proceeds from the liquidation, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, is being distributed to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

      The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable more fully described in Note 7.

      The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. The Corporation retained a small portion of its lease portfolio which it continues to manage.

      On October 10, 2001, the Corporation sold all of the outstanding stock of its Foods Division to Associated Brands, Inc. ("ABI") for $27 million. The sale was completed in accordance with the terms of a Purchase Agreement (the "Agreement") which is described in Exhibit 10-24 to this report. Net of closing date adjustments, the Corporation received $22.1 million in cash at closing. In addition, a $2.25 million note and mortgage and $178,000 in cash were received by the Corporation and placed in escrow for eighteen months. The mortgage note has since been paid and the $2.4 million escrow is now all cash.

      The Corporation is evaluating strategies to sell or otherwise divest the Corporation's remaining assets, all of which have been adjusted to their estimated net realizable values under the liquidation basis of accounting as stated in Note 1. The following major asset categories remain: Cash and cash equivalents is comprised of operating cash accounts, money market accounts, and an escrow account related to the sale of the Corporation's Foods Division (see above). Marketable securities available for sale represents the Corporation's professionally managed bond portfolio. Notes receivable is comprised of the notes related to the sale of the brewery (see Note 7.) Investment in and notes receivable from unconsolidated real estate partnerships includes the Corporation's 50% investment in two entities that each own an apartment complex in New York State and a 10% investment in entities that own an office building in downtown Rochester, New York as well as a note receivable from one of those entities (see subsequent sale transaction information following in this Note). Investment in direct financing and leveraged leases represents the Corporation's investment in equipment leases retained after the sale of a majority of the equipment lease portfolio. Other assets include certain loans to corporate officers, a minority interest in a privately-held company that distributes non-durable equipment and supplies to the food service industry and interest receivable on the notes described above.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(11) Divestiture of the Corporation's Operating Businesses - Discontinued Operations (continued)

      The results of operations for the discontinued brewing, foods, equipment leasing and real estate investment businesses were as follows:

                                   22 Weeks
                                    Ended
(Dollars in thousands)              9/29/01        Fiscal 2001       Fiscal 2000
                                   --------        -----------       -----------
Revenue                            $ 19,903         $ 117,899         $ 166,531
Less beer taxes                          (0)          (13,302)          (24,552)
                                   --------         ---------         ---------

Net revenue                          19,903           104,597           141,979
Cost of goods sold                  (15,936)          (83,382)         (110,206)
Selling, general, and admin.         (2,080)          (22,445)          (31,598)
Impairment charge                   (21,833)                0                 0
Other income                         (1,925)              567              (560)

Loss from operations of
the discontinued
segments, net of tax
benefit or expense                  (21,154)           (2,063)             (643)
                                   ========         =========         =========
Loss on sale of Foods Division       (1,166)                0                 0
                                   ========         =========         =========

Adjustment to the loss on
disposal of  Genesee
Ventures, Inc., net of
tax expense                        $    232         $     769         $  (1,860)
                                   ========         =========         =========
Extraordinary item - loss
from the extinguishment
of debt, net of income
tax benefit                        $   (385)        $       0         $       0
                                   ========         =========         =========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Divestiture of the Corporation's Operating Businesses - Discontinued Operations - (continued)

      The net assets of the brewing, foods, equipment leasing and real estate investment businesses have been excluded from their respective captions and reported as net assets held for disposal in the accompanying consolidated balance sheet at April 28, 2001. The net assets of the brewing, foods, equipment leasing and real estate investment businesses at April 28, 2001 were as follows:

                   (Dollars in thousands)
                   Accounts receivable, net                           $   3,048
                   Inventories                                            8,758
                   Other current assets                                     318
                   Net property, plant and equipment                     12,226
                   Net goodwill and other intangibles                    25,426
                   Investment in direct financing and
                   leveraged leases                                       1,389
                   Investment in and notes receivable from
                   unconsolidated real estate partnerships                5,193
                   Other assets                                           1,879
                   Net deferred income tax asset                            993
                   Notes payable, current portion                        (1,474)
                   Accounts payable                                      (1,105)
                   Accrued compensation
                                                                           (263)
                   Accrued expenses and other                            (3,976)
                   Accrued postretirement benefits                         (745)
                   Notes payable, noncurrent portion                     (4,499)
                   Other liabilities                                        (21)
                                                                      ---------
                      Net assets held for disposal - current          $  47,147
                                                                      =========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Divestiture of the Corporation's Operating Businesses - Discontinued Operations - (continued)

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

      Concentration of Credit Risk

      The Corporation's lease receivable balances are from a diversity of lessees in various industries and businesses. This diversity, in addition to security interests in the leased equipment, allows the Corporation to minimize its credit risk on lease receivables. Substantially all of the accounts receivable balances are from food retailers.

      Property, Plant and Equipment

      The Corporation regularly assesses all of its long-lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its expected future cash flows. The Corporation determined that no impairment loss needed to be recognized for applicable assets in fiscal 2001 and 2000. In the first quarter of fiscal 2002, the Corporation recorded a $21.8 million impairment charge related to the Foods Division. This charge is included as a part of the first quarter's operating loss with an equivalent reduction in goodwill.

      Goodwill and Other Intangibles

      Goodwill and other intangibles are amortized on a straight-line basis ranging from 3 to 25 years. The carrying value of goodwill and other intangibles are assessed periodically based on the expected future cash flows of the assets associated with the goodwill and other intangibles. As noted above, goodwill was reduced by $21.8 million in the first quarter of fiscal 2002 related to an impairment charge.

      Real Estate Investment

      During the second quarter of fiscal 1998, the Corporation and its partners refinanced the Rochester, New York office building in which the Corporation owned a ten percent interest. The financing package included a $31.5 million first mortgage loan obtained on a non-recourse basis, a $5.5 million term loan that is secured, in part, by a 50% limited guarantee from the Corporation, and a $2.9 million note receivable by the Corporation. The Corporation's exposure under the guarantee is capped at $2.75 million. As mentioned previously, the Corporation sold its investment in the building along with its note receivable in May 2002. Further, the Corporation has been indemnified against any claims related to the loan guarantee mentioned above.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(11) Divestiture of the Corporation's Operating Businesses - Discontinued Operations (continued)

      Leasing Activities

      The Corporation's leasing activity is conducted by Cheyenne Leasing Company, a wholly owned subsidiary of Genesee Ventures, Inc. On October 31, 2000, Genesee Ventures, Inc. bought out the 15% minority interest in Cheyenne Leasing Company from its joint venture partner to obtain this wholly owned status. Information pertaining to the Corporation's net investment in direct financing leases and leveraged leases at April 28, 2001 is presented below:

                                                               2001
                                                     -------------------------
                                                      Direct
                                                     Financing       Leveraged
      Minimum rentals receivable                       $ 156          $    0
      Estimated unguaranteed residual
         value of leased assets                           76           1,201
      Unearned and deferred income                         0             (44)
                                                       -----          ------
      Investment in leases                               232           1,157
                                                       -----          ------

      Investment in direct financing and leveraged leases      1,389

      Deferred taxes arising from leases                        (511)
                                                              ------
      Net after-tax investment in leases                      $  878
                                                              ======

        (Dollars in thousands)

      The following is a schedule of minimum rentals receivable by year for direct financing and leveraged leases at April 28, 2001:

                      Fiscal Year:
                      2002                                   $  96
                      2003                                      60
                                                             -----
                      Total minimum rentals receivable       $ 156
                                                             =====

        (Dollars in thousands)

      Inventories

      Inventories at April 28, 2001 is summarized as follows:

                                                             2001
                                                           -------
        Finished goods                                     $ 3,881
                                                               --
        Raw materials, containers and packaging supplies     4,877
                                                           -------
         Total inventories                                 $ 8,758
                                                           =======

        (Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Divestiture of the Corporation's Operating Businesses - Discontinued Operations (continued)

      Property, Plant and Equipment

      Property, plant and equipment at April 28, 2001 is summarized as follows:

                                                                 2001
                                                               --------
        Land and land improvements                             $    288
        Buildings                                                 6,848
        Machinery, equipment, furniture and fixtures             10,614
        Construction in process                                     112
                                                               --------
         Total property, plant and equipment                     17,862
        Less accumulated depreciation                             5,636
                                                               --------

         Net property, plant and equipment                     $ 12,226
                                                               ========

        (Dollars in thousands)

      Notes Payable

      Mortgage Note Payable

      During fiscal 1999, the Corporation borrowed $4,800,000 through a building loan agreement with a bank to purchase a building for the Corporation's food business of which $4,592,000 was outstanding at April 28, 2001. This mortgage note was repaid in full in conjunction with the sale of the Foods Division in October 2001.

      Term Note Payable

      During fiscal 2000, the Corporation borrowed $1,700,000 under a multiple disbursement term note payable of which $1,381,000 was outstanding at April 28, 2001. These funds were used for renovation to, and construction at, the building mentioned above. This note was paid in full on May 31, 2001.

      Postretirement Benefits

      The Corporation previously provided certain health care and life insurance benefits to eligible retired employees and spouses under a welfare benefit plan (the Plan) covering substantially all retirees and employees of Genesee Brewing Company. Effective with the sale of its brewing business on December 15, 2000, the Corporation was relieved of its liability and responsibility for these postretirement benefits. However, the Corporation implemented a phase-out plan whereby retiree postretirement benefits will continue at decreasing levels through the end of calendar 2001 at which time benefits will be discontinued. This $745,000 liability is included in the Corporation's consolidated balance sheet at April 28, 2001.

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

                                                                               Expiration
                             Director    Position and Principal Occupation       of Term
       Name and Age           Since          for the Last Five Years            in Office
------------------------------------------------------------------------------------------
Stephen B. Ashley      (62)    1987    President of the Corporation (1)            2002


William A. Buckingham  (59)    1992    Retired; formerly Executive Vice            2004
                                       President of First Empire State
                                       Corporation and Manufacturers and
                                       Traders Trust Company (2)

Thomas E. Clement      (69)    2001    Retired; formerly a partner of Nixon        2003
                                       Peabody, LLP (3)

Carl E. Sassano        (52)    2001    President and Chief Executive Officer of    2004
                                       Transmation, Inc. (4)

Charles S. Wehle       (54)    1976    Chairman of the Board of Directors  of      2003
                                        the Corporation (5)

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

(4) Mr. Sassano was elected President and Chief Executive Officer of Transmation, Inc. in April 2002. Mr. Sassano is also a director of Transmation, Inc. From 2000 to 2002 he served as a private business consultant. From 1999 to 2000 Mr. Sassano served as President and Chief Operating Officer of Bausch & Lomb, Inc., a global vision and health care products manufacturer. From 1996 to 1999 Mr. Sassano served as President - Global Vision Care of Bausch & Lomb, Inc.

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

                         Officer of the
        Name        Age  Company Since                  Office
--------------------------------------------------------------------------------
Stephen B. Ashley    62       2000        President (1)

Charles S. Wehle     54       1988        Chairman of the Board of Directors (2)

Mark W. Leunig       47       1988        Senior Vice President, Chief
                                          Administrative Officer, Secretary
                                          and General Counsel (3)
Steven M. Morse      38       2000
                                          Vice President, Chief Financial
                                          Officer and Treasurer (4)

(1) Mr. Ashley was elected President of the Corporation in December 2000. Since July 1996 Mr. Ashley has been Chairman and Chief Executive Officer of The Ashley Group, an affiliated group of privately owned real estate management and investment companies. Mr. Ashley is also a Director of Federal National Mortgage Association, Exeter Fund, Inc. and Exeter Insurance Fund, Inc.

(2) Mr. Wehle was elected Chairman of the Board of Directors in March 2000. He retired as Senior Vice President of the Corporation and President of Genesee Brewing Company in May 2000. He had served as Senior Vice President of the Corporation for more than five years and as President of Genesee Brewing Company since October 1996.

(3) Mr. Leunig was elected Senior Vice President, Chief Administrative Officer and Secretary of the Corporation in December 2000. Prior to that, he was Vice President, Secretary and General Counsel of the Corporation, positions he held for more than five years.

(4) Mr. Morse was elected Vice President, Chief Financial Officer and Treasurer of the Corporation on December 13, 2001. He was elected Vice President and Treasurer in December 2000. From 1999 to 2000, Mr. Morse served as the Corporation's Corporate Consolidations Manager. From 1996 to 1999, he served as an Audit Manager at the public accounting firm of Delloitte & Touche, LLP. Mr. Morse is a certified public accountant.


         (c) Compliance with Section 16(a) of Securities Exchange Act of 1934:
To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended April 27, 2002.

Item 11. Executive Compensation

         (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the former Chief Executive Officer, the President of the Corporation (who is acting in the capacity of the chief executive officer) and the other executive officers of the Corporation whose total annual salary and bonus for the fiscal year ended April 27, 2002 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                   Long Term Compensation
                            -----------------------------------   ------------------------------------
                                                       Other
                                                       Annual     Restricted     Stock      All Other
     Name and       Fiscal                             Compen-       Stock      Options/    Compensa-
Principal Position   Year   Salary ($)  Bonus ($)($)   sation     Awards ($)   SARs (#)     tion ($)
------------------  ------  ----------  ------------  ---------   ----------   --------     ---------
Stephen B. Ashley,   2002     60,000            0           -          0             0            0
President            2001     22,500            0           -          0         1,000       31,875
                     2000          -            -           -          -         1,000            -

Mark W. Leunig,      2002    172,174       95,202     109,070(1)       0             0       72,122(2)
Senior Vice          2001    137,660       94,320      57,647(3)       0         9,576       39,162
President,           2000    115,833       91,875         938          0        12,800       21,375
General Counsel
and Secretary

Steven M. Morse,     2002     90,481       25,000           0          0             0      103,228(4)
Vice President       2001     79,125       61,250      30,094(3)       0         5,289       13,612
and Treasurer        2000          -            -           -          -             0            -

(1)   Amount paid upon exercise of stock appreciation rights.

(2) Amount reflects $63,749 retirement payment under employment agreement with the Corporation, $4,876 paid upon termination of Rabbi Trust under the Corporation's Benefit Restoration Plan (which amount was reported under
      Item 11(a) in Form 10-K's previously filed by the Corporation), $2,975 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, and $522 in premiums paid by the Corporation on life insurance policies.

(3) Amount reflects the dollar value of stock appreciation rights granted in fiscal 2001.

(4) Amount reflects $81,080 of above-market value stock appreciation rights held at April 27, 2002, $19,143 retirement payment under employment agreement with the Corporation, $2,975 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, and $130 in premiums paid by the Corporation on life insurance policies.

         (b) Grant of Options or Stock Appreciation Rights. The Corporation did not grant any options or stock appreciation rights to the executive officers identified in Item 11(a) during the Corporation's fiscal year ended April 27, 2002.

         (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended April 27, 2002; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                  Value of
                                           Number of            Unexercised
                                          Unexercised           In-the-Money
                    Shares            Options at FY-End(#)  Options at FY-End($)
                   Acquired    Value  --------------------  --------------------
                      on     Realized Exercis-  Unexercis-  Exercis-  Unexercis-
     Name          Exercise     ($)     able      able       able       able
--------------------------------------------------------------------------------
Stephen B. Ashley      0         0      2,000       0          0          0
Mark W. Leunig         0         0      1,500       0          0          0
Steven M. Morse        0         0          0       0          0          0

         (d) Director Compensation. Directors who are employees of the Corporation do not receive directors' fees or other compensation for their services as directors. Directors who are not employees receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend. Charles S. Wehle receives an additional annual fee of $10,000 as Chairman of the Board of Directors.

         (e) Agreements With Named Executive Officers.

              (1) The Corporation has an employment agreement with Mr. Leunig which provides that if Mr. Leunig's employment is terminated without "Cause" (as that term is defined in the agreement) the Corporation must pay to Mr. Leunig a lump sum payment equal to 150% of his annual salary. Under the agreement, Mr. Leunig is eligible to receive an annual bonus of up to 40% of his annual salary at the discretion of the Management Continuity Committee of the Board of Directors. Also under the agreement, the Corporation: (a) granted to Mr. Leunig the stock appreciation rights identified in Item 11(b) of the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001 which is incorporated herein by reference; (b) is required to pay to Mr. Leunig a retirement payment equal to 16.67% of Mr. Leunig's annual gross income; and (c) is required to continue, for stated periods subsequent to termination of employment, coverage for Mr. Leunig under certain medical insurance and other employee benefit plans.

              (2) The Corporation has an employment agreement with Mr. Morse which provides that if Mr. Morse's employment is terminated without "Cause" (as that term is defined in the agreement) the Corporation must pay to Mr. Morse a lump sum payment equal to his annual salary. Under the agreement, Mr. Morse is eligible to receive an annual bonus of up to 25% of his annual salary at the discretion of the Management Continuity Committee of the Board of Directors. Also, under the agreement, the Corporation: (a) granted to Mr. Morse the stock appreciation rights identified in Item 11(b) of the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001 which is incorporated herein by reference; (b) is required to pay to Mr. Morse a retirement payment equal to 16.67% of Mr. Morse's annual gross income; and (c) is required to continue, for stated periods subsequent to termination of employment, coverage for Mr. Morse under certain medical insurance and other employee benefit plans.

              (3) Under an agreement with the Corporation, Stephen B. Ashley is expected to devote approximately 400 hours per year to his duties as President of the Corporation and is paid a salary of $5,000 per month.

         (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley served during the fiscal year ended April 27, 2002 as a member of the Management Continuity Committee of the Corporation's Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 12, 2002, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                               Percent of
         Name and Address                    Amount Owned     Class A Stock
----------------------------------           ------------     -------------
Charles S. Wehle as Trustee                   73,845  (1)          35.2%
   under the Will of Louis A. Wehle
   600 Powers Building
   16 West Main Street
   Rochester, New York 14614

Charles S. Wehle and Henry S. Wehle           41,957  (2)          20.0%
   600 Powers Building
   16 West Main Street
   Rochester, New York 14614

Charles S. Wehle as Trustee under             12,145  (3)           5.8%
   Elizabeth R. Wehle Trust
   600 Powers Building
   16 West Main Street
   Rochester, New York 14614

(1) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles
     S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 12, 2002, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

         (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 12, 2002 by each director and by all directors and executive officers as a group are set forth in the following table:

                          Shares of   Percentage Of    Shares of   Percentage of
Name of Director           Class A       Class A        Class B        Class B
Or Executive Officer    Common Stock  Common Stock   Common Stock   Common Stock
--------------------    ------------  -------------  ------------  -------------
Charles S. Wehle          127,947(1)       61.0%      80,173(2)          5.5%

Mark W. Leunig               NONE             -       16,499(3)          1.1%

Steven M. Morse              NONE             -          250              (7)

Stephen B. Ashley            NONE             -        2,896(4)           (7)

William A. Buckingham         240            (7)       2,723(5)(6)        (7)

Thomas E. Clement            NONE             -         NONE(5)            -

Carl E. Sassano              NONE             -         NONE               -

All Directors and
Executive Officers
as a group (7 persons)    128,187          61.1%     119,743             8.1%

(1)   See Table under Item 12(a) and Notes (1), (2) and (3) thereto.

(2) Includes 40,633 shares held as trustee under the will of Louis A. Wehle (see Note (1) to table set forth in Item 12(a) above); 37,090 shares held as trustee under Elizabeth R. Wehle irrevocable trust dated January 12, 1950, the power to act with respect which is vested in Mr. Wehle as a trustees; and 2,450 shares owned individually

(3) Includes 13,499 shares owned individually and 3,000 shares which may be acquired pursuant to presently exercisable stock options.

(4) Includes 896 shares owned individually and 2,000 shares which may be acquired pursuant to presently exercisable stock options.

(5) Mr. Buckingham and Mr. Clement serve as trustees of Genesee Country Museum, which holds 37,638 Class B shares, none of which are included in the table above.

(6) Includes 723 shares owned individually and 2,000 shares which may be acquired pursuant to presently exercisable stock options.

(7) Amount of shares owned does not exceed one-percent of shares outstanding.

         (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to Item 12(a).

Item 13. Certain Relationships and Related Transactions.

         (a) Related Transactions. The Corporation subleases approximately 1,200 square feet of office space from S.B. Ashley Management Corporation. Steven B. Ashley, a director and President of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending April 27, 2002, the Corporation expects to pay approximately $30,000 to S.B. Ashley Management Corporation for rent, utilities, taxes and ancillary services under the sublease with S.B. Ashley Management Corporation.

         (b) Indebtedness of Management. Mark W. Leunig, Senior Vice President, Chief Administrative Officer and Secretary of the Corporation is indebted to the Corporation in connection with loans made by the Corporation to allow such executive officer to exercise options to purchase shares of the Corporation's Class B common stock (the "Purchased Shares"). As of July 12, 2002, Mr. Leunig owed the Corporation $42,535 in connection which such loan. The largest aggregate amount of indebtedness outstanding under such loan during the fiscal year ended April 27, 2002 was $272,935. The indebtedness is secured by a pledge of the Purchased Shares and Mr. Leunig has assigned to the Corporation all liquidating distributions paid on the Purchased Shares to repay the indebtedness. The indebtedness is without interest until the earlier of: (i) six
(6) months after the Corporation's Board of Directors determines that the Corporation will not make any further liquidating distributions; or (ii) six (6) months after termination of employment for "Cause" (as that term is defined in the promissory note evidencing such indebtedness) or resignation from the Corporation.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this report:

              1.  Financial Statement Schedules:

                  All schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

              2.  Exhibits:

                  See Exhibit Index at Page 52 of this report.

         (b) Reports on Form 8-K. The Corporation filed reports on Form 8-K on April 24, 2002 and July 2, 2002 to report information under Item 5 (Other Events).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    GENESEE CORPORATION


      July 23, 2002                 By:    /s/Stephen B. Ashley
------------------------------           ----------------------------------
         (Date)                          Stephen B. Ashley, President

      July 23, 2002                 By:    /s/Steven M. Morse
------------------------------           ----------------------------------
         (Date)                          Steven M. Morse, Vice
                                         President and
                                         Chief Financial Officer

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/Stephen B. Ashley             July 23, 2002        Director
------------------------------      ------------------
Stephen B. Ashley                         (Date)


     /s/William A. Buckingham          July 23, 2002        Director
------------------------------      ------------------
William A. Buckingham                     (Date)


     /s/Charles S. Wehle               July 23, 2002        Director
------------------------------      ------------------
Charles S. Wehle                          (Date)


     /s/Thomas E. Clement              July 23, 2002        Director
------------------------------      ------------------
Thomas E. Clement                         (Date)


     /s/Carl E. Sassano                July 23, 2002        Director
------------------------------      ------------------
Carl E. Sassano                           (Date)

                                  EXHIBIT INDEX

 NUMBER                            DOCUMENT                              PAGE
3-1      Certificate of Incorporation (incorporated by reference to       --
         Exhibit 3-1 to the Corporation's report on Form 10-K for
         the fiscal year ended April 29, 2000).

3-2      Certificate of Amendment of the Certificate of Incorporation     --
         (incorporated by reference to the Corporation's report on
         Form 10-Q for the fiscal quarter ended January 27, 2001).

3-3      By-Laws (incorporated by reference to Exhibit 3-2 to the         --
         Corporation's report on Form 10-K for the fiscal year ended
         April 29, 2000).

10-1     Asset Purchase Agreement, dated as of August 29, 2000            --
         between The Genesee Brewing Company, Inc. and High Falls
         Brewing Company, LLC (incorporated by reference to Exhibit
         10-1 to the Corporation's report on Form 8-K filed on
         January 2, 2001).

10-2     Amendment No. 1 to Asset Purchase Agreement dated as of          --
         December 15, 2000, between The Genesee Brewing Company, Inc.
         and High Falls Brewing Company, LLC (incorporated by
         reference to Exhibit 10-2 to the Corporation's report on
         Form 8-K filed on January 2, 2001.

10-3     $3,500,000 First Senior Bridge Note dated December 15, 2000      --
         executed by High Falls Brewing Company, LLC in favor of The
         Genesee Brewing Company, Inc. (incorporated by reference to
         Exhibit 10-3 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-4     $3,000,000 First Senior Bridge Note dated December 15, 2000      --
         executed by High Falls Brewing Company, LLC in favor of The
         Genesee Brewing Company, Inc. (incorporated by reference to
         Exhibit 10-4 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-5     Mortgage dated as of December 15, 2000 executed by High          --
         Falls Brewing Company, LLC in favor of The Genesee Brewing
         Company, Inc. (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 8-K filed on January 2,
         2001).

10-6     $4,500,000 Subordinated Promissory Note dated December 15,       --
         2000 executed by High Falls Brewing Company, LLC in favor
         of The Genesee Brewing Company, Inc. (incorporated by
         reference to Exhibit 10-6 to the Corporation's report on
         Form 8-K filed January 2, 2001).

10-7     Security Agreement dated as of December 15, 2000 executed by     --
         High Falls Brewing Company, LLC in favor of The Genesee
         Brewing Company, Inc. (incorporated by reference to Exhibit
         10-7 to the Corporation's report on Form 8-K filed on
         January 2, 2001).

10-8     Intercreditor Agreement dated as of December 15, 2000 among      --
         High Falls Brewing Company, LLC, The Genesee Brewing
         Company, Inc., Manufacturers and Traders Trust Company and
         Cephas Capital Partners, LP (incorporated by reference to
         Exhibit 10-8 to the Corporation's report on Form 8-K filed on January 2, 2001).

 NUMBER                            DOCUMENT                              PAGE
10-9     Guaranty dated as of December 15, 2000 executed by The           --
         Genesee Brewing Company, Inc. in favor of Boston Brewing
         Company, Inc. d/b/a The Boston Beer Company for itself and as the sole general partner of Boston Beer Company Limited
         Partnership (incorporated by reference to Exhibit 10-9 to
         the Corporation's report on Form 8-K filed on January 2,
         2001).

10-10    Indemnification Agreement dated as of December 15, 2000          --
         between The Genesee Brewing Company, Inc. and High Falls
         Brewing Company, LLC (incorporated by reference to Exhibit
         10-10 to the Corporation's report on Form 8-K filed January
         2, 2001).

10-11    Portfolio Purchase Agreement dated as of September 1, 2000       --
         among Cheyenne Leasing Company, Genesee Ventures, Inc.,
         Taylor-Bolane Associates, Inc. Genesee Corporation and ICON
         Cheyenne, LLC (incorporated by reference to Exhibit 10-14 to the Corporation's report on Form 8-K filed on January 2,
         2001).

10-12    Employment and Stock Appreciation Agreement with M.W. Leunig     --
         dated as of December 15, 2000 (incorporated by reference to
         Exhibit 10-15 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-13    Employment and Stock Appreciation Agreement with S.M. Morse      --
         dated as of December 15, 2000 (incorporated by reference to
         Exhibit 10-16 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-14    Letter agreement with S.B. Ashley dated January 8, 2001          --
         (incorporated by reference to Exhibit 10-17 to the
         Corporation's report on Form 10-K for the fiscal year ended
         April 28, 2001).

10-15    Indemnification Agreement with Steven M. Morse dated June        --
         27, 2001 (incorporated by reference to Exhibit 10-18 to the
         Corporation's report on Form 10-K for the fiscal year ended
         April 28, 2001). Substantially identical agreements were
         executed with all other directors and officers of the
         Corporation

10-16    $368,968 Secured Promissory Note dated February 12, 2001          --
         executed by Mark W. Leunig in favor of the corporation
         (incorporated by reference to Exhibit 10-20 to the
         Corporation's report on Form 10-K for the fiscal year ended
         April 28, 2001.

10-17    1992 Stock Plan (incorporated by reference to Exhibit 10-1        --
         to the Corporation's report on Form 10-Q for the fiscal
         quarter ended October 30, 1999).

10-18    Stock Bonus Incentive Program under 1992 Stock Plan               --
         (incorporated by reference to Exhibit 10-3 to the
         Corporation's report on Form 10-K for the fiscal year ended
         May 2, 1998).

10-19    Agreement of Sublease by and between S.B. Ashley Management       --
         Corporation and the Corporation dated May 18, 2001
         (incorporated by reference to Exhibit 10-27 to the
         Corporation's report on Form 10-Q for the fiscal quarter
         ended January 29, 2000).

 NUMBER                            DOCUMENT                              PAGE
10-20    Plan of Liquidation and Dissolution adopted by the                --
         Corporation's shareholders on October 29, 2000 (incorporated by reference to Exhibit 10-28 to the Corporation's report on
         Form 10-K for the fiscal year ending April 28, 2001)

10-21    Purchase Agreement dated September 21, 2001 by and among          --
         Associated Brands, Inc., Associated Brands Inc. and Genesee
         Corporation (incorporated by reference to Exhibit 10-1 to
         the Corporation's report on Form 8-K filed on October 24,
         2001).  Exhibits and schedules pursuant to the Purchase
         Agreement have not been filed by the registrant, which
         hereby undertakes to file such exhibits and schedules upon request by the Commission.

10-22    Escrow Agreement dated October 5, 2001 by and among Genesee       --
         Corporation, Associated Brands, Inc. and HSBC Bank USA
         (incorporated by reference to Exhibit 10-2 to the
         Corporation's report on Form 8-K filed on October 24, 2001).

10-23    $2.25 Million Restated Mortgage Note dated October 5, 2001        --
         executed by Ontario Foods, Incorporated in favor of Genesee
         Corporation (incorporated by reference to Exhibit 10-3 to
         the Corporation's report on Form 8-K filed on October 24,
         2001).

10-24    Mortgage Modification and Extension Agreement dated as of         --
         October 1, 2001 by and among Ontario Foods, Incorporated,
         Genesee Corporation and County of Orleans Industrial
         Development Agency (incorporated by reference to Exhibit
         10-4 to the Corporation's report on Form 8-K filed on
         October 24, 2001).  Exhibits and schedules pursuant to the
         Mortgage Modification and Extension Agreement have not been filed by the registrant, who undertakes to file such
         exhibits and schedules upon request by the Commission.

10-25    Guaranty Release Agreement dated April 22, 2002 by and            55
         between GBC Liquidating Corp. and Boston Beer Corporation.

10-26    Transfer Agreement dated May 31, 2002 by and among Genesee        57
         Ventures Inc., Home Leasing Corporation, Norman Leenhouts
         and Nelson B. Leenhouts.  Exhibits pursuant to the Transfer
         Agreement have not been filed by the registrant, who hereby undertakes to file such exhibits upon request by the
         Commission.

10-27    Indemnification Agreement dated May 31, 2002 by and between       65
         Genesee Corporation, Norman Leenhouts, Nelson B. Leenhouts
         and Home Leasing Corporation.

21       Subsidiaries of the Registrant                                    69