Form 10-Q
period 2002-07-27
GENESEE CORP
filed 2002-09-10
CIK 40934

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended July 27, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

                         Commission File Number 0 - 1653
                                                --------

                               GENESEE CORPORATION
-------------------------------------------------------------------------------
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
Yes   X       No
    -----         -----

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                          Number of Shares
         Class                                               Outstanding
         -----                                               -----------
         Class A Common Stock (voting), par
         value $.50 per share                                 209,885

         Class B Common Stock (non-voting), par
         value $.50 per share                               1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statements Of Net Assets In Liquidation (Liquidation Basis)
                        July 27, 2002 and April 27, 2002
                  (Dollars in thousands, except per share data)

                                                                                                  UNAUDITED
                                                                                                JULY 27, 2002    APRIL 27, 2002
                                                                                                -------------    --------------
ASSETS
          Cash and cash equivalents                                                              $   10,752        $   16,747
          Marketable securities available for sale                                                    6,799             6,667
          Notes receivable                                                                            9,939            10,081
          Investment in and notes receivable from unconsolidated real estate partnerships             4,500             6,351
          Investment in direct financing and leveraged leases                                           143               209
          Estimated income tax receivable                                                               793               994
          Other assets                                                                                  441               811
                                                                                                 ----------        ----------
                       Total assets                                                              $   33,367        $   41,860
                                                                                                 ==========        ==========

LIABILITIES AND NET ASSETS

          Accrued compensation                                                                   $      960        $    1,245
          Accrued expenses and other liabilities                                                      1,038             1,021
          Liquidating distribution payable                                                                0             8,370
          Accrued self-insured workers compensation                                                   1,450             1,602
                                                                                                 ----------        ----------
                       Total liabilities                                                              3,448            12,238
                                                                                                 ----------        ----------

    Net assets in liquidation                                                                    $   29,919        $   29,622
                                                                                                 ==========        ==========


    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)                  1,674,086         1,674,086

    Net assets in liquidation per outstanding share                                              $    17.87        $    17.69
                                                                                                 ==========        ==========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
                   For the Thirteen Weeks Ended July 27, 2002
                             (Dollars in thousands)

                                                                               UNAUDITED
Net assets in liquidation at April 27, 2002                                     $29,622

Changes in estimated liquidation values of assets and liabilities                   297
                                                                                -------

Net assets in liquidation at July 27, 2002                                      $29,919
                                                                                =======

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

 Consolidated Statement of Earnings and Comprehensive Loss (Going-Concern Basis)

                       Thirteen Weeks Ended July 28, 2001
                  (Dollars in thousands, except per share data)

                                                                                  UNAUDITED
Revenues                                                                        $         0

           Cost of goods sold                                                             0
                                                                                -----------

Gross profit                                                                              0

           Selling, general and administrative expenses                                 276
                                                                                -----------

Operating loss                                                                         (276)

          Investment and interest income                                                445
          Other income                                                                    5
                                                                                -----------

                 Income  from continuing operations before income taxes                 174

Income tax expense                                                                       70
                                                                                -----------

                 Income from continuing operations                                      104

Discontinued operations:
      Loss from operations of the discontinued segments
      (less applicable income tax expense of $ 345)                                 (21,541)

      Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable income tax expense of $ 227)                                     354
                                                                                -----------

                    Net loss                                                        (21,083)

Other comprehensive income, net of income taxes:
      Unrealized holding gains arising during the period                                 82
                                                                                -----------

      Comprehensive loss                                                        $   (21,001)
                                                                                ===========


Basic and diluted loss per share from continuing operations                     $      0.06
Basic and diluted loss per share from discontinued operations                   $    (12.87)
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.        $      0.21
                                                                                -----------
            Basic and diluted loss per share                                    $    (12.60)
                                                                                ============

Weighted average common shares outstanding                                        1,674,086
Weighted average and common equivalent shares                                     1,674,086



See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statement of Cash Flows (Going-Concern Basis)

                       THIRTEEN WEEKS ENDED JULY 28, 2001
                             (Dollars in thousands)

                                                                                    UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings from continuing operations                                         $    104
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
             Net gain on sale of marketable securities                                    (8)
             Deferred tax provision                                                       (2)
             Other                                                                      (319)
    Changes in non-cash assets and liabilities, net of amounts sold:
             Income taxes payable                                                        250
             Other liabilities                                                            (1)
                                                                                ------------

                        Net cash provided by continuing operating activities              24
             Net cash provided by discontinued operations                              1,176
                        --------------------------------------------------------------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,200
                        --------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                        1,915
    Purchases of marketable securities and other investments                          (1,732)
                                                                                ------------

                        Net cash provided by continuing investing activities             183
             Net cash provided by discontinued operations                                 65
                        --------------------------------------------------------------------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                        248
                        --------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                        Net cash used in continuing financing activities                   0
             Net cash used in discontinued operations                                 (1,403)
                        --------------------------------------------------------------------
                        NET CASH USED IN  FINANCING ACTIVITIES                        (1,403)
                        --------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 45

Cash and cash equivalents at beginning of the period                                  12,237

             -------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $ 12,282
             ===============================================================================

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

NOTE (A) Divestiture of the Corporation's Operating Businesses and Other Assets
         ----------------------------------------------------------------------

         In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to divest all of its operations and then liquidate and dissolve the Corporation. Since then, as discussed below, the Corporation has disposed of all of its operations and is in the process of selling its remaining assets and settling remaining liabilities. The proceeds from this liquidation, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

         The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable more fully described in Note B.

         The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds and continues to hold some of the leases which it retained.

         On October 10, 2001, the Corporation sold all of the outstanding stock of its Ontario Foods, Inc. subsidiary, which constituted its Foods Division, to Associated Brands, Inc. ("ABI") for $27 million. Net of purchase price adjustments, the Corporation received $22.1 million in cash. The Corporation also took back a $2.25 million note and mortgage. The note and mortgage, together with $178,000 in cash paid by ABI, were placed in escrow for a period of eighteen months to cover any contingent liabilities or post-closing obligations of the Corporation. On April 5, 2002 ABI paid in full the $2.25 million note and mortgage so the $2.43 million escrow is now funded entirely by cash, which is invested in commercial bank money market funds.

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

Notes to Consolidated Financial Statements
-------------------------------------------

NOTE (B) Liquidation Basis of Accounting
         -------------------------------

         With the sale of its Foods Division, which is described in Note A, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Liquidation Basis of Accounting (continued)
         -------------------------------------------

         The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has generally traded or is expected to trade in the future.

         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of July 27, 2002.

         Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At July 27, 2002, substantially all cash balances were in excess of federally insured limits.

         Marketable securities available for sale - Presented at quoted market prices. The Corporation maintains a portfolio that consists predominantly of high quality corporate bonds which is managed by an independent third party. Valuation of the Corporation's marketable securities is based upon closing prices of their marketable securities, as provided by the investment manager, at July 27, 2002.

         Notes receivable - Stated at face value, which approximates fair value. As partial consideration for the Corporation's sale of Genesee Brewing Company, the Corporation received $11 million in notes receivable from the buyer. At July 27, 2002, these notes receivable totaled $9.9 million. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on the two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment, which occurred after the first quarter ended, was in accordance with the terms of the notes which required prepayment at such time as the buyer received proceeds from HUD financing. The Corporation's management believes the $4 million balance on the remaining note receivable to be fully collectible, and the interest rate on the note is considered to be at market; therefore, the face value of the note is considered to be fair value. The remaining $4 million note balance is payable as follows: $1 million due on December 15, 2002 and $3 million due on December 15, 2003.

         Investment in and notes receivable from unconsolidated real estate partnerships - Valued based on independent appraisals and management estimates:

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Liquidation Basis of Accounting (continued)
         -------------------------------------------

                  Clinton Square - The Corporation owned a 10% interest in Clinton Square, an office building located in Rochester, New York, and a related note receivable. On May 31, 2002, the Corporation sold both its ownership interest and related note receivable from Clinton Square for $2.4 million.

                  Limited Partnerships - The Corporation owns a 50% interest in a 408-unit apartment complex located in Syracuse and a 150-unit apartment complex located in Rochester, New York. The Corporation has obtained independent appraisals of the properties and management is currently engaged in negotiations with potential purchasers of the Corporation's interests in both properties. The fair market value at July 27, 2002 of the Corporation's investment in these properties was increased by $500,000 to $4.5 million to reflect management's estimate based on the independent appraisals and negotiations with potential purchasers.


         Investment in direct financing and leveraged leases - Presented at the present value of future lease payments of leases under renewal and the estimated fair value of all equipment under renewed and month-to-month leases.

         Estimated income tax receivable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates of future income, and the utilization of tax credits and carryforwards. Certain amounts included in the estimated income tax receivable are subject to audit by various taxing authorities. Management does not believe that the results of any audit will significantly alter this amount. During the first quarter of fiscal 2003 this amount was reduced by $200,000 related to Management's estimate of the net realizable value of its investment in the two apartment complexes mentioned above.

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

         During the first quarter of fiscal 2003, the accrued expenses and other liabilities estimate was increased by $350,000 as the result of preliminary audit findings from a New York State sales and use tax audit related to the Corporation's former brewing business.

         Accrued self-insured workers compensation - Based on an independent actuarial valuation, which has been rolled forward to quarter end. The Corporation is self-insured for workers compensation claims and has retained this liability for the subsidiaries that were sold. The Corporation is required to have a statutory standby letter of credit in the amount of $3.2 million for workers compensation claims. This letter of credit, which is renewed annually, has been collateralized by Corporation cash and is in effect through August 2003.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
-------------------------------------------

NOTE (B) Liquidation Basis of Accounting (continued)
         -------------------------------------------

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

Notes to Consolidated Financial Statements
-------------------------------------------

NOTE (C) Financial Statement Presentation
         --------------------------------

         Liquidation Basis Financial Statements

         The Corporation's Statement of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation for the thirteen weeks ended July 27, 2002 presented herein are unaudited. The April 27, 2002 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the specific statement date.

         Going-Concern Basis Financial Statements

         For the prior year thirteen week period ended July 28, 2001, all of the Corporation's subsidiary operating businesses are reported as discontinued operations with only the corporate segment reported as continuing operations. The Consolidated Statement of Earnings and Comprehensive Loss and the Consolidated Statement of Cash Flows are the only going-concern based financial statements that are included in this report.

         The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the year ended April 27, 2002. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note B to the accompanying consolidated financial statements. In the prior fiscal year the Corporation's operating businesses have been classified as discontinued operations and in the current fiscal year the Corporation had no operations. Therefore, there is no discussion of operations in this financial review.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - JULY 27, 2002
         -----------------------------------------------

         On August 26, 2002, the Corporation paid a partial liquidating distribution of $8,370,000, or $5.00 per share to shareholders of record on August 19, 2002. This distribution represented the fourth distribution paid to shareholders under the Corporation's plan of liquidation and dissolution. On May 17, 2002 the Corporation paid a partial liquidating distribution of $8,370,000, or $5.00 per share. On November 1, 2001 the Corporation paid a partial liquidating distribution of $21,763,000, or $13.00 per share. On March 1, 2001, the Corporation paid a partial liquidating distribution of $12,557,000 or $7.50 per share.

         The Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payment on the remaining promissory note described in Note B to the consolidated financial statements which accompany this report; (b) receives proceeds from the sale of the remaining assets of the Corporation and; (c) discharges contingent liabilities and post-closing obligations arising from the sale of its assets and other contingent liabilities. The length of time that will be required to wind-up the

         Corporation's affairs are uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation.

         The Corporation's cash and cash equivalents are invested in commercial bank money market funds. These funds are currently yielding approximately 1.8% per annum. Investment in money market funds is intended to earn a reasonable return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process.

         The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $6,799,000 at July 27, 2002. The investments in this portfolio include $1.4 million in money market funds, approximately $544,000 in U.S. treasury notes and government agency bonds with the balance invested in corporate bonds with a Moody's dollar weighted average rating of A1. The entire portfolio currently has a weighted average duration of approximately 1.56 years. The current yield to maturity is approximately 3%.

         During the quarter ended July 27, 2002, the Corporation received $140,000 in regular principal payments from High Falls under the promissory notes described in Note B to the accompanying consolidated financial statements. Also, as mentioned in Note B, the Corporation received $5.9 million in satisfaction of two High Falls bridge notes.

         On May 31, 2002, the Corporation received $2.4 million in proceeds from the sale of its ten percent interest in and note receivable from Clinton Square, which is described in Note A of the accompanying consolidated financial statements. This receipt of funds reduced the investment in and notes receivable from unconsolidated real estate partnerships line item in the Statement of Net Assets accordingly.

         The Corporation has obtained independent appraisals and is currently engaged in negotiations with potential purchasers of its two real estate investments that are described in Note B to the accompanying consolidate financial statements. As a result, the investment in and notes receivable from unconsolidated real estate partnerships line item and the estimated income tax receivable line item in the Statement of Net Assets were increased by $500,000 and decreased by $200,000, respectively.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Other assets were decreased during the first quarter of fiscal 2003 primarily as a result of the Corporation having received $168,000 in insurance refunds and having collected $94,000 from certain officers on outstanding loans. The remaining balance of these officer loans receivable is $73,000 at July 27, 2002.

         Accrued compensation as presented in the Statement of Net Assets decreased from its April 27, 2002 balance by approximately $300,000 as a result of the payment of expected compensation related costs. Accrued expenses and other liabilities increased by $17,000 as a result of the payment of $333,000 of expected costs and the increase of the accrual by $350,000 as the result of preliminary audit results from a New York State sales and use tax audit related to the Corporation's former brewing business.

         Forward-Looking Statements
         --------------------------

             This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution that will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk of default by the purchaser of the Corporation's brewing business on its payment and other obligations under the one remaining promissory note described in Note B to the consolidated financial statements which accompany this report; the possible extension of payment terms under the one remaining promissory note described in Note B to the consolidated financial statements related to the sale of the Corporation's brewing business; the possibility of delay in finding buyers and completing the divestiture of the remaining assets of the Corporation; the amounts that the Corporation is able to realize from the divestiture of the remaining assets of the Corporation; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, discharge of contingent liabilities, and the actual timing of the winding up and dissolution of the Corporation.


Item 4.  Controls and Procedures

         In September of 2002 the Corporation's President and Chief Financial Officer conducted an evaluation of the Corporation's disclosure controls and procedures and concluded that there were no material weaknesses. No significant changes have been made in the Corporation's internal controls and no corrective actions have been taken subsequent to the evaluation.

         The Corporation is in the process of adopting procedures for periodic evaluation of its disclosure controls and procedures.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.
                ---------
                99   Officer Certifications

         (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on July 31, 2002 to report information under Item 5 (Other Events).






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENESEE CORPORATION


Date:   9/9/02                      /s/ Mark W. Leunig
       ---------------              ---------------------------------------------------
                                    Mark W. Leunig
                                    Sr. Vice President and Chief Administrative Officer


Date:   9/9/02                      /s/ Steven M. Morse
       ---------------              ---------------------------------------------------
                                    Steven M. Morse
                                    Vice President and Chief Financial Officer

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


I, Stephen B. Ashley, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Genesee
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 9, 2002

                                     /s/ Stephen B. Ashley
                                     ------------------------------------------
                                     President



I, Steven M. Morse, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Genesee
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 9, 2002

                                     /s/ Steven M. Morse
                                     ------------------------------------------
                                     Vice President and Chief Financial Officer


EXPLANATORY NOTES REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Item 4 of the Form 10-Q General Instructions have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.