Form 10-Q
period 2002-10-26
GENESEE CORP
filed 2002-12-09
CIK 40934

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2002
                               ----------------
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statements Of Net Assets In Liquidation (Liquidation Basis)
                       October 26, 2002 and April 27, 2002
                  (Dollars in thousands, except per share data)

                                                                                                    UNAUDITED
                                                                                             OCTOBER 26, 2002     APRIL 27, 2002
                                                                                             ----------------     --------------
ASSETS

           Cash and cash equivalents                                                               $    3,716          $   11,147
           Restricted cash                                                                              5,600               5,600
           Marketable securities available for sale                                                     5,361               6,667
           Notes receivable                                                                             2,800              10,081
           Investment in and notes receivable from unconsolidated real estate partnerships                  0               6,351
           Investment in direct financing and leveraged leases                                             92                 209
           Estimated income tax receivable                                                                842                 994
           Other assets                                                                                   362                 811
                                                                                                   ----------          ----------
                       Total assets                                                                $   18,773          $   41,860
                                                                                                   ==========          ==========

LIABILITIES AND NET ASSETS

           Accrued compensation                                                                    $    1,025          $    1,245
           Accrued expenses and other liabilities                                                       1,156               1,021
           Liquidating distribution payable                                                                 0               8,370
           Accrued self-insured workers compensation                                                    1,361               1,602
                                                                                                   ----------          ----------
                       Total liabilities                                                                3,542              12,238
                                                                                                   ----------          ----------

    Net assets in liquidation                                                                      $   15,231          $   29,622
                                                                                                   ==========          ==========


    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)                    1,674,086           1,674,086

    Net assets in liquidation per outstanding share                                                $     9.10          $    17.69
                                                                                                   ==========          ==========



    See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
          For the Twenty Six and Thirteen Weeks Ended October 26, 2002
                             (Dollars in thousands)

                                                                                                               UNAUDITED

Net assets in liquidation at April 27, 2002                                                                     $ 29,622

Interest income                                                                                                      305

Changes in estimated liquidation values of assets and liabilities                                                     (8)
                                                                                                                --------

Net assets in liquidation at July 27, 2002                                                                        29,919

Liquidating distributions paid to shareholders                                                                   (13,393)

Interest income                                                                                                      299

Changes in estimated liquidation values of assets and liabilities                                                 (1,594)
                                                                                                                --------

Net assets in liquidation at October 26, 2002                                                                   $ 15,231
                                                                                                                ========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Comprehensive Loss
                       Nine Weeks Ended September 29, 2001
                  (Dollars in thousands, except per share data)





                                                                                                          UNAUDITED

Revenues                                                                                                $         0

           Cost of goods sold                                                                                     0
                                                                                                        -----------

Gross profit                                                                                                      0

           Selling, general and administrative expenses                                                         227
                                                                                                        -----------

Operating loss                                                                                                 (227)

          Investment and interest income                                                                        290
          Other income                                                                                            0
                                                                                                        -----------

                 Earnings  from continuing operations before income taxes                                        63

Income tax expense                                                                                               25
                                                                                                        -----------

                 Earnings from continuing operations                                                             38

Discontinued operations:
      Earnings from operations of the discontinued segments
       (less applicable income tax expense of                                                           $       387

      Loss on sale of the Foods Division (less applicable income tax benefit of $0)                          (1,166)

     Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable income tax benefit of $ 82)                                                             (122)
                                                                                                        -----------

                    Net loss before extraordinary item                                                         (863)

Extraordinary item - Loss from the exstinguishment of debt, net of income tax benefit of $ 257                 (385)
                                                                                                        -----------

                    Net loss                                                                                 (1,248)

Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                                                       75
                                                                                                        -----------

        Comprehensive loss                                                                              $    (1,173)
                                                                                                        ===========


Basic and diluted earnings per share from continuing operations                                         $      0.02
Basic and diluted earnings per share from discontinued operations                                       $      0.23
Basic and diluted loss per share from the sale of the Foods Division                                    $     (0.70)
Basic and diluted loss per share from disposal of Genesee Ventures, Inc.                                $     (0.07)
Basic and diluted loss per share from the extraordinary item                                            $     (0.23)
                                                                                                         -----------
            Basic and diluted loss per share                                                            $     (0.75)
                                                                                                        ===========

Weighted average common shares outstanding                                                                1,674,086
Weighted average and common equivalent shares                                                             1,674,086

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Comprehensive Loss
                    Twenty Two Weeks Ended September 29, 2001
                  (Dollars in thousands, except per share data)





                                                                                                         UNAUDITED

Revenues                                                                                                $         0

           Cost of goods sold                                                                                     0
                                                                                                        -----------

Gross profit                                                                                                      0

           Selling, general and administrative expenses                                                         503
                                                                                                        -----------

Operating loss                                                                                                 (503)

          Investment and interest income                                                                        735
          Other income                                                                                            5
                                                                                                        -----------

                 Earnings  from continuing operations before income taxes                                       237

Income tax expense                                                                                               95
                                                                                                        -----------

                 Earnings from continuing operations                                                            142

Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax expense of                                                           $   (21,154)

      Loss on sale of the Foods Division (less applicable income tax benefit of $0)                          (1,166)

      Adjustment to the loss on disposal of Genesee Ventures, Inc.
       (less applicable income tax expense of $ 145)                                                            232
                                                                                                        -----------

                    Net loss before extraordinary item                                                      (21,946)

Extraordinary item - Loss from the exstinguishment of debt, net of income tax benefit of $ 257                 (385)
                                                                                                        -----------

                    Net loss                                                                                (22,331)

Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                                                      157
                                                                                                        -----------

        Comprehensive loss                                                                              $   (22,174)
                                                                                                        ===========


Basic and diluted earnings per share from continuing operations                                         $      0.08
Basic and diluted loss per share from discontinued operations                                           $    (12.64)
Basic and diluted loss per share from the sale of the Foods Division                                    $     (0.70)
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.                                $      0.14
Basic and diluted loss per share from the extraordinary item                                            $     (0.23)
                                                                                                        -----------
            Basic and diluted loss per share                                                            $    (13.35)
                                                                                                        ===========

Weighted average common shares outstanding                                                                1,674,086
Weighted average and common equivalent shares                                                             1,674,086

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    TWENTY TWO WEEKS ENDED SEPTEMBER 29, 2001
                             (Dollars in thousands)

                                                                                                                UNAUDITED
                                                                                                                   2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings from continuing operations                                                          $              142
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
             Net gain on sale of marketable securities                                                               (8)
             Deferred tax provision                                                                                  (2)
             Extraordinary loss from early exstinguishment of debt                                                 (642)
             Other                                                                                                 (293)
    Changes in non-cash assets and liabilities, net of amounts sold:
             Income taxes payable                                                                                   545
                                                                                                     -------------------

                        Net cash used in continuing operating activities                                           (258)
             Net cash provided by discontinued operations                                                         2,078
                        ------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 1,820
                        ------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                                                   2,018
    Purchases of marketable securities and other investments                                                     (2,160)
                                                                                                     -------------------

                        Net cash used in continuing investing activities                                           (142)
                                                                                                     -------------------

                 Proceeds from sale of Foods Division                                                            22,079
                Other cash provided by discontinued operations                                                      535
                                                                                                     -------------------

             Net cash provided by discontinued operations                                                        22,614
                        ------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                                                22,472
                        ------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                        Net cash used in continuing financing activities                                              0
             Net cash used in discontinued operations                                                            (5,973)
                        ------------------------------------------------------------------------------------------------
                        NET CASH USED IN  FINANCING ACTIVITIES                                                   (5,973)
                        ------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                        18,319

Cash and cash equivalents at beginning of the period                                                             12,237

             -----------------------------------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                          $           30,556
             ===========================================================================================================

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A)          DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES AND
                  OTHER ASSETS

                  In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to divest all of its operations and then liquidate and dissolve the Corporation. Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions, after which the Corporation will be dissolved.

                  The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable more fully described in Note B.

                  The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. The Corporation continues to hold some of the leases which it retained after this sale.

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

                  On May 31, 2002, the Corporation sold its ten-percent interest in an office building located in Rochester, New York and a related note receivable from the building owner for $2.4 million in cash. In connection with this transaction, the purchasers have agreed to indemnify the Corporation for any liability arising from the Corporation's guaranty of half of a $5.5 million senior subordinated loan on the building.

                  On September 16, 2002, the Corporation sold its 50% interest in a 408-unit apartment complex located in Syracuse, New York and a 150-unit apartment complex located in Rochester, New York for a combined sales price of $4.5 million.

                  With the sale of its interest in the apartment complexes mentioned above, the Corporation completed the liquidation phase of its plan of liquidation and dissolution.

NOTE (B)          LIQUIDATION BASIS OF ACCOUNTING

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (B)          LIQUIDATION BASIS OF ACCOUNTING (CONTINUED)

                  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share presented in accordance with GAAP in the accompanying Statement of Net Assets in Liquidation does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those assets is distributed to shareholders. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the estimate of net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has generally traded or is expected to trade in the future.

                  General assumptions used and asset and liability values under the Liquidation Basis of Accounting

                  Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of October 26, 2002.

                  Cash and cash equivalents / restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At October 26, 2002, substantially all cash balances were in excess of federally insured limits.

                  Marketable securities available for sale - Presented at quoted market prices. The Corporation maintains a portfolio that consists predominantly of high quality corporate bonds which is managed by an independent third party. Valuation of the Corporation's marketable securities is based upon closing prices of their marketable securities, as provided by the investment manager, at October 26, 2002.

                  Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the Corporation's sale of Genesee Brewing Company, the Corporation received $11 million in notes receivable from the buyer. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from HUD financing. At October 26, 2002, the only amount remaining due to the Corporation is $4 million under a subordinated note receivable. The remaining $4 million note balance is due as follows: $1 million due on December 15, 2002 and $3 million due on December 15, 2003. However, the Corporation has been notified by High Falls that it will not be able to make the $1 million December 15, 2002 principal payment. The Corporation has adjusted the value of the subordinated note on the Statement of Net Assets in Liquidation to $2.8 million to reflect

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (B)          LIQUIDATION BASIS OF ACCOUNTING (CONTINUED)

                  management's current estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality.

                  Investment in direct financing and leveraged leases - Presented at the present value of future lease payments of leases under renewal and the estimated fair value of all equipment under renewed and month-to-month leases.

                  Estimated income tax receivable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates of future income, and the utilization of tax credits and carryforwards. Certain amounts included in the estimated income tax receivable are subject to audit by various taxing authorities. Management does not believe that the results of any audit will significantly alter this amount. During the first quarter of fiscal 2003 this amount was reduced by $200,000 related to the Corporation's sale of its investment in the two apartment complexes mentioned above.

                  Other assets - Valued based on management estimates.

                  Accrued compensation, accrued expenses, and other liabilities
                  - Based on management's estimate. These are the estimated costs to complete the Corporation's plan of liquidation and dissolution, and represent the estimated cash costs of operating the Corporation through its expected termination date, which is currently February 2004. These run-out costs, which were increased by $450,000 in the second quarter of fiscal 2003, include personnel, facilities, professional fees, and other related costs, and are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different from the amount that the Corporation has estimated.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



NOTE (C)          FINANCIAL STATEMENT PRESENTATION

                  Liquidation Basis Financial Statements

                  The Corporation's Statement of Net Assets in Liquidation as of October 26, 2002 and Statement of Changes in Net Assets in Liquidation for the twenty six and thirteen weeks ended October 26, 2002 presented herein are unaudited. The April 27, 2002 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

                  Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the specific statement date.

                  Going-Concern Basis Financial Statements

                  For the prior year nine and twenty two week periods ended September 29, 2001, all of the Corporation's subsidiary operating businesses are reported as discontinued operations with only the corporate segment reported as continuing operations. The Consolidated Statements of Earnings and Comprehensive Loss and the Consolidated Statements of Cash Flows are the only going-concern based financial statements that are included in this report.

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

                  LIQUIDITY AND CAPITAL RESOURCES  - OCTOBER 26, 2002
                  ---------------------------------------------------

                  On October 11, 2002, the Corporation paid a partial liquidating distribution of $5,022,000, or $3.00 per share, to shareholders of record on October 4, 2002. This distribution represented the fifth distribution paid to shareholders under the Corporation's plan of liquidation and dissolution. On August 26, 2002, the Corporation paid a partial liquidating distribution of $8,370,000, or $5.00 per share. On May 17, 2002 the Corporation paid a partial liquidating distribution of $8,370,000, or $5.00 per share. On November 1, 2001 the Corporation paid a partial liquidating distribution of $21,763,000, or $13.00 per share. On March 1, 2001, the
                  Corporation paid a partial liquidating distribution of $12,557,000 or $7.50 per share. Total distributions have amounted to $56,082,000, or $33.50 per share.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  LIQUIDITY AND CAPITAL RESOURCES  - OCTOBER 26, 2002
                  -------------------------------------------------------------
                   (continued)
                   -----------


                  The Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payment on the remaining promissory note described in Note B to the consolidated financial statements which accompany this report;
                  (b) receives the proceeds from the escrow account from the sale of the Foods Division, which is described below; and (c) discharges contingent liabilities and post-closing obligations arising from the sale of its assets and other contingent liabilities. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. Currently, management has estimated that the winding up and dissolution of the Corporation will be completed by February 2004.

                  Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less than is reported in the accompanying Statement of Net Assets in Liquidation.

                  The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds. These funds are currently yielding approximately 1.8% per annum. Investment in money market funds is intended to earn a reasonable return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process.

                  Restricted cash represents cash which the Corporation is temporarily unable to access. $2.4 million in restricted cash is being held in escrow, with a nationally chartered bank, for potential claims arising from the sale of the Corporation's Foods Division. The escrow is scheduled to expire on April 10, 2003. Upon expiration, the principal balance and all accrued interest in the escrow account is payable to the Corporation except to the extent that claims for post-closing liabilities arising from the sale of the foods business exceed $270,000. As of October 26, 2002, the total amount of all claims chargeable against the escrow account was less than $10,000.

                  $3.2 million in restricted cash is being held as collateral for a bank standby letter of credit, which provides financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Board") to maintain a $3.2 million standby letter of credit to provide financial assurance for self-insured workers compensation liability. The bank that issued the standby letter of credit has required the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank. Despite the lower $1.4 million actuarial valuation as of October 26, 2002 and the Corporation expectation that the actuarial valuation of workers compensation liability will decline over time as claims are paid, the Board will not review the $3.2 million financial security requirement until at least October 2004 and it is not currently known whether the Board will adjust the financial security requirement to an amount more consistent with the actuarial valuation of workers compensation liability. It is management's current expectation that the Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation.

                  The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $5,361,000 at October 26, 2002. The investments in this portfolio includes $763,000 in U.S. treasury notes and government agency bonds with the balance of $4,598,000 invested in corporate bonds with a Moody's dollar weighted average

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  LIQUIDITY AND CAPITAL RESOURCES  - OCTOBER 26, 2002
                  ---------------------------------------------------
                  (continued)
                  ------------

                  rating of Aa3. The portfolio currently has a weighted average duration of approximately 1.67 years. The current yield to maturity is approximately 3%.

                  During the first half of fiscal 2003, the Corporation received $6.1 million in principal payments from High Falls in satisfaction of two High Falls bridge notes described in Note B to the accompanying consolidated financial statements. The remaining $4 million note from High Falls bears interest at the rate of 12% per annum. Interest is paid quarterly and principal payments of $1 million and $3 million are due on December 15, 2002 and December 15, 2003, respectively. The December 15, 2003 principal payment can be extended by High Falls to December 15, 2005 if High Falls does not achieve certain contract brewing volume targets.

                  The $4 million note is subordinate to High Falls' senior bank debt and mezzanine financing. Under the terms of the senior debt agreements, in the event of a default by High Falls, the senior lenders could declare a standstill, which would prevent the Corporation from receiving principal and interest payments and enforcing its rights against collateral pledged by High Falls to secure the $4 million note. If the senior lenders were to declare a standstill, payments to the Corporation and the Corporation's rights as a secured creditor could be suspended indefinitely. The terms of the High Falls seller financing are detailed in exhibits to the Corporation's report on Form 8-K filed on January 2, 2001.

                  High Falls is currently in compliance with all of its obligations under its loan agreements with the Corporation. However, as mentioned in Note B of the accompanying consolidated financial statements, High Falls has notified the Corporation that it will not be able to make the $1 million December 15, 2002 principal payment, at which time High Falls would be out of compliance with the loan agreement. If High Falls does not make the December 15, 2002 principal payment, interest will begin to accrue at the default rate of 14% per annum. The Corporation has adjusted the value of the High Falls note on its Statement of Net Assets in Liquidation to $2.8 million to reflect management's current estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality.

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

                  On September 16, 2002, the Corporation sold its two real estate investments that are described in Note B to the accompanying consolidated financial statements for $4.5 million. This receipt of funds reduced the investment in and notes receivable from unconsolidated real estate partnerships line item in the Statement of Net Assets accordingly. Also, as a result of these sales the estimated income tax receivable line item in the Statement of Net Assets was decreased by $200,000.

                  Other assets decreased during the first half of fiscal 2003 primarily as a result of the Corporation having received $168,000 in insurance refunds and having collected $167,000 from certain officers on outstanding loans which have now been completely repaid.

                  Accrued compensation as presented in the Statement of Net Assets decreased from its April 27, 2002 balance by approximately $200,000. This decrease is as a result of the payment of compensation related costs of approximately $500,000 and an increase in the compensation component of the run-out accrual in this quarter by approximately $300,000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  LIQUIDITY AND CAPITAL RESOURCES  - OCTOBER 26, 2002
                  ---------------------------------------------------
                  (continued)
                  -----------

                  Accrued expenses and other liabilities increased by $135,000. This net increase is the result of the payment of $338,000 of incurred operating costs, the increase of an accrual by $350,000 which represents preliminary results from a New York State sales and use tax audit related to the Corporation's former brewing business, and an increase in the administrative component of the run-out accrual in this quarter by approximately $150,000.

                  The accrued self-insured workers compensation liability decreased by $241,000 in the first half of fiscal 2003 as a result of regular and expected payments on claims.

              Forward-Looking Statements
              --------------------------

                  This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution that will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk of default by High Falls Brewing Company LLC ("High Falls") on its payment and other obligations under the one remaining promissory note described in Note B to the consolidated financial statements which accompany this report; the possible extension of payment or renegotiation of terms under the remaining promissory note from High Falls described in Note B to the accompanying consolidated financial statements; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation to report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, discharge of contingent liabilities, and the actual timing of the winding up and dissolution of the Corporation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Item 4.       Controls and Procedures

              In accordance with Securities Exchange Act Rules, the Corporation's management, under the supervision of the President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Corporation concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

                (a)      Exhibits.
                         ---------

                          99       Officer Certifications

                (b) REPORTS ON FORM 8-K. The Corporation filed reports on Form 8-K on July 31, 2002, September 16, 2002, September 17, 2002, November 14, 2002, and December 3, 2002 to report information under Item 5 (Other Events).






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENESEE CORPORATION


Date:   12/9/02                    /s/ Stephen B. Ashley
       ---------------             --------------------------------------------
                                   Stephen B. Ashley
                                   President


Date:   12/9/02                    /s/ Steven M. Morse
       ---------------             --------------------------------------------
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 9, 2002

                                         /s/ Stephen B. Ashley
                                        ----------------------------------------
                                        President

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 9, 2002

                                 /s/ Steven M. Morse
                                -----------------------------------------------
                                Vice President and Chief Financial Officer