Form 10-Q
period 2003-01-25
GENESEE CORP
filed 2003-03-10
CIK 40934

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended January 25, 2003
                               ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

                         Commission File Number 0 - 1653
                                                --------

                               GENESEE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

STATE OF NEW YORK                            16-0445920
--------------------                         ----------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York            14614
---------------------------------------------------------           -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code    (585)  454-1250
                                                      ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
                                                  ---      ---

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                             Number of Shares
         Class                                                    Outstanding
         -----                                               ----------------

         Class A Common Stock (voting), par
         value $.50 per share                                         209,885

         Class B Common Stock (non-voting), par
         value $.50 per share                                       1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Statements Of Net Assets In Liquidation (Liquidation Basis)
                       January 25, 2003 and April 27, 2002
                  (Dollars in thousands, except per share data)

                                                                                                  UNAUDITED
                                                                                               JANUARY 25, 2003      APRIL 27, 2002
                                                                                               ----------------      --------------
ASSETS

           Cash and cash equivalents                                                            $    3,732               $   11,147
           Restricted cash                                                                           5,600                    5,600
           Marketable securities available for sale                                                  5,342                    6,667
           Notes receivable                                                                          2,800                   10,081
           Investment in and notes receivable from unconsolidated real estate partnerships               0                    6,351
           Investment in direct financing and leveraged leases                                          49                      209
           Estimated income tax receivable                                                             842                      994
           Other assets                                                                                332                      811
                                                                                                ----------               ----------
                       Total assets                                                             $   18,697               $   41,860
                                                                                                ==========               ==========
LIABILITIES AND NET ASSETS

           Accrued compensation                                                                 $      917               $    1,245
           Accrued expenses and other liabilities                                                      982                    1,021
           Liquidating distribution payable                                                              0                    8,370
           Accrued self-insured workers compensation                                                 1,260                    1,602
                                                                                                ----------               ----------
                       Total liabilities                                                             3,159                   12,238
                                                                                                ----------               ----------

    Net assets in liquidation                                                                   $   15,538               $   29,622
                                                                                                ==========               ==========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)                 1,674,086                1,674,086

    Net assets in liquidation per outstanding share                                             $     9.28               $    17.69
                                                                                                ==========               ==========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
        For the Thirty-Nine and Thirteen Weeks Ended January 25, 2003 and
           For the Seventeen and Thirteen Weeks Ended January 26, 2002
                             (Dollars in thousands)


                                                                                     UNAUDITED
Net assets in liquidation at April 27, 2002                                           $ 29,622
Liquidating distributions paid to shareholders                                         (13,393)
Interest income                                                                            604
Changes in estimated liquidation values of assets and liabilities                       (1,602)
                                                                                      --------
Net assets in liquidation at October 26, 2002                                           15,231
Interest income                                                                            239
Changes in estimated liquidation values of assets and liabilities                           68
                                                                                      --------
Net assets in liquidation at January 25, 2003                                         $ 15,538
                                                                                      ========

Net assets in liquidation at September 29, 2001                                       $ 59,086
Liquidating distributions payable to shareholders                                      (21,763)
Interest income                                                                            411
Changes in estimated liquidation values of assets and liabilities                          197
                                                                                      --------
Net assets in liquidation at October 27, 2001                                           37,931
Interest income                                                                            526
Changes in estimated liquidation values of assets and liabilities                         (915)
                                                                                      --------
Net assets in liquidation at January 26, 2002                                         $ 37,542
                                                                                      ========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Earnings and Comprehensive Loss
                    Twenty-Two Weeks Ended September 29, 2001
                  (Dollars in thousands, except per share data)

                                                                                     UNAUDITED

Revenues                                                                              $       0
           Cost of goods sold                                                                 0
                                                                                      ---------
Gross profit                                                                                  0
           Selling, general and administrative expenses                                     503
                                                                                      ---------
Operating loss                                                                             (503)
          Investment and interest income                                                    735
          Other income                                                                        5
                                                                                      ---------
                 Earnings from continuing operations before income taxes                    237
Income tax expense                                                                           95
                                                                                      ---------
                 Earnings from continuing operations                                        142

Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax expense of $714)                                     (21,154)
      Loss on sale of the Foods Division (less applicable income tax benefit of $257)    (1,551)
      Adjustment to the loss on disposal of Genesee Ventures, Inc.
      (less applicable income tax expense of $145)                                          232
                                                                                      ---------
                    Net loss                                                            (22,331)
Other comprehensive income, net of income taxes:
        Unrealized holding gains arising during the period                                  157
                                                                                      ---------
        Comprehensive loss                                                            $ (22,174)
                                                                                      =========
Basic and diluted earnings per share from continuing operations                       $    0.08
Basic and diluted loss per share from discontinued operations                         $  (12.64)
Basic and diluted loss per share from the sale of the Foods Division                  $   (0.93)
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.              $    0.14
                                                                                      ---------
            Basic and diluted loss per share                                          $  (13.35)
                                                                                      =========

Weighted average common shares outstanding                                            1,674,086
Weighted average and common equivalent shares                                         1,674,086


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    TWENTY-TWO WEEKS ENDED SEPTEMBER 29, 2001
                             (Dollars in thousands)

                                                                                         UNAUDITED
                                                                                           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings from continuing operations                                               $    142
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
             Net gain on sale of marketable securities                                          (8)
             Deferred tax provision                                                             (2)
             Other                                                                            (293)
    Changes in non-cash assets and liabilities, net of amounts sold:
             Income taxes payable                                                              545
                                                                                         ---------
                        Net cash used in continuing operating activities                       384
             Net cash provided by discontinued operations                                    1,436
                        --------------------------------------------------------------------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,820
                        --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                              2,018
    Purchases of marketable securities and other investments                                (2,160)
                                                                                         ---------
                        Net cash used in continuing investing activities                      (142)
                                                                                         ---------
                 Proceeds from sale of Foods Division                                       22,079
                 Other cash provided by discontinued operations                                535
                                                                                         ---------
             Net cash provided by discontinued operations                                   22,614
                        --------------------------------------------------------------------------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                           22,472
                        --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                        Net cash used in continuing financing activities                         0
             Net cash used in discontinued operations                                       (5,973)
                        --------------------------------------------------------------------------
                        NET CASH USED IN FINANCING ACTIVITIES                               (5,973)
                        --------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   18,319
Cash and cash equivalents at beginning of the period                                        12,237
             -------------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                               $ 30,556
             =====================================================================================

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (A) DIVESTITURE OF THE CORPORATION'S OPERATING BUSINESSES AND OTHER ASSETS

         In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to divest all of the Corporation's operations and then liquidate and dissolve the Corporation. Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions.

         The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable from High Falls, which are more fully described in Note B.

         The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. The Corporation continues to hold some of the leases, which it retained after this sale.

         The Corporation sold its Foods Division in October 2001 to Associated Brands, Inc. ("ABI") for $27 million. Net of purchase price adjustments, the Corporation received $22.1 million in cash. The Corporation also took back a $2.25 million note and mortgage. The note and mortgage, together with $178,000 in cash paid by ABI, were placed in escrow for a period of eighteen months to cover any contingent liabilities or post-closing obligations of the Corporation. In April 2002, ABI paid in full the $2.25 million note and mortgage so the $2.43 million escrow is now funded entirely by cash, which is invested in commercial bank money market funds.

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

         On September 16, 2002, the Corporation sold its 50% interests in a 408-unit apartment complex located in Syracuse, New York and a 150-unit apartment complex located in Rochester, New York for a combined sales price of $4.5 million.

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

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (B) LIQUIDATION BASIS OF ACCOUNTING (CONTINUED)

         The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share presented in accordance with GAAP in the accompanying Statement of Net Assets in Liquidation does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those assets is distributed to shareholders. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the estimate of net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has traded or is expected to trade in the future.

         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of January 25, 2003.

         Cash and cash equivalents / restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At January 25, 2003, substantially all cash balances were in excess of federally insured limits.

         Marketable securities available for sale - Presented at quoted market prices. The Corporation maintains a portfolio that consists predominantly of high quality corporate bonds which is managed by an independent third party investment manager. Valuation of the Corporation's marketable securities is based upon closing prices of the marketable securities, as provided by the investment manager, at January 25, 2003.

         Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business, the Corporation received $11 million in notes receivable from High Falls. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. At January 25, 2003, the amount remaining due to the Corporation from High Falls is $4 million under a subordinated note receivable with an original face amount of $4.5 million. The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002 and is currently in

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (B) LIQUIDATION BASIS OF ACCOUNTING (CONTINUED)

         default under the terms of the remaining High Falls note. The Corporation is currently engaged in discussions with High Falls regarding possible restructuring of the High Falls note. The Corporation has adjusted the value of the remaining balance of the High Falls note on the Statement of Net Assets in Liquidation to $2.8 million to reflect management's current estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality.

         Investment in direct financing and leveraged leases - Presented at the present value of future lease payments of leases renewed for a fixed term and the estimated fair value of all equipment under renewed and month-to-month leases.

         Estimated income tax receivable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates for future income, the utilization of tax credits, carryforwards and carrybacks. Certain amounts included in the estimated income tax receivable are subject to audit by both state and federal taxing authorities. The Corporation has requested accelerated audits from both state and federal taxing authorities for the tax years ending April 27, 2002, April 28, 2001, and April 29, 2000. The net receivable is an estimation of the accumulation of the payments and refunds expected in the future. Because tax returns are filed utilizing estimates and management's reasonable interpretation of applicable rules, the actual results after a tax audit can be different from amounts initially filed. Based upon all known facts, management has made an estimation of the range of probable outcomes after the audits referred to above have been completed. The tax receivable on the Statement of Net Assets is management's estimate of the most probable point within the range. Such estimations are often updated as additional information becomes available.

         Due to the numerous significant business dispositions that occurred during the years which are to be audited, management believes it is probable that the results of the aforementioned audits may increase or decrease the amount of income tax receivable recorded in the Statement of Net Assets by up to approximately $400,000. The Corporation may also incur additional professional fees as a result of these audits.

         During the first quarter of fiscal 2003 the estimated income tax receivable was reduced by $200,000 related to the Corporation's sale of its investment in the two apartment complexes mentioned in Note A.

         Other assets - Valued based on management estimates.

         Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's plan of liquidation and dissolution, and represent the estimated cash costs of operating the Corporation through the expected completion date, which has been extended to April 2004 from February 2004. These run-out costs include personnel, facilities, professional fees, and other related costs, and are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. The run-out costs estimate was increased by $450,000 in the second quarter of fiscal 2003 to reflect management's revised estimate of these costs and by $200,000 in the third quarter of fiscal 2003 to reflect the extension of the expected completion date to April 2004. Given that there is inherent uncertainty in the estimation process, actual results could be materially different from the amount that the Corporation has estimated.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (B) LIQUIDATION BASIS OF ACCOUNTING (CONTINUED)

         During the first quarter of fiscal 2003, the accrued expenses and other liabilities estimate was increased by $350,000 as the result of preliminary audit findings from a New York State sales and use tax audit related to the Corporation's former brewing business. During the third quarter of fiscal 2003, the preliminary audit findings were modified by New York State resulting in a decrease in this liability by $115,000.

         Liquidating Distribution Payable - Exists when the Corporation has declared a partial liquidating distribution prior to the date of the statement of net assets in liquidation with such distribution to be paid subsequent to the statement date. This amount is calculated by multiplying the number of outstanding Class A and Class B shares by the declared dollar per share amount.

         Accrued self-insured workers compensation - Based on an independent actuarial valuation. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold.

         Contingent liabilities - As with any operating business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying consolidated financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying consolidated financial statements.

NOTE (C) FINANCIAL STATEMENT PRESENTATION

         Liquidation Basis Financial Statements

         The Corporation's Statement of Net Assets in Liquidation as of January 25, 2003 and Statement of Changes in Net Assets in Liquidation for the thirty-nine and thirteen weeks ended January 25, 2003, and the for the seventeen and thirteen weeks ended January 26, 2002 presented herein are unaudited. The April 27, 2002 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

         Going-Concern Basis Financial Statements

         For the twenty-two week period ended September 29, 2001, all of the Corporation's subsidiary operating businesses are reported as discontinued operations with only the corporate segment reported as continuing operations. The Consolidated Statements of Earnings and Comprehensive Loss and the Consolidated Statements of Cash Flows are the only going-concern based financial statements that are included in this report.

         The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended April 27, 2002. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES


NOTE (C) FINANCIAL STATEMENT PRESENTATION (CONTINUED)

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 no longer requires that gains and losses on the early extinguishment of debt be classified as an extraordinary item. The Corporation has reclassified such extraordinary items presented on its consolidated statement of earnings and comprehensive loss in prior periods. The remaining provisions of Statement No. 145 did not have a material effect on the Corporation's financial position or results of operations.

NOTE (D) SUBSEQUENT EVENT

         On February 21, 2003, the Corporation's Board of Directors declared a sixth partial liquidating distribution in the amount of $4,185,000, or $2.50 per share, payable on March 17, 2003 to Class A and Class B shareholders of record on March 10, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note B to the accompanying consolidated financial statements. In the prior fiscal year the Corporation's operating businesses have been classified as discontinued operations and in the current fiscal year the Corporation had no operations. Therefore, there is no discussion of operations in this financial review.

         LIQUIDITY AND CAPITAL RESOURCES - JANUARY 25, 2003

         Liquidating distributions have been paid to shareholders under the Corporation's plan of liquidation and dissolution as follows:



                                                            AMOUNT                    AMOUNT
                   DATE PAID                           DISTRIBUTED                 PER SHARE
                   ---------                           -----------                 ---------
                March 1, 2001                          $12,557,000                     $7.50
                November 1, 2001                        21,763,000                     13.00
                May 17, 2002                             8,370,000                      5.00
                August 26, 2002                          8,370,000                      5.00
                October 11, 2002                         5,023,000                      3.00
                                                         ---------                      ----
                                   TOTAL               $56,083,000                    $33.50
                                                       ===========                    ======


         On February 21, 2003, the Corporation's Board of Directors declared a sixth partial liquidating distribution in the amount of $4,185,000, or $2.50 per share, payable on March 17, 2003 to shareholders of record on March 10, 2003.

         Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities, the Corporation expects to pay additional liquidating distributions as the Corporation:
         (a) receives payment on the remaining promissory note described in Note B to the consolidated financial statements which accompany this report;
         (b) receives the proceeds from the escrow account from the sale of the Foods Division, which is described below; and (c) is allowed to reduce the financial assurance for its self-insured workers compensation liability described below. The length of time

                              GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         LIQUIDITY AND CAPITAL RESOURCES - JANUARY 25, 2003 (CONTINUED)

         that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. Management currently estimates that the Corporation's plan of liquidation and dissolution will be completed by April 2004.

         Notwithstanding the Corporation's current estimate that the plan of liquidation and dissolution will be completed by April 2004, the Corporation currently expects that the net realizable value of certain assets will not be distributable to shareholders and certain of the Corporation's liabilities, including the workers compensation liability described below, will not be discharged by that date. All such assets and liabilities will be retained by the dissolved Corporation or transferred to a post-dissolution entity to be held for the benefit of the Corporation's shareholders and will be distributed to shareholders as the net realizable value of such retained assets become distributable after discharging any retained liabilities.

         Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less than is reported in the accompanying Statement of Net Assets in Liquidation.

         The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds. These funds are currently yielding approximately 1.2% per annum. Investment in money market funds is intended to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process.

         Restricted cash represents cash which the Corporation is temporarily unable to access. $2.4 million in restricted cash is being held in escrow by a nationally chartered bank to cover potential claims arising from the sale of the Corporation's Foods Division. The escrow is scheduled to expire on April 5, 2003. Upon expiration, the principal balance and all accrued interest in the escrow account is payable to the Corporation except to the extent that claims for post-closing liabilities arising from the sale of the Foods Division exceed $250,000. As of January 25, 2003, the total amount of all claims chargeable against the escrow account was less than $10,000.

         $3.2 million in restricted cash is being held in a money-market account with a commercial bank as collateral for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Board") to maintain the $3.2 million standby letter of credit, which is in effect through August 2003. The Corporation expects to renew this letter of credit or obtain a replacement standby letter of credit in a like amount from another commercial bank if the current letter of credit is not renewed. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank. Despite a $1.3 million actuarial valuation of the Corporation's workers compensation liability as of January 25, 2003 and the Corporation's expectation that the actuarial valuation of its workers compensation liability will decline over time as claims are paid, the Board will not review the $3.2 million financial security requirement until at least December 2003 and it is not currently known whether the Board will adjust the financial security requirement to an amount more consistent with the actuarial valuation of workers compensation liability. It is management's current expectation that the Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         LIQUIDITY AND CAPITAL RESOURCES - JANUARY 25, 2003 (CONTINUED)

         The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $5,342,000 at January 25, 2003. The investments in this portfolio include $819,000 in U.S. treasury notes and government agency bonds with the balance of $4,523,000 invested in corporate bonds. The portfolio at January 25, 2003 has a Moody's dollar weighted average rating of A1. The portfolio currently has a weighted average duration of approximately 1.44 years. The current weighted average yield to maturity is approximately 2.47%.

         During the first two quarters of fiscal 2003, the Corporation received $6.1 million in principal payments from High Falls in full satisfaction of two High Falls bridge notes described in Note B to the accompanying consolidated financial statements. The remaining $4 million note receivable from High Falls bears interest at the rate of 12% per annum; however, interest is currently accruing at the default rate of 14% per annum as a result of the default by High Falls on the December 15, 2002 $1 million principal payment. Interest is paid quarterly. The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002. As a result of this default, the Corporation is engaged in discussions with High Falls regarding the possible restructuring of the note. The December 15, 2003 principal payment can be extended by High Falls to December 15, 2005 if High Falls does not achieve 2.5 million barrels of contract brewing volume as measured from December 15, 2000 through December 15, 2003. High Falls has certified to the Corporation that as of December 31, 2002, it has achieved 2,153,946 barrels of contract brewing volume since December 15, 2000.

         The $4 million note is subordinate to High Falls' senior bank debt and mezzanine financing. Under the terms of the senior debt agreements, in the event of a default by High Falls, the senior lenders could declare a standstill, which would prevent the Corporation from receiving principal and interest payments and enforcing its rights against collateral pledged by High Falls to secure the $4 million note. If the senior lenders were to declare a standstill, payments to the Corporation and the Corporation's rights against collateral pledged to secure the note could be suspended indefinitely. The terms of the High Falls seller financing are detailed in exhibits to the Corporation's report on Form 8-K filed on January 2, 2001.

         During the second quarter of fiscal 2003, the Corporation adjusted the value of the High Falls note on its Statement of Net Assets in Liquidation to $2.8 million to reflect management's current estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality. This adjustment had no effect on the estimated income tax receivable amount presented in the Statement of Net Assets in Liquidation.

         In the first quarter of fiscal 2003, the Corporation received $2.4 million in proceeds from the sale of its ten percent interest in and note receivable from Clinton Square, which is described in Note A of the accompanying consolidated financial statements. This receipt of funds reduced the investment in and notes receivable from unconsolidated real estate partnerships line item in the Statement of Net Assets accordingly.

         In the second quarter of fiscal 2003, the Corporation sold its two real estate investments that are described in Note A to the accompanying consolidated financial statements for $4.5 million. This receipt of funds reduced the investment in and notes receivable from unconsolidated real estate partnerships line item in the Statement of Net Assets accordingly. Also, as a result of these sales the estimated income tax receivable line item in the Statement of Net Assets was decreased by $200,000.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         LIQUIDITY AND CAPITAL RESOURCES - JANUARY 25, 2003 (CONTINUED)

         Other assets decreased during the first three quarters of fiscal 2003 primarily as a result of prepaid insurance amortization, the receipt of $168,000 in insurance refunds, and the collection of $167,000 from certain officers on outstanding loans, which have now been completely repaid.

         Accrued compensation as presented in the Statement of Net Assets decreased from its April 27, 2002 balance by $328,000. This decrease is a result of the payment of compensation related costs of approximately $600,000 and an increase in the compensation component of the run-out accrual in the second quarter by approximately $300,000.

         Accrued expenses and other liabilities decreased by $39,000 from its April 27, 2002 balance. This net decrease is primarily the result of the payment of $551,000 of incurred operating costs, the increase of an accrual by $235,000 which represents modified preliminary results from a New York State sales and use tax audit related to the Corporation's former brewing business, and an increase in the administrative component of the run-out accrual in the second and third quarters by approximately $150,000 and $200,000, respectively.

         The accrued self-insured workers compensation liability decreased by $342,000 in the first three quarters of fiscal 2003 as a result of regular and expected payments on claims.


         FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution that will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the amount and timing of payments to the Corporation by High Falls Brewing Company LLC ("High Falls") under the remaining promissory note described in Note B to the consolidated financial statements which accompany this report; the possible extension of payment or renegotiation of terms as a result of the default by High Falls under that note; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation to report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations,

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FORWARD-LOOKING STATEMENTS (CONTINUED)

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


Item 4.  Controls and Procedures

         In accordance with Securities Exchange Act of 1934 rules, the Corporation's management, under the supervision of the President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Corporation concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      EXHIBITS.

                  99       Officer Certifications

         (b)      REPORTS ON FORM 8-K. The Corporation filed reports on
                  Form 8-K on November 14, 2002, December 3, 2002 and December 24, 2002 to report information under Item 5 (Other Events).






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENESEE CORPORATION


Date:   3/7/03                        /s/ Stephen B. Ashley
       --------------------           ------------------------------------
                                      Stephen B. Ashley
                                      President


Date:   3/7/03                        /s/ Steven M. Morse
       -------------------            ------------------------------------
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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date:  March 7, 2003

                                   /s/ Stephen B. Ashley
                                   --------------------------------------------
                                   President

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date:  March 7, 2003

                                     /s/ Steven M. Morse
                                     ------------------------------------------
                                     Vice President and Chief Financial Officer