Form 10-K
period 2003-05-03
GENESEE CORP
filed 2003-07-31
CIK 40934

                                                               Index to Exhibits
                                                                  at Page 48

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:             May 3, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to __________________

                         Commission File Number:        0-1653

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                   16-0445920
------------------------------------------          ----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York            14614
--------------------------------------------------------     -------------------
(Address of principal executive offices)                          (zip code)

Registrant's Telephone Number, including area code:             (585) 454-1250
                                                             -------------------

Securities Registered Pursuant to Section 12(b) of the Act          NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)     Yes [ ]    No [x]

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on October 25, 2002, the last business day of the fiscal 2003 second quarter, was $778,411.

The number of shares outstanding of each of the registrant's classes of common stock as of July 11, 2003 was:

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

         On October 19, 2000, the Corporation's shareholders approved a plan to liquidate and dissolve the Corporation. Pursuant to this plan, the Corporation has now liquidated all of its operating businesses and its real estate investments, as follows:

                  On December 15, 2000, the Corporation sold substantially all of the assets and certain liabilities of its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million, of which $16.2 million was paid in cash and $11.0 million by notes receivable from High Falls. At May 3, 2003, the amount remaining due the Corporation from High Falls is $4 million under a subordinated note receivable with an original face amount of $4.5 million. This note is currently in default as High Falls failed to make a $1 million principal payment to the Corporation on December 15, 2002. The Corporation is currently in discussions with High Falls regarding the restructuring of this remaining note in connection with the possible recapitalization of High Falls Brewing Company. For further information on the Corporation's estimate of this note's fair value see item 7.

                  On December 28, 2000, the Corporation's equipment leasing subsidiary, Cheyenne Leasing Company ("Cheyenne") sold a significant portion of its lease portfolio for $15.3 million, generating net cash proceeds to the Corporation of $12.8 million. Cheyenne retained a small portion of its lease portfolio which it will continue to manage for the duration of the respective lease terms. As of July 11, 2003, there were approximately 10 leases remaining in Cheyenne's portfolio.

                  On October 10, 2001, the Corporation sold all of the outstanding stock of its Ontario Foods, Incorporated, subsidiary, which constituted its Foods Division, to Associated Brands, Inc. ("ABI") for $27 million. Net of purchase price adjustments, the Corporation received $22.1 million in cash. The Corporation also took back a $2.25 million note and mortgage. The note and mortgage, together with $178,000 in cash paid by ABI, were placed in escrow for a period of eighteen months to cover any contingent liabilities or post-closing obligations of the Corporation. On April 5, 2002 ABI paid in full the $2.25 million note and mortgage with the proceeds being placed in the escrow account. On April 9, 2003 all but $25,000 of the escrow account, which was retained for claims presented by ABI against the escrow, was released to the Corporation. In May 2003, the escrow account was closed with $10,277 paid to ABI and the balance paid to the Corporation.

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

         Under the plan of liquidation and dissolution, the Corporation has paid to Class A and Class B shareholders seven liquidating distributions totaling $62.8 million, or $37.50 per share.

         With the sale of the Foods Division, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

              Employees. As of May 3, 2003, the Corporation employed 3 people.

Item 2.       Properties

              None

Item 3.       Legal Proceedings

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              There were no matters submitted to a vote of security holders during the fiscal quarter ended May 3, 2003.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

              The Corporation's Class B Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol GENBB. As of July 11, 2003, the number of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 87 and 810, respectively. There is no established public trading market for the Corporation's Class A stock, which has generally traded within the same range as Class B stock. The price for the Class B stock as reported by NASDAQ and the liquidating distributions paid per share on Class A and B stock for each quarter for the past two years are shown below:

                              FISCAL YEAR ENDED MAY 3, 2003                 FISCAL YEAR ENDED APRIL 27, 2002
                               Market Price         Liquidating              Market Price          Liquidating
   UNAUDITED               High            Low      Distribution          High           Low      Distribution
--------------------------------------------------------------------------------------------------------------
First Quarter            $ 21.90          15.51         5.00            $ 26.80         23.00          .00
Second Quarter             17.51           6.91         8.00              29.75         19.85          .00
Third Quarter               9.84           7.52          .00              29.75         15.98        13.00
Fourth Quarter              9.96           4.85         4.00              20.20         18.65          .00
--------------------------------------------------------------------------------------------------------------

After paying a regular quarterly dividend of $.35 per share on June 1, 2000, the Board of Directors suspended the payment of quarterly dividends, choosing instead to make liquidating distributions as and when feasible under the plan of liquidation and dissolution approved by shareholders.

Item 6.       Selected Financial Data

              The selected historical financial data included in the table below as of May 3, 2003, April 27, 2002, the twenty two weeks ended September 29, 2001 and for the three fiscal years ended April 28, 2001 is derived from the consolidated financial statements of the Corporation and should be read in conjunction herewith. As described in Note 1 to the accompanying consolidated financial statements, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Therefore, information in the May 3, 2003, April 27, 2002 and September 29, 2001 columns below follow this basis of accounting. The information for the three years ended April 28, 2001 follows the going-concern basis of accounting.

                                                                                                           YEARS ENDED
                                                     May 3,     April 27,      Sept. 29,        ----------------------------------
                                                      2003        2002           2001           4/28/01       4/29/00      5/1/99
                                                   -------------------------------------------------------------------------------
Net Revenues From Continuing Operations                 N/A          N/A       $      0         $     0       $     0     $      0
Net (Loss)/Earnings From Continuing Operations          N/A          N/A            142          (1,120)         (897)         265
Net (Loss)/Earnings From Discontinued
Operations                                              N/A          N/A        (22,473)         (1,294)       (2,503)       2,198
Total Assets                                       $ 15,935     $ 41,860            N/A          81,665        95,771      143,953
Total Long Term Debt                                    N/A          N/A            N/A           5,973         6,273        4,761
Net Assets in Liquidation                             8,377       29,622         59,086             N/A           N/A          N/A
Basic (Loss)/Earnings Per Share From
Continuing Operations                                   N/A          N/A            .08            (.69)         (.55)         .16
Basic (Loss)/Earnings Per Share From
Discontinued Operations                                 N/A          N/A         (13.43)           (.79)        (1.55)        1.36
Diluted (Loss)/Earnings Per Share From
Continuing Operations                                   N/A          N/A            .08            (.69)         (.55)         .16
Diluted (Loss)/Earnings Per Share From
Discontinued Operations                                 N/A          N/A         (13.43)           (.79)        (1.55)        1.36
Cash Dividends Per Share                              17.00        13.00           0.00            7.85          1.40         1.80

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

LIQUIDITY AND CAPITAL RESOURCES - MAY 3, 2003

         Liquidating distributions have been paid to Class A and Class B shareholders under the Corporation's plan of liquidation and dissolution as follows:

                                          AMOUNT                    AMOUNT
   DATE PAID                           DISTRIBUTED                 PER SHARE
   ---------                           -----------                 ---------
March 1, 2001                          $12,557,000                   $ 7.50
November 1, 2001                        21,763,000                    13.00
May 17, 2002                             8,370,000                     5.00
August 26, 2002                          8,370,000                     5.00
October 11, 2002                         5,023,000                     3.00
March 17, 2003                           4,185,000                     2.50
April 28, 2003                           2,511,000                     1.50
                                       -----------                   ------
                   TOTAL               $62,779,000                   $37.50
                                       ===========                   ======

         Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payment on the remaining promissory note described in Note 1 to the accompanying consolidated financial statements which accompany this report; (b) is allowed to reduce the financial assurance for its self-insured workers compensation liability described below; (c) reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. While Management has targeted that the Corporation's plan of liquidation and dissolution will be completed by April 2004, there will be a further phase required to wind up its business, necessitated by certain assets and liabilities having a longer maturity or term. While the duration of this additional phase is unknown, there will be costs associated with it. The Corporation has estimated the present value of those costs at $300,000 and has recorded this amount in the accompanying Statement of Net Assets in Liquidation at May 3, 2003.

         As a result of certain assets and liabilities having a maturity or term beyond April 2004, the Corporation currently expects that the net realizable value of certain assets will not be distributed to shareholders and certain of the Corporation's liabilities, including the workers compensation liability described below, will not be discharged by that date. All such assets and liabilities will be retained by the dissolved Corporation or transferred to a post-dissolution entity to be held for the benefit of the Corporation's shareholders and will be distributed to shareholders as the net realizable values of such retained assets become distributable after discharging any retained liabilities.

         Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations (continued)

         The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.1% per annum. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at May 3, 2003; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

         Restricted cash represents cash which the Corporation is temporarily unable to access. During April 2003 the Corporation received $2.4 million upon the expiration of an escrow account established in connection with the sale of its Foods Division in October 2001. A balance of $25,000 remained in escrow at May 3, 2003 for claims presented by the buyer of the Foods Division against the escrow. These claims were resolved in May 2003 and the escrow account was closed with the proceeds distributed accordingly. As a result, the restricted cash reflected on the accompanying Statement of Net Assets in Liquidation was reduced accordingly.

         Restricted cash in the amount of $3.2 million is being held in a money-market account with a commercial bank as collateral for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the $3.2 million standby letter of credit, which is in effect through August 2003. The Corporation expects to renew this letter of credit or obtain a replacement standby letter of credit in a like amount from another commercial bank if the current letter of credit is not renewed. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank. Despite a $1.5 million actuarial valuation of the Corporation's workers compensation liability as of May 3, 2003 and the Corporation's expectation that the actuarial valuation of its workers compensation liability will decline over time as claims are paid, the Compensation Board will not review the $3.2 million financial security requirement until at least December 2003 and it is not currently known whether the Compensation Board will adjust the financial security requirement to an amount more consistent with the actuarial valuation of workers compensation liability. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation.

         The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $3,010,000 at May 3, 2003. The investments in this portfolio include $311,000 in U.S. government agency bonds with the balance of $2,699,000 invested in corporate bonds. The portfolio at May 3, 2003 has a Moody's dollar weighted average rating of A1. The portfolio currently has a weighted average duration of approximately 1.22 years. The current weighted average yield to maturity is approximately 1.91%.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations (continued)

         During fiscal 2003, the Corporation received $6.1 million in principal payments from High Falls in full satisfaction of two High Falls bridge notes described in Note 1 to the accompanying consolidated financial statements. The remaining $4 million note receivable from High Falls bears interest at the rate of 12% per annum; however, interest is currently accruing at the default rate of 14% per annum as a result of the default by High Falls on the December 15, 2002 $1 million principal payment. Interest is payable quarterly. The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. As mentioned above, High Falls did not make the $1 million principal payment due on December 15, 2002. As a result of this default, the Corporation is currently in discussions with High Falls regarding the restructuring of this remaining note in connection with the possible recapitalization of High Falls Brewing Company. The December 15, 2003 principal payment can be extended by High Falls to December 15, 2005 if High Falls does not achieve 2.5 million barrels of contract brewing volume as measured from December 15, 2000 through December 15, 2003. High Falls, which is required to certify its contract brewing volume annually, has certified to the Corporation that as of December 31, 2002, it has achieved 2,153,946 barrels of contract brewing volume since December 15, 2000.

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

         During the second quarter of fiscal 2003, the Corporation adjusted the value of the High Falls note on its Statement of Net Assets in Liquidation to $2.8 million to reflect management's current estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality. At May 3, 2003, the fair value of this note receivable remains at $2.8 million. This adjustment had no effect on the estimated income tax payable amount presented in the Statement of Net Assets in Liquidation.

         Investment in and notes receivable from unconsolidated real estate partnerships decreased by $6,351,000 to $0 at fiscal year end. In the first quarter of fiscal 2003, the Corporation received $2.4 million in proceeds from the sale of its ten percent interest in, and note receivable from, Clinton Square, which is described in Note 7 of the accompanying consolidated financial statements. This receipt of funds reduced the investment in and notes receivable from unconsolidated real estate partnerships line item in the Statement of Net Assets accordingly.

         In the second quarter of fiscal 2003, the Corporation sold its two real estate investments that are described in Note 7 to the accompanying consolidated financial statements for $4.5 million. As a result of obtaining this $4.5 million sales price, the value of these real estate investments was increased in the first quarter of fiscal 2003 by approximately $500,000, pre-tax. This receipt of funds reduced the investment in and notes receivable from unconsolidated real estate partnerships line item in the Statement of Net Assets accordingly. Also, as a result of these sales the estimated income tax receivable line item in the Statement of Net Assets was decreased by $200,000.

         Other assets decreased during fiscal 2003 primarily as a result of prepaid insurance amortization, the receipt of $168,000 in insurance refunds, and the collection of $167,000 from certain officers on outstanding loans, which have now been completely repaid.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations (continued)

         Combined accrued compensation and accrued expenses and other liabilities as presented in the Statement of Net Assets in Liquidation decreased from its April 27, 2002 balance by $867,000. This decrease is a result of the payment of compensation related costs and operating costs of approximately $2.0 million and an increase in the run-out and additional winding-up phase accruals in the second, third and fourth quarters by $450,000, $200,000 and $539,000 respectively.

         During fiscal 2003, the estimated net income tax receivable of $994,000 at April 27, 2002 became an estimated net income tax payable of $4.7 million at fiscal year end. This change from asset to liability resulted from approximately $5.5 million of tax refunds being received by the Corporation during the year and from the $200,000 reduction related to the real estate investment sales noted above. The $4.7 million net income tax payable is an estimation of the accumulation of the payments and refunds expected in the future and reflect the estimated impact on cash flow under an orderly liquidation scenario.

         The accrued self-insured workers compensation liability decreased by $107,000 during fiscal 2003 as a result of regular and expected payments on claims of $357,000 and a $250,000 increase in the liability as a result of an independent actuarial valuation prepared at fiscal year end.

SUMMARY OF CONTINUING AND DISCONTINUED OPERATIONS - GOING CONCERN BASIS

         As a result of the sale of the Corporation's Foods Division in October 2001 (which is described in Item 1 and in Note 7 to the consolidated financial statements which accompany this report), the operations of the Foods Division have been classified as discontinued operations for all periods presented leaving only corporate expenses and investment related income in continuing operations.

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

         The Corporation reported a net loss from discontinued operations of $22.5 million, or $13.43 basic and diluted loss per share, for the twenty-two weeks ended September 29, 2001, compared to a net loss from discontinued operations of $1.3 million, or $.79 basic and diluted loss per share, for fiscal 2001. This unfavorable variance is primarily related to the $21.8 million Foods Division impairment charge that was reported in the first quarter of fiscal 2002 and the loss on the sale of the Foods Division reported in the second quarter of fiscal 2002.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which, among other technical amendments, no longer requires financial statement presentations to include gains and losses from the early extinguishment as an extraordinary item. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002. As a result of implementing SFAS No. 145, the loss on early extinguishment of debt that was previously classified as extraordinary has been reclassified and included as a component of discontinued operations.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up phase beyond April 2004, that will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note 1 to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the amount and timing of payments to the Corporation by High Falls Brewing Company LLC ("High Falls") under the remaining promissory note described in Note 1 to the accompanying consolidated financial statements which accompany this report; the possible extension of payment or renegotiation of terms as a result of the default by High Falls under that note; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation to report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution and additional run-out expenses, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, discharge of contingent liabilities, and the actual timing of the winding up and dissolution of the Corporation.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

              Not applicable.

Item 8.       Financial Statements and Supplementary Data

(a)  Selected Quarterly Financial Data (Unaudited)

                                                             9 WEEKS       22 WEEKS
                                                 FIRST        ENDED          ENDED
22 WEEKS ENDED 9/29/01                          QUARTER      9/29/01        9/29/01
-----------------------------------------------------------------------------------
Net Revenues From Continuing Operations        $      0      $     0       $      0

Gross Profit From Continuing Operations               0            0              0

Net Earnings From Continuing Operations             104           38            142

Net Loss From Discontinued Operations           (21,187)      (1,286)       (22,473)

Basic Earnings Per Share From Continuing
Operations                                          .06          .02            .08

Basic Loss Per Share From Discontinued
Operations                                       (12.66)        (.77)        (13.43)

Diluted Earnings Per Share From Continuing
Operations                                          .06          .02            .08

Diluted Loss Per Share From Discontinued
Operations                                       (12.66)        (.77)        (13.43)

(Dollars in thousands, except per share data)

                                                  FIRST         SECOND         THIRD         FOURTH       TOTAL
FISCAL YEAR ENDED 4/28/01                        QUARTER       QUARTER        QUARTER       QUARTER        YEAR
-----------------------------------------------------------------------------------------------------------------
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

Item 8.       Financial Statements and Supplementary Data

(b)      Index to Financial Statements

                                                                                              Page
                                                                                              ----
Report of Independent Auditors- PricewaterhouseCoopers LLP                                     14

Statement of Net Assets in Liquidation (Liquidation Basis) at May 3, 2003
   And April 27, 2002                                                                          15

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
   For the year ended May 3, 2003 and for the thirty weeks ended April 27, 2002                16

Consolidated Statements of Loss and Comprehensive Loss (Going Concern Basis)
   For the twenty two weeks ended September 29, 2001 and the year ended
   April 28, 2001                                                                              17

Consolidated Statements of Shareholders' Equity (Going Concern Basis) For
   the twenty two weeks ended September 29, 2001 and the year ended
   April 28, 2001                                                                              18

Consolidated Statements of Cash Flows (Going Concern Basis) For the twenty
   two weeks ended September 29, 2001 and the year ended April 28, 2001                        19

Notes to Consolidated Financial Statements                                                     20

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Genesee Corporation

We have audited the statements of net assets in liquidation of Genesee Corporation as of May 3, 2003 and April 27, 2002, and the related statements of changes in net assets in liquidation for the year ended May 3, 2003 and the period from September 30, 2001 to April 27, 2002. In addition, we have audited the consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the period from April 29, 2001 to September 29, 2001 and the year ended April 28, 2001. These financial statements are the responsibility of the Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 1, the Corporation is currently being liquidated. As a result, the Corporation has changed its basis of accounting for periods subsequent to September 29, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Genesee Corporation as of May 3, 2003 and April 27, 2002, the changes in its net assets in liquidation for the year ended May 3, 2003 and the period from September 30, 2001 to April 27, 2002, the results of its operations and its cash flows for the period from April 29, 2001 to September 29, 2001 and the year ended April 28, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

As described in Note 1, the financial statements for periods subsequent to September 29, 2001 have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets and the estimate of liquidating costs to be incurred. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results and those differences may be material.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
June 11, 2003

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                         May 3, 2003 and April 27, 2002
                  (Dollars in thousands, except per share data)

                                                                                              2003                      2002
ASSETS

          Cash and cash equivalents                                                       $    6,572                $   11,147
          Restricted cash                                                                      3,200                     5,600
          Marketable securities available for sale                                             3,010                     6,667
          Notes receivable                                                                     2,800                    10,081
          Investment in and notes receivable from unconsolidated
            real estate partnerships                                                               0                     6,351
          Investment in direct financing and leveraged leases                                      7                       209
          Estimated net income tax receivable                                                      0                       994
          Other assets                                                                           346                       811
                                                                                          ----------                ----------
                       Total assets                                                       $   15,935                $   41,860
                                                                                          ==========                ==========

LIABILITIES AND NET ASSETS

          Accrued compensation                                                            $      525                $    1,245
          Accrued expenses and other liabilities                                                 874                     1,021
          Liquidating distribution payable                                                         0                     8,370
          Estimated net income tax payable                                                     4,664                         0
          Accrued self-insured workers compensation                                            1,495                     1,602
                                                                                          ----------                ----------
                       Total liabilities                                                       7,558                    12,238
                                                                                          ----------                ----------

    Net assets in liquidation                                                             $    8,377                $   29,622
                                                                                          ==========                ==========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)           1,674,086                 1,674,086

    Net assets in liquidation per outstanding share                                       $     5.00                $    17.69
                                                                                          ==========                ==========

See accompanying notes to consolidated financial statements.

                              GENESEE CORPORATION
                                AND SUBSIDIARIES

     Statement Of Changes In Net Assets In Liquidation (Liquidation Basis) For the Year ended May 3, 2003 and the Thirty Weeks Ended April 27, 2002
                             (Dollars in thousands)

                                                                                                      2003              2002
                                                                                                    --------          --------
Net assets in liquidation at April 28, 2002 and September 29, 2001, respectively                    $ 29,622          $ 59,086

Liquidating distributions paid to shareholders                                                       (20,089)          (21,763)

Liquidating distribution payable to shareholders                                                           0            (8,370)

High Falls subordinated note receivable:

        Interest income                                                                                  510               518

        Change in fair value                                                                          (1,200)                0

Interest income                                                                                          734               446

Changes in estimated liquidation values of assets and liabilities                                     (1,200)             (295)
                                                                                                    --------          --------

Net assets in liquidation at May 3, 2003 and April 27, 2002, respectively                           $  8,377          $ 29,622
                                                                                                    ========          ========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

  Consolidated Statements of Loss and Comprehensive Loss (Going-Concern Basis)

 For the Twenty Two Weeks Ended September 29, 2001 and the Year Ended
                                 April 28, 2001
                  (Dollars in thousands, except per share data)


                                                                                                    SEPTEMBER 29,          FISCAL
                                                                                                       2001                 2001
                                                                                                    -------------       -----------
Revenues                                                                                             $        -         $        -

           Cost of goods sold                                                                                 -                  -
                                                                                                     ----------         ----------

Gross profit                                                                                                  -                  -

           Compensation expense - stock options                                                               -              1,378
           Selling, general and administrative expenses                                                     503              1,479
                                                                                                     ----------         ----------

Operating loss                                                                                             (503)            (2,857)

           Investment and interest income                                                                   735              1,048
           Other income                                                                                       5                  3
           Interest expense                                                                                   -                  -
                                                                                                     ----------         ----------

                 Earnings (loss) from continuing operations before income taxes                             237             (1,806)

Income tax expense (benefit)                                                                                 95               (686)
                                                                                                     ----------         ----------

                 Earnings (loss) from continuing operations                                                 142             (1,120)

Discontinued operations:
      Loss from operations of the discontinued segments
       (less applicable income tax expense (benefit) of $714,  $(335), and $ 258  respectively)         (21,154)            (2,063)

      Loss on sale of the Foods Division (less applicable income tax benefit of $0)                      (1,551)                 -

      Adjustment to the loss and the loss on disposal of Genesee Ventures, Inc., respectively
      (less applicable income tax expense (benefit) of $145, $966 and $( 1,240), respectively)              232                769
                                                                                                     ----------         ----------

                 Net loss                                                                               (22,331)            (2,414)

Other comprehensive income (loss), net of income taxes:
        Unrealized holding gains (losses) arising during the period                                         157                211
                                                                                                     ----------         ----------

        Comprehensive loss                                                                           $  (22,174)        $   (2,203)
                                                                                                     ==========         ==========

Basic and diluted earnings (loss) per share from continuing operations                               $     0.08         $    (0.69)
Basic and diluted loss per share from discontinued operations                                        $   (12.64)        $    (1.26)
Basic and diluted loss per share from sale of the Foods Division                                     $    (0.93)        $        -
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.                             $     0.14         $     0.47
                                                                                                     ----------         ----------
      Basic and diluted loss per share                                                               $   (13.35)        $    (1.48)
                                                                                                     ==========         ==========

Weighted average common shares outstanding                                                            1,674,086          1,633,164

Weighted average and common equivalent shares                                                         1,674,086          1,633,164

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Consolidated Statements of Shareholders' Equity (Going-Concern Basis)

                  (Dollars in thousands, except per share data)


                                                      Common Stock         Additional       Retained      Officer
                                                   Class A    Class B    Paid-In Capital    Earnings       Loans
                                                   --------------------------------------------------------------
BALANCE AT APRIL 29, 2000                           $ 105      $ 753        $ 5,847         $ 80,023       $   -
                                                    =====      =====        =======         ========       =====

Comprehensive income:
   Net loss                                                                                   (2,414)
   Other comprehensive income

Total comprehensive loss
Regular dividend paid - $.35 per share                                                          (567)
Common stock bonus issued
  exercise of stock options and issuance                                        (44)                        (411)
Liquidating distribution paid - $7.50 per share                                              (12,557)
                                                    -----      -----        -------         --------       -----
BALANCE AT APRIL 28, 2001                             105        753          5,803           64,485        (411)
                                                    =====      =====        =======         ========       =====

Comprehensive income:
   Net loss                                                                                  (22,331)
   Other comprehensive income

Total comprehensive loss
                                                    -----      -----        -------         --------       -----
BALANCE AT SEPTEMBER 29, 2001                       $ 105      $ 753        $ 5,803         $ 42,154       $(411)
                                                    =====      =====        =======         ========       =====

                                                    Accumulated
                                                       Other
                                                    Comprehensive       Treasury Stock
                                                    Income (Loss)          Class B            Total
                                                   -------------------------------------------------
BALANCE AT APRIL 29, 2000                              $ (120)             $ (3,401)         $ 83,207
                                                       ======              ========          ========

Comprehensive income:
   Net loss                                                                                    (2,414)
   Other comprehensive income                             211                                     211
                                                                                             --------
Total comprehensive loss                                                                       (2,203)
Regular dividend paid - $.35 per share                                                           (567)
Common stock bonus issued
  exercise of stock options and issuance                                      1,908             1,453
Liquidating distribution paid - $7.50 per share                                               (12,557)
                                                       ------              --------          --------
BALANCE AT APRIL 28, 2001                                  91                (1,493)           69,333
                                                       ======              ========          ========

Comprehensive income:
   Net loss                                                                                   (22,331)
   Other comprehensive income                             157                                     157
                                                                                             --------
Total comprehensive loss                                                                      (22,174)
                                                       ------              --------          --------
BALANCE AT SEPTEMBER 29, 2001                          $  248              $ (1,493)         $ 47,159
                                                       ======              ========          ========

See accompanying notes to consolidated financial statements

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Cash Flows (Going-Concern Basis)

            For the Twenty Two Weeks Ended September 29, 2001 and the
                           Year ended April 28, 2001
                             (Dollars in thousands)

                                                                                    SEPTEMBER 29,              FISCAL
                                                                                         2001                   2001
                                                                                    -------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) from continuing operations                                    $    142               $  (1,120)
    Adjustments to reconcile net earnings (loss) to net
      cash (used in) provided by operating activities:
             Net loss gain on sale of marketable securities                                 (8)                   (157)
             Compensation expense - stock options                                            -                   1,378
             Deferred tax provision                                                         (2)                    (66)
             Other                                                                        (550)                    800
    Changes in non-cash assets and liabilities, net of amounts sold:
             Trade accounts receivable                                                       3                     135
             Other assets                                                                    -                    (204)
             Accounts payable                                                              174                     168
             Accrued expenses and other                                                     80                     212
             Income taxes payable                                                          545                     (79)
             Other liabilities                                                               -                    (625)
                                                                                      --------               ---------

               Net cash (used in) provided by continuing operating activities              384                     442
             Net cash provided by (used in) discontinued operations                      1,436                 (15,885)
                                                                                      --------               ---------
                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              1,820                 (15,443)
                                                                                      --------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                          2,018                   3,382
    Purchases of marketable securities and other investments                            (2,160)                 (4,212)
                                                                                      --------               ---------
                        Net cash used in continuing investing activities                  (142)                   (830)
                                                                                      --------               ---------

               Proceeds from sale of brewing business assets                                 -                  16,218
               Proceeds from sale of equipment leases                                        -                  12,605
               Proceeds from sale of Foods Division                                     22,079                       -
               Other cash provided by discontinued operations                              535                   5,462
                                                                                      --------               ---------
             Net cash provided by discontinued operations                               22,614                  34,285
                                                                                      --------               ---------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                       22,472                  33,455
                                                                                      --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt                                                               -                       -
    Payment of liquidating distribution                                                      -                 (12,557)
    Payment of dividends                                                                     -                    (567)
                                                                                      --------               ---------

                        Net cash used in continuing financing activities                     -                 (13,124)
             Net cash (used in) provided by discontinued operations                     (5,973)                   (300)
                                                                                      --------               ---------
                        NET CASH USED IN FINANCING ACTIVITIES                           (5,973)                (13,424)
                                                                                      --------               ---------

Net increase in cash and cash equivalents                                               18,319                   4,588

Cash and cash equivalents at beginning of the period                                    12,237                   7,649

                                                                                      --------               ---------
             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $ 30,556               $  12,237
                                                                                      ========               =========


See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
       May 3, 2003, April 27, 2002, September 29, 2001 and April 28, 2001

(1)      Liquidation Basis Note

LIQUIDATION BASIS FINANCIAL STATEMENTS

              With the sale of its Foods Division, which is described Note 7, Genesee Corporation and Subsidiaries (the Corporation) adopted the liquidation basis of accounting effective September 29, 2001. Upon adopting the liquidation basis of accounting, adjustments were made to the Corporation's recorded assets and liabilities, details of which are included below. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

              The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share presented in accordance with accounting principles generally accepted in the United States of America (GAAP) in the accompanying Statement of Net Assets in Liquidation generally does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those assets is distributed to shareholders. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the estimate of net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has traded or is expected to trade in the future.

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

(1)      Liquidation Basis Note (continued)

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

         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of May 3, 2003.

         Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At May 3, 2003, substantially all cash balances were in excess of federally insured limits. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at May 3, 2003; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Liquidation Basis Note (continued)

         Marketable securities available for sale - Presented at quoted market prices. The Corporation maintains a portfolio that consists predominantly of high quality corporate bonds which is managed by an independent third party investment manager. Valuation of the Corporation's marketable securities is based upon closing prices of their marketable securities, as provided by the investment manager, at May 3, 2003. The fair value of the Corporation's portfolio can be summarized as follows (dollars in thousands):

Fixed Income Securities
         Debt securities issued by the U.S. Government        $   311
         Corporate debt Securities                              2,460
                                                              -------
                                                                2,771
Other                                                             239
                                                              -------

Marketable Securities                                         $ 3,010
                                                              -------

The fair value of fixed income securities, by contractual maturity, are as follows (dollars in thousands):

Contractual maturity
         Less than one year                                   $   673
         After one year, but within five years                  2,049
         After five years                                          49
                                                              -------
Total fixed income securities                                 $ 2,771
                                                              -------

         Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business, the Corporation received $11 million in notes receivable from High Falls. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. At May 3, 2003, the amount remaining due to the Corporation from High Falls is $4 million under a subordinated note receivable with an original face amount of $4.5 million. The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002 and is currently in default under the terms of the remaining High Falls note. The Corporation is currently in discussions with High Falls regarding the restructuring of this remaining note in connection with the possible recapitalization of High Falls Brewing Company. The Corporation has adjusted the value of the remaining balance of the High Falls note on the Statement of Net Assets in Liquidation to $2.8 million to reflect management's current estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality.

         Investment in direct financing and leveraged leases - Presented at the present value of future lease payments of leases under renewal and the fair value of all equipment under renewed and month-to-month leases.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Liquidation Basis Note (continued)

         Other assets - Valued based on management estimates. At May 3, 2003 the $346,000 balance is primarily comprised of prepaid insurance and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of the brewery to High Falls in December 2000.

         Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's plan of liquidation and dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination date which is April 2004 and for an additional wind-up phase after April 2004. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. The table below details these costs by category as of May 3, 2003 and April 27, 2002.

                                         2003                2002
                                         ----                ----
Compensation and related costs       $   525,000         $ 1,245,000
Office expenses, including rent           54,000              92,000
Insurance Expense                        200,000             272,000
New York Sate Sales Tax                        -             178,000
Professional Fees                        205,000             375,000
Post April 2004 Costs                    300,000                   -
Other                                    115,000             104,000
                                     -----------        ============
                                     $ 1,399,000        $  2,266,000
                                     ===========        ============

         Liquidating Distribution Payable - Exists when the Corporation has declared a partial liquidating distribution prior to the date of the statement of net assets in liquidation with such distribution to be paid subsequent to the statement date. This amount is calculated by multiplying the number of outstanding Class A and Class B shares by the declared dollar per share amount.

         Estimated income tax payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates for future expenditures, the utilization of tax credits, carryforwards and carrybacks. Certain amounts included in the estimated income tax payable are subject to audit by both state and federal taxing authorities. The Corporation has requested accelerated audits from both state and federal taxing authorities for the tax years ending April 27, 2002, April 28, 2001, and April 29, 2000. The net payable is an estimation of the accumulation of the payments expected in the future. Because tax returns are filed utilizing estimates and management's reasonable interpretation of applicable rules, the actual results after a tax audit can be different from amounts initially filed. Based upon all known facts,

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Liquidation Basis Note (continued)

         management has made an estimation of the range of probable outcomes after the audits referred to above have been completed. The tax payable on the Statement of Net Assets is management's estimate of the most probable point within the range. Such estimations are often updated as additional information becomes available.

         Due to the numerous significant business dispositions that occurred during the years which are to be audited, management believes it is probable that the results of the aforementioned audits may increase or decrease the amount of estimated income tax payable recorded in the Statement of Net Assets by up to approximately $400,000. The Corporation may also incur additional professional fees as a result of these audits.

         During the first quarter of fiscal 2003, the then estimated income tax receivable was reduced by $200,000 related to the Corporation's sale of its investment in the two apartment complexes mentioned in Note 7.

         The following table depicts the receivable and payable components of the estimated net income tax payable and receivable as of May 3, 2003 and April 27, 2002, respectively, reported on the accompanying Statement of Net Assets in Liquidation.

                                          2003             2002
                                          ----             ----
Income tax receivable                   $     -          $ 5,504
Income tax payable                       (4,664)          (4,510)
                                        -------          -------
Estimated net income tax
(payable) receivable                    $(4,664)         $   994
                                        =======          =======

Dollars in thousands

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

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the combined total of Class A and Class B shares outstanding at May 3, 2003.

         Changes to asset and liability values under the Liquidation Basis of Accounting from April 27, 2002 to May 3, 2003.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Liquidation Basis Note (continued)

         During the second quarter of fiscal 2003, the value of the High Falls note receivable was reduced by $1.2 million to $2.8 million. See explanation above in this note.

         The value of the Corporation's investment in and notes receivable from unconsolidated real estate partnerships was increased by approximately $500,000 in the first quarter of fiscal 2003 based on a negotiated sales price of the Corporation's investment in two apartment complexes that were subsequently sold in the second quarter of fiscal 2003 for $4.5 million.

         The Corporation's estimate of remaining operating costs through final dissolution, compensation and other accrued expenses, was increased by $450,000, $200,000, and $539,000 in the second, third and fourth quarters of fiscal 2003, respectively. As of May 3, 2003, the Corporation has $1,399,000 recorded for these run-out costs. $525,000 is allocated to compensation-type costs while the remaining $874,000 covers all other general and administrative costs such as professional fees, office related costs, insurance expense, and other miscellaneous costs expected to be incurred during the run-out period, which is targeted to be April 2004, plus an additional phase of unknown term to wind up the Corporation's business.

         The Corporation's cash operating expenses, which reduced the run-out accrual discussed above from April 27, 2002 through May 3, 2003, were as follows:

Compensation and related costs                          $   804,000
Office expenses including rent                               71,000
Insurance and workers compensation
     State assessment expense                               382,000
New York Sales tax and related expense                      413,000
Professional Fees                                           350,000
Other                                                        36,000
                                                        -----------
                                                        $ 2,056,000
                                                        ===========

         The accrued self-insured workers compensation liability was increased during the fourth quarter by $250,000 based on an independent actuarial valuation of open claims.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Liquidation Basis Note (continued)

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

         The Corporation's cash operating expenses, which reduced the run-out accrual discussed above from September 29, 2001 through April 27, 2002, were as follows:

Compensation and related costs                            $   780,000
Office expenses including rent                                 38,000
Insurance expense                                             115,000
Professional Fees                                             243,000
Other                                                          33,000
                                                          -----------
                                                          $ 1,209,000
                                                          ===========

         Partial Liquidating Distributions

         Under its plan of liquidation and dissolution the Corporation has paid the following partial liquidating distributions to its Class A and Class B shareholders.

                                          AMOUNT                     AMOUNT
   DATE PAID                           DISTRIBUTED                 PER SHARE
   ---------                           -----------                 ---------
March 1, 2001                          $12,557,000                   $ 7.50
November 1, 2001                        21,763,000                    13.00
May 17, 2002                             8,370,000                     5.00
August 26, 2002                          8,370,000                     5.00
October 11, 2002                         5,023,000                     3.00
March 17, 2003                           4,185,000                     2.50
April 28, 2003                           2,511,000                     1.50
                                       -----------                   ------
                   TOTAL               $62,779,000                   $37.50
                                       ===========                   ======

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Liquidation Basis Note (continued)

         Fiscal Year

         The Corporation's fiscal year ends on the Saturday closest to April 30. The fiscal year for the financial statements included herein is for the 53 week and 52 week periods ending May 3, 2003 and April 27, 2002, respectively.

(2)      Summary of Significant Accounting Policies - Going-Concern Basis

         GOING-CONCERN BASIS FINANCIAL STATEMENTS

         Prior to September 29, 2001, the date at which the liquidation basis of accounting was adopted, the Corporation followed the going-concern basis of accounting. Following are notes to the consolidated financial statements prepared under the going-concern basis of accounting. The going-concern basis financial statements consist of the Consolidated Statement of Loss and Comprehensive Loss for the twenty-two weeks ended September 29, 2001 and the year ended April 28, 2001, the Consolidated Statements of Cash Flows for the twenty-two weeks ended September 29, 2001 and the year ended April 28, 2001, and the Consolidated Statements of Shareholders' Equity for the twenty-two weeks ended September 29, 2001 and the year ended April 28, 2001.

         Principles of Consolidation and Nature of Operations

         The consolidated financial statements of the Corporation include for continuing operations, the Corporation's corporate segment. The corporate segment retains the Corporation's cash, investments in marketable securities, and significant notes receivable, which in turn generates investment income which is then used in support of corporate costs. (See Note 7 for information related to the Corporation's discontinued segments.)

         All significant inter-company balances and transactions have been eliminated in consolidation.

         Recently Issued Accounting Standards

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which, among other technical amendments, no longer requires financial statement presentations to include gains and losses from the early extinguishment as an extraordinary item. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002. As a result of implementing SFAS No. 145, the loss on early extinguishment of debt that was previously classified as extraordinary has been reclassified and included as a component of discontinued operations.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)      Summary of Significant Accounting Policies - Going Concern Basis
         (continued)

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

         The amount of income tax expense allocated to other comprehensive income for the twenty-two weeks ended September 29, 2001 and fiscal 2001 was approximately $105,000 and $118,000, respectively.

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

         At September 29, 2001 and at April 28, 2001, 9,500 and 27,500 shares of potential common stock, respectively, are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)      Summary of Significant Accounting Policies - Going Concern Basis
         (continued)

         Reclassifications

         It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform with the current year presentation.

         Fiscal Year

         The Corporation's fiscal year ends on the Saturday closest to April 30. The fiscal year for the financial statements included herein are for the 52 week period ending April 28, 2001.

 (3)     Income Taxes - Going Concern Basis

         Components of income tax (benefit) expense from continuing operations for the twenty-two weeks ended September 29, 2001 and for the fiscal year ended April 28, 2001 are as follows:

                                                                 9/29/01         2001
                                                                 -------       -------
Current:
  Federal                                                         $ 74         $ (577)
  State                                                             21           (109)
                                                                  ----         ------
   Total current income tax expense (benefit)                       95           (686)
                                                                  ----         ------
Deferred:
  Federal                                                            0              0
  State                                                              0              0
                                                                  ----         ------
   Total deferred income tax expense                                 0              0
                                                                  ----         ------
   Total income tax expense (benefit)                             $ 95         $ (686)
                                                                  ====         ======

(Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)      Income Taxes - Going Concern Basis (continued)

         The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the twenty-two weeks ended September 29, 2001 and for the fiscal year ended April 28, 2001:

                                                                  9/29/01         2001
                                                                  -------         ----
Computed expected tax expense (benefit) @ 34%                       $ 80        $  (614)
State income taxes (net of federal income tax benefit)                15            (72)
                                                                    ----        -------
  Total income tax expense (benefit)                                $ 95        $  (686)
                                                                    ====        =======
Effective tax rate                                                    40%            38%
                                                                    ====        =======
(Dollars in thousands)

(4)      Segment Reporting - Going Concern Basis

         As stated in Note 2, the Corporation's corporate segment is the only reporting segment for continuing operations. The corporate segment retains the Corporation's investments in marketable securities, significant notes receivable, generating investment income as well as supporting corporate costs. (See Note 7 for information related to the Corporation's discontinued segments.)

(5)      Supplemental Cash Flow Information - Going Concern Basis

         Cash (refunded) paid for taxes was approximately $(11,000) and $ 8,894,000 for the twenty-two weeks ended September 29, 2001 and fiscal 2001, respectively; cash paid for interest was approximately $134,000 and $422,000 for the twenty-two weeks ended September 29, 2001 and fiscal 2001, respectively. No interest was capitalized during the twenty-two weeks ended September 29, 2001 or in fiscal 2001.

(6)      Stock Option and Bonus Plans - Going Concern Basis

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(6)      Stock Option and Bonus Plans - Going Concern Basis (continued)

         The Corporation has adopted a Stock Bonus Incentive Program under the Stock Plan (the "Bonus Program"). The Bonus Program authorizes the Board of Directors to award shares of Class B common stock to officers and other key employees. These shares are issued from treasury shares in five equal annual installments commencing in the year in which the award takes place.

         Changes in stock options are as follows:

                                        Options            Weighted Average             Options         Weighted Average
                                     Outstanding            Price Per Share           Exercisable       Price Per Share
                                     -----------            ---------------           -----------       ---------------
Balance at April 29,2000               216,051                 $ 31.53                  119,075              $ 36.60
       Granted                           2,000                   38.31
       Expired                          (3,000)                  44.27
       Forfeited                       (39,750)                  43.29
       Exercised                      (147,801)                  25.90
                                      --------                 -------
Balance at April 28, 2001               27,500                 $ 43.92                   27,500              $ 43.92
     Expired                            (7,000)                  43.38
     Forfeited                         (11,000)                  44.76
                                      --------                 -------
Balance at Sept. 29, 2001                9,500                 $ 43.35                    9,500              $ 43.35

         Common stock reserved for options and employee awards totaled 9,500 and 27,500 shares as of September 29, 2001 and April 28, 2001, respectively.

         The Corporation adopted the disclosure-only provisions of SFAS No. 123, and continues to apply the provisions of APB Opinion No. 25 for plan accounting. If compensation cost for the Corporation's stock-based plans had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, the Corporation's net earnings and basic and diluted earnings per share for the fiscal year ended April 28, 2001 would have been reduced to the pro forma amounts indicated below.

         During the twenty-two weeks ended September 29, 2001 no options were granted; therefore there is no related disclosure for this twenty-two week period.

                                  Reported          Pro Forma
                                  Earnings           Earnings
                                  --------          ---------
2001
Net loss                         $ (2,414)          $ (2,447)
Basic loss per share                (1.48)             (1.50)
Diluted loss per share              (1.48)             (1.50)

(Dollars in thousands, except per share data)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(6)      Stock Option and Bonus Plans - Going Concern Basis (continued)

         For purposes of this disclosure, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected option term of 5 years, expected volatility of 39.3% in fiscal 2001, expected dividend yield of 0%, and risk-free interest rate of 5.69% in fiscal 2001. The weighted average fair value of stock options granted was $16.64 in fiscal 2001.

         The following table summarizes information about stock options outstanding and exercisable at September 29, 2001:

                                              Options Outstanding                            Options Exercisable
-----------------------------------------------------------------------------------------------------------------------
                                                    Wgtd. Avg.
Range of Exercise Prices                       Contractual Life in       Wgtd. Avg.                        Wgtd. Avg.
        Per Share              Number                Years            Exercise Price      Number         Exercise Price
-----------------------------------------------------------------------------------------------------------------------
     $38.00 - 40.99            2,000                  3.5                $ 38.31          2,000             $  38.31
      41.00 - 46.00            7,500                  0.5                  44.70          7,500                44.70
     --------------            -----                  ---                -------          -----             --------
     $38.00 - 46.00            9,500                  0.9                $ 43.35          9,500             $  43.35
     ==============            =====                  ===                =======          =====             ========

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis

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

         The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable more fully described in Note 1.

         The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. The Corporation retained a small portion of its lease portfolio which it continues to manage.

         On October 10, 2001, the Corporation sold all of the outstanding stock of its Foods Division to Associated Brands, Inc. ("ABI") for $27 million. The sale was completed in accordance with the terms of a Purchase Agreement. Net of closing date adjustments, the Corporation received $22.1 million in cash at closing. In addition, a $2.25 million note and mortgage and $178,000 in cash were received by the Corporation and placed in escrow for eighteen months. The mortgage note has since been paid and the $2.4 million cash escrow has been released except for $25,000 which remains in the escrow account for claims presented by ABI. These minor final claims have been settled with the remaining account balance distributed accordingly.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis (continued)

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis (continued)

         The results of operations for the discontinued brewing, foods, equipment leasing and real estate investment businesses were as follows:

                                             22 Weeks
                                               Ended
       (Dollars in thousands)                9/29/01         Fiscal 2001
                                             --------        -----------
Revenue                                     $  19,903        $  117,899
Less beer taxes                                    (0)          (13,302)
                                            ---------        ----------

Net revenue                                    19,903           104,597
Cost of goods sold                            (15,936)          (83,382)
Selling, general, and admin.                   (2,080)          (22,445)
Impairment charge                             (21,833)                0
Other income                                   (1,925)              567

Loss from operations of the
discontinued segments, net of tax
benefit or expense                            (21,154)           (2,063)
                                            ==========       ==========

Loss on sale of Foods Division                 (1,551)                0
                                            ==========       ==========
Adjustment to the loss on disposal of
Genesee Ventures, Inc., net of tax
expense
                                            $     232        $      769
                                            =========        ==========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis (continued)

         The Corporation's previous investment in a real estate limited partnership in which it has less than a majority interest was accounted for by the equity method. The Corporation's proportionate share of the results of operations of this unconsolidated limited partnership was recorded net of tax in discontinued operations.

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

         Property, Plant and Equipment

         The Corporation regularly assesses all of its long-lived assets for impairment and recognizes a loss when the carrying value of an asset exceeds its expected future cash flows. The Corporation determined that no impairment loss needed to be recognized for applicable assets in fiscal 2001. In the first quarter of fiscal 2002, the Corporation recorded a $21.8 million impairment charge related to the Foods Division. This charge is included as a part of the first quarter's operating loss with an equivalent reduction in goodwill.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis (continued)

         Postretirement Benefits

         The Corporation previously provided certain health care and life insurance benefits to eligible retired employees and spouses under a welfare benefit plan (the Plan) covering substantially all retirees and employees of Genesee Brewing Company. Effective with the sale of its brewing business on December 15, 2000, the Corporation was relieved of its liability and responsibility for these postretirement benefits. However, the Corporation implemented a phase-out plan whereby retiree postretirement benefits continued at decreasing levels through the end of calendar 2001 at which time benefits were discontinued. Even though the Corporation's health insurance premium subsidy concluded at December 31, 2001, the Corporation continues to administer the retiree group's health insurance arrangement. This administrative support is scheduled to cease on December 31, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

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

                                                                                                          Expiration
                                  Director           Position and Principal Occupation                     of Term
         Name and Age              Since                  for the Last Five Years                         in Office
--------------------------------------------------------------------------------------------------------------------
Stephen B. Ashley      (63)        1987     President of the Corporation (1)                                 2005

William A. Buckingham  (60)        1992     Retired; formerly Executive Vice President of First              2004
                                            Empire State Corporation and Manufacturers and
                                            Traders Trust Company (2)

Thomas E. Clement      (70)       2001      Retired; formerly a partner of Nixon Peabody, LLP (3)            2003

Mark W. Leunig         (48)       2003      Former Senior Vice President and Chief                           2006
                                            Administrative Officer of Genesee Corporation (4)

Carl E. Sassano        (53)       2001      President and Chief Executive Officer of Transcat,               2004
                                            Inc. (5)

Charles S. Wehle       (55)       1976      Chairman of the Board of Directors of the Corporation            2003
                                            (6)

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

(4) Mr. Leunig was elected to the Corporation's Board of Directors and appointed Secretary of the Corporation on April 28, 2003. Mr. Leunig was elected Senior Vice President, Chief Administrative Officer and Secretary of the Corporation in December 2000, and held that position until March 31, 2003. Prior to that, he was Vice President, Secretary and General Counsel of the Corporation, positions he held for more than five years.

(5) Mr. Sassano was elected President and Chief Executive Officer of Transcat, Inc. in April 2002. Mr. Sassano is also a director of Transcat, Inc. From 2000 to 2002 he served as a private business consultant. From 1999 to 2000 Mr. Sassano served as President and Chief Operating Officer of Bausch & Lomb, Inc., a global vision and health care products manufacturer. From 1996 to 1999 Mr. Sassano served as President - Global Vision Care of Bausch & Lomb, Inc.

(6)      See Note (2) to Item 10(b).

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

                                        Officer of the
        Name                 Age        Company Since                       Office
-------------------------------------------------------------------------------------------------------
Stephen B. Ashley             63              2000          President (1)

Mark W. Leunig                48              1988          Secretary (3)

Charles S. Wehle              55              1988          Chairman of the Board of Directors (2)

Steven M. Morse               39              2000          Vice President, Chief Financial Officer and
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

(3) Mr. Leunig was elected to the Corporation's Board of Directors and appointed Secretary of the Corporation on April 28, 2003. Mr. Leunig was elected Senior Vice President, Chief Administrative Officer and Secretary of the Corporation in December 2000, and held that position until March 31, 2003. Prior to that, he was Vice President, Secretary and General Counsel of the Corporation, positions he held for more than five years.

(4) Mr. Morse was elected Vice President, Chief Financial Officer and Treasurer of the Corporation on December 13, 2001. He was elected Vice President and Treasurer in December 2000. From 1999 to 2000, Mr. Morse served as the Corporation's Corporate Consolidations Manager. From 1996 to 1999, he served as an Audit Manager at the public accounting firm of Deloitte & Touche, LLP. Mr. Morse is a certified public accountant.

              (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended May 3, 2003.

              (d) Financial Code of Ethics: See Exhibit 14 for the Corporation's Financial Code of Ethics, which is incorporated herein by reference thereto.

              (e) Audit Committee Financial Expert: On behalf of the Corporation's Board of Directors, the Audit Committee is responsible for providing an independent, objective review of the Corporation's auditing, accounting and financial reporting process, public reports and disclosures and system of internal controls regarding financial accounting. The Audit Committee is comprised solely of independent Directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in the Audit Committee Charter ( Charter ), are intended to be in accordance with applicable requirements for corporate audit committees. The Committee Chair, William A. Buckingham, meets the independence requirements set forth under Nasdaq 4200(a)14, and financial expert qualifications as set forth in Section 407 of the Sarbanes-Oxley Act of 2002.

Item 11.      Executive Compensation

              (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the President of the Corporation (who is acting in the capacity of the chief executive officer), the former Senior Vice President and Chief Administrative Officer, and the Vice President and Chief Financial Officer of the Corporation, all of whose total annual salary and bonus for the fiscal year ended May 3, 2003 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                          Long Term Compensation
                                         -----------------------------------------       ---------------------------------------
                                                                          Other
                                                                          Annual         Restricted       Stock        All Other
       Name and              Fiscal                                      Compen-            Stock        Options /     Compensa-
  Principal Position          Year       Salary ($)    Bonus ($)        sation ($)        Awards ($)      SARs (#)       tion ($)
  ------------------         ------      ----------    ---------        ----------       -----------     ---------     ----------
Stephen B. Ashley,            2003        60,000             0                0               0               0              0
President                     2002        60,000             0                0               0               0              0
                              2001        22,500             0                0               0           1,000         31,875

Mark W. Leunig,               2003       172,602        65,353                0               0               0        308,156(5)
Former Senior Vice            2002       172,174        95,202          109,070(1)            0               0         72,122(2)
President, General            2001       137,660        94,320           57,647(3)            0           9,576         39,162
Counsel and
Secretary

Steven M. Morse,              2003       101,923        25,482           92,716(1)            0               0         39,317(6)
Vice President and            2002        90,481        25,000                0               0               0        103,228(4)
Treasurer                     2001        79,125        61,250           30,094(3)            0           5,289         13,612

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

(5) Amount reflects a $41,040 retirement payment under employment agreement with the Corporation, $1,613 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, $1,578 in premiums paid by the Corporation on life insurance policies, and a $263,925 severance payment under employment agreement with the Corporation.

(6) Amount reflects a $37,000 retirement payment under employment agreement with Corporation, $1,613 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, and $704 in premiums paid by the Corporation on life insurance policies.

              (b) Grant of Options or Stock Appreciation Rights. The Corporation did not grant any options or stock appreciation rights to the executive officers identified in Item 11(a) during the Corporation's fiscal year ended May 3, 2003.

              (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended May 3, 2003; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES



                                                                                        Value of Unexercised
                                                            Number of Unexercised            In-the-Money
                                  Shares                    Options at FY-End (#)       Options at FY-End ($)
                                 Acquired                   ---------------------       ---------------------
                                    on          Value       Exercis-    Unexercis-     Exercis-     Unexercis-
        Name                     Exercise    Realized ($)     able         able          able          able
--------------------------------------------------------------------------------------------------------------
Stephen B. Ashley                   0             0          1,000          0             0             0

Mark W. Leunig                      0             0              0          0             0             0

Steven M. Morse                     0             0              0          0             0             0

              (d) Director Compensation. Directors who are employees of the Corporation do not receive directors' fees or other compensation for their services as directors. Directors, other than the Chair of the Audit Committee and the Secretary, who are not employees receive an annual fee of $7,000 plus $500 for each Board and Committee meeting they attend. William A. Buckingham as Chair of the Audit Committee receives an annual fee of $10,000 plus $500 for each Board and Committee meeting he attends. Mark W. Leunig as Secretary of the Corporation receives $700 annually in addition to his regular Director fee. Charles S. Wehle receives an additional annual fee of $10,000 as Chairman of the Board of Directors.

              (e)   Agreements With Named Executive Officers.

                    (1) The Corporation has an employment agreement with Mr. Morse which provides that if Mr. Morse's employment is terminated without "Cause" (as that term is defined in the agreement), as a result of death, or disability, the Corporation must pay to Mr. Morse a lump sum payment equal to his annual salary. Under the agreement, Mr. Morse is eligible to receive an annual bonus of up to 35% of his annual salary at the discretion of the Management Continuity Committee of the Board of Directors. Also, under the agreement, the Corporation: (a) granted to Mr. Morse the stock appreciation rights identified in Item 11(b) of the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001 which is incorporated herein by reference; (b) is required to pay to Mr. Morse a retirement payment equal to 16.67% of Mr. Morse's annual gross income; and (c) is required to continue, for stated periods subsequent to termination of employment, coverage for Mr. Morse under certain medical insurance and other employee benefit plans.

                    (2) Under an agreement with the Corporation, Stephen B. Ashley is expected to devote approximately 400 hours per year to his duties as President of the Corporation and is paid a salary of $5,000 per month.

              (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley served during the fiscal year ended May 3, 2003 as a member of the Management Continuity Committee of the Corporation's Board of Directors which functions as the Board's Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 11, 2003, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                                                     Percent of
          Name and Address                               Amount Owned              Class A Stock
------------------------------------                     ------------              -------------
Charles S. Wehle as Trustee                                73,845 (1)                  35.2%
    under the Will of Louis A. Wehle
    600 Powers Building
    16 West Main Street
    Rochester, New York 14614

Charles S. Wehle and Henry S. Wehle                        41,957 (2)                  20.0%
    600 Powers Building
    16 West Main Street
    Rochester, New York 14614

Charles S. Wehle as Trustee under                          12,145 (3)                   5.8%
    Elizabeth R. Wehle Trust
    600 Powers Building
    16 West Main Street
    Rochester, New York 14614

(1) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 11, 2003, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

              (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 11, 2003 by each director and by all directors and executive officers as a group are set forth in the following table:

                                       Shares of             Percentage Of              Shares of          Percentage of
   Name of Director                     Class A                 Class A                  Class B              Class B
 Or Executive Officer                Common Stock            Common Stock             Common Stock         Common Stock
 --------------------                ------------            ------------             ------------         ------------
Charles S. Wehle                      127,947(1)                 61.0%                  80,173(2)               5.5%

Mark W. Leunig                           NONE                       -                   13,499                   (6)

Steven M. Morse                          NONE                       -                      250                   (6)

Stephen B. Ashley                        NONE                       -                    1,896(3)                (6)

William A. Buckingham                     240                      (6)                   1,723(4)(5)             (6)

Thomas E. Clement                        NONE                       -                     NONE(4)                 -

Carl E. Sassano                          NONE                       -                     NONE                    -

All Directors and
Executive Officers as a               128,187                    61.1%                  97,541                  6.7%
group (7 persons)

(1)      See Table under Item 12(a) and Notes (1), (2) and (3) thereto.

(2) Includes 40,633 shares held as trustee under the will of Louis A. Wehle (see Note (1) to table set forth in Item 12(a) above); 37,090 shares held as trustee under Elizabeth R. Wehle irrevocable trust dated January 12, 1950, the power to act with respect which is vested in Mr. Wehle as a trustees; and 2,450 shares owned individually

(3) Includes 896 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

(4) Mr. Buckingham and Mr. Clement serve as trustees of Genesee Country Museum, which holds 20,338 Class B shares, none of which are included in the table above.

(5) Includes 723 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

(6) Amount of shares owned does not exceed one-percent of shares outstanding.

              (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note (2) to Item 12(a).

Item 13.      Certain Relationships and Related Transactions.

              (a) Related Transactions. The Corporation subleases approximately 1,200 square feet of office space from S.B. Ashley Management Corporation. Stephen B. Ashley, a director and President of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending May 3, 2003, the Corporation paid $24,000 to S.B. Ashley Management Corporation for rent, utilities, taxes and ancillary services under the sublease with S.B. Ashley Management Corporation.

                                     PART IV

Item 14.      Controls and Procedures

              In accordance with Securities Exchange Act of 1934 rules, the Corporation's management, under the supervision of the President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Corporation concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

Item 15.      Principal Accountant Fees and Services

                                Fiscal 2003                   Fiscal 2002
Audit Fees                       $ 28,000                      $  36,200
Audit-Related Fees                      0                         71,870
Tax Fees                           50,485                        134,670
All Other Fees                      8,150                         11,350
                                ---------                      ---------
              Total              $ 86,635                      $ 254,090

The Corporation's Audit Committee has reviewed the fees noted above for non-audit services and believes they are compatible with the independent accountants' independence.

Item 16.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                    2.     Exhibits:

                           See Exhibit Index at Page 49 of this report.

              (b) Reports on Form 8-K. The Corporation filed reports on Form 8-K on February 21, 2003, March 10, 2003, April 9, 2003, and April 29, 2003 to
report information under Item 5 (Other Events).

                                                                   Page 47 of 95
                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                      GENESEE CORPORATION

   July 29, 2003                   By:  /s/ Stephen B. Ashley
-------------------                    -----------------------------------------
      (Date)                           Stephen B. Ashley, President

  July 29, 2003                    By:  /s/ Steven M. Morse
-------------------                    -----------------------------------------
     (Date)                            Steven M. Morse, Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Stephen B. Ashley              July 29, 2003          Director
----------------------------------    ------------------
Stephen B. Ashley                          (Date)

     /s/ William A. Buckingham          July 29, 2003           Director
----------------------------------    ------------------
William A. Buckingham                      (Date)

     /s/ Charles S. Wehle                July 29, 2003          Director
----------------------------------    ------------------
Charles S. Wehle                           (Date)

     /s/ Thomas E. Clement              July 29, 2003           Director
----------------------------------    ------------------
Thomas E. Clement                          (Date)

     /s/ Carl E. Sassano                 July 29, 2003          Director
----------------------------------    ------------------
Carl E. Sassano                            (Date)

    /s/ Mark W. Leunig                   July 29, 2003          Director
----------------------------------    ------------------
Mark W. Leunig                             (Date)

                                                                   Page 48 of 95
                                  EXHIBIT INDEX

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----
3-1           Certificate of Incorporation (incorporated by reference to Exhibit 3-1 to the                   --
              Corporation's report on Form 10-K for the fiscal year ended April 29, 2000).

3-2           Certificate of Amendment of the Certificate of Incorporation (incorporated by reference         --
              to the Corporation's report on Form 10-Q for the fiscal quarter ended January 27, 2001).

3-3           By-Laws (incorporated by reference to Exhibit 3-2 to the Corporation's report on Form           --
              10-K for the fiscal year ended April 29, 2000).

10-1          Asset Purchase Agreement, dated as of August 29, 2000 between The Genesee Brewing               --
              Company, Inc. and High Falls Brewing Company, LLC (incorporated by reference to Exhibit
              10-1 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-2          Amendment No. 1 to Asset Purchase Agreement dated as of December 15, 2000, between The          --
              Genesee Brewing Company, Inc. and High Falls Brewing Company, LLC (incorporated by reference to Exhibit 10-2 to the Corporation's report on Form 8-K filed on January 2,
              2001.)

10-3          $3,500,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls              --
              Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-3 to the Corporation's report on Form 8-K filed on January 2,
              2001).

10-4          $3,000,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls              --
              Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-4 to the Corporation's report on Form 8-K filed on January 2,
              2001).

10-5          Mortgage dated as of December 15, 2000 executed by High Falls Brewing Company, LLC in           --
              favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-6          $4,500,000 Subordinated Promissory Note dated December 15, 2000 executed by High Falls          --
              Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-6 to the Corporation's report on Form 8-K filed January 2, 2001).

10-7          Security Agreement dated as of December 15, 2000 executed by High Falls Brewing Company,        --
              LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit
              10-7 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-8          Intercreditor Agreement dated as of December 15, 2000 among High Falls Brewing Company,         --
              LLC, The Genesee Brewing Company, Inc., Manufacturers and Traders Trust Company and
              Cephas Capital Partners, LP  (incorporated by reference to Exhibit 10-8 to the
              Corporation's report on Form 8-K filed on January 2, 2001).

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----
10-9          Indemnification Agreement dated as of December 15, 2000 between The Genesee Brewing             --
              Company, Inc. and High Falls Brewing Company, LLC (incorporated by reference to Exhibit
              10-10 to the Corporation's report on Form 8-K filed January 2, 2001).

10-10         Employment and Stock Appreciation Agreement with S.M. Morse dated as of December 15,            --
              2000 (incorporated by reference to Exhibit 10-16 to the Corporation's report on Form
              10-K for the fiscal year ended April 28, 2001).

10-11         Letter agreement with S.B. Ashley dated January 8, 2001 (incorporated by reference to           --
              Exhibit 10-17 to the Corporation's report on Form 10-K for the fiscal year ended April
              28, 2001).

10-12         Indemnification Agreement with Steven M. Morse dated June 27, 2001 (incorporated by             --
              reference to Exhibit 10-18 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001). Substantially identical agreements were executed with all other directors and officers of the Corporation.

10-13         1992 Stock Plan (incorporated by reference to Exhibit 10-1 to the Corporation's report          --
              on Form 10-Q for the fiscal quarter ended October 30, 1999).

10-14         Stock Bonus Incentive Program under 1992 Stock Plan (incorporated by reference to               --
              Exhibit 10-3 to the Corporation's report on Form 10-K for the fiscal year ended May 2,
              1998).

10-15         Agreement of Sublease by and between S.B. Ashley Management Corporation and the                 --
              Corporation dated May 18, 2001 (incorporated by reference to Exhibit 10-27 to the
              Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-16         Plan of Liquidation and Dissolution adopted by the Corporation's shareholders on October        --
              29, 2000 (incorporated by reference to Exhibit 10-28 to the Corporation's report on
              Form 10-K for the fiscal year ending April 28, 2001).

10-17         Purchase Agreement dated September 21, 2001 by and among Associated Brands, Inc.,               --
              Associated Brands Inc. and Genesee Corporation (incorporated by reference to Exhibit
              10-1 to the Corporation's report on Form 8-K filed on October 24, 2001). Exhibits and schedules pursuant to the Purchase Agreement have not been filed by the registrant, which hereby undertakes to file such exhibits and schedules upon request by the
              Commission.

10-18         Transfer Agreement dated May 31, 2002 by and among Genesee Ventures Inc., Home Leasing          --
              Corporation, Norman Leenhouts and Nelson B. Leenhouts (incorporated by reference to Exhibit
              10-26 to the Corporation's report on Form 10-K for the fiscal year ended April 27, 2002.)
              Exhibits pursuant to the Transfer Agreement have not been filed by the registrant, who hereby undertakes to file such exhibits upon request by the Commission.

10-19         Indemnification Agreement dated May 31, 2002 by and between Genesee Corporation, Norman         --
              Leenhouts, Nelson B. Leenhouts and Home Leasing Corporation (incorporated by reference to
              Exhibit 10-26 to the Corporation's report on Form 10-K for the fiscal year ended April
              27, 2002.)

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----

10-20         Membership Interest Purchase Agreement dated as of September 16, 2002 by and among              51
              Genesee Ventures, Inc., Crossroads Spencerport LLC, Natapow Realty Corporation, and
              Theodore F. Spall, Jr. Exhibits pursuant to the Membership Interest Purchase Agreement have not been filed by the registrant, who hereby undertakes to file such exhibits upon request by the Commission.

10-21         Assignment of membership units dated as of September 16, 2002 given by Genesee Ventures,        64
              Inc. to Crossroads Spencerport LLC.

10-22         Release and Termination Agreement dated as of September 16, 2002 by and among Genesee           66
              Ventures, Inc., Crossroads Spencerport LLC, Natapow Realty Corporation, and Theodore F.
              Spall, Jr.

10-23         Partnership Interest Purchase Agreement dated as of September 16, 2002 by and among             69
              Genesee Syracuse Properties, Inc., Westbrook 1993 Limited Partnership, Spall Natapow
              Ventures, Ltd., Natapow Realty Corporation, and Theodore F. Spall, Jr. Exhibits
              pursuant to the Partnership Interest Purchase Agreement have not been filed by the registrant, who hereby undertakes to file such exhibits upon request by the Commission.

10-24         Assignment of Limited Partnership units dated as of September 16, 2002 given by Genesee         83
              Syracuse Properties, Inc. to Westbrook 1993 Limited Partnership.

10-25         Release Agreement dated as of September 16, 2002 by and among Genesee Syracuse                  85
              Properties, Inc., Westbrook 1993 Limited Partnership, Spall Natapow Ventures, Ltd.,
              Natapow Realty Corporation, and Theodore F. Spall, Jr.

10-26         Amendment to Employment Agreement with S.M. Morse (see Exhibit 10-10 above) dated as of         88
              May 4, 2003.

14            Genesee Corporation Financial Code of Ethics                                                    91

21            Subsidiaries of the Registrant                                                                  92

31            Officer Certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002             93

32            Officer Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002             95