Form 10-Q
period 2003-08-02
GENESEE CORP
filed 2003-09-10
CIK 40934

                                                    Index to Exhibits at page 14


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 2, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------

                         Commission File Number 0 - 1653
                                                --------

                               GENESEE CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 STATE OF NEW YORK                                     16-0445920
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York             14614
--------------------------------------------------------             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (585)  454-1250
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

Yes  X       No
   -----       ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No  X
                                               -----     -----

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                         Number of Shares
     Class                                                Outstanding
     -----                                               ----------------

     Class A Common Stock (voting), par
     value $.50 per share                                   209,885

     Class B Common Stock (non-voting), par
     value $.50 per share                                 1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statement Of Net Assets In Liquidation (Liquidation Basis)
                         August 2, 2003 and May 3, 2003
                 (Dollars in thousands, except per share data)


                                                         UNAUDITED
                                                       August 2, 2003     May 3, 2003
                                                       --------------     -----------
ASSETS
------
      Cash and cash equivalents                          $    2,562       $    6,572
      Restricted cash                                         3,200            3,200
      Marketable securities available for sale                2,284            3,010
      Notes receivable                                        2,800            2,800
      Other assets                                              317              353
                                                         ----------       ----------
         Total assets                                    $   11,163       $   15,935
                                                         ==========       ==========

LIABILITIES AND NET ASSETS
--------------------------

      Accrued compensation                               $      336       $      525
      Accrued expenses and other liabilities                    721              874
      Estimated net income tax payable                          112            4,664
      Accrued self-insured workers compensation               1,463            1,495
                                                         ----------       ----------
         Total liabilities                                    2,632            7,558
                                                         ----------       ----------

   Net assets in liquidation                             $    8,531       $    8,377
                                                         ==========       ==========

   Number of common shares outstanding
     (Class A - 209,885; Class B - 1,464,201)             1,674,086        1,674,086

   Net assets in liquidation per outstanding share       $     5.10       $     5.00
                                                         ==========       ==========

          See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
          For the Thirteen Weeks Ended August 2, 2003 and July 27, 2002
                             (Dollars in thousands)

                                                  UNAUDITED     UNAUDITED
                                                    2003          2002
                                                  ---------     ---------
Net assets in liquidation at May 3, 2003 and
   April 27, 2002, respectively                    $8,377       $ 29,622

High Falls subordinated note receivable:

   Interest income                                    140            120

Interest income, net                                   12            194

Changes in estimated liquidation values of
   assets and liabilities                               2            (17)
                                                   ------       --------

Net assets in liquidation at August 2, 2003
   and July 27, 2002, respectively                 $8,531       $ 29,919
                                                   ======       ========

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

          The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. The Corporation continues to hold a small number of the leases, which it retained after this sale.

          The Corporation sold its Foods Division in October 2001 to Associated Brands, Inc. ("ABI") for $24.4 million.

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

          General assumptions used and asset and liability values under the Liquidation Basis of Accounting

          Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of August 2, 2003.

          Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At August 2, 2003, substantially all cash balances were in excess of federally insured limits. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at August 2, 2003; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

          Marketable securities available for sale - Presented at quoted market prices. The Corporation maintains a portfolio that consists predominantly of high quality corporate bonds which is managed by an independent third party investment manager. Valuation of the Corporation's marketable securities is based upon closing prices of their marketable securities, as provided by the investment manager, at August 2, 2003.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

NOTE (B)  Liquidation Basis of Accounting (continued)

          Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business, the Corporation received $11 million in notes receivable from High Falls. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. At August 2, 2003, the amount remaining due to the Corporation from High Falls is $4 million under a subordinated note receivable with an original face amount of $4.5 million. The $4 million balance is payable as follows:
          $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002 and is currently in default under the terms of the remaining High Falls note. The Corporation is currently in discussions with High Falls regarding the restructuring of this remaining note in connection with the possible recapitalization of High Falls Brewing Company. During the second quarter of fiscal 2002 the Corporation adjusted the value of the balance of the remaining High Falls note on the Statement of Net Assets in Liquidation to $2.8 million to reflect management's estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality. At August 2, 2003, the note remains valued at $2.8 million.

          Other assets - Valued based on management estimates. At August 2, 2003 the $317,000 balance is primarily comprised of prepaid insurance, accrued interest receivable, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of the brewery to High Falls in December 2000.

          Accrued compensation and accrued expenses and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's plan of liquidation and dissolution, and represents the estimated cash costs of operating the Corporation through April 2004 and for an additional wind-up phase after April 2004. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. The table below details these costs by category as of May 3, 2003 and August 2, 2003 and the expenditures during the first quarter of fiscal 2004.

                                            May 3, 2003    1st Quarter FY 2004  August 2, 2003
          Category                          Balance        Expenditures         Balance
          ------------------------------------------------------------------------------------
          Compensation and related costs    $  525,000     $  189,000           $  336,000
          ------------------------------------------------------------------------------------
          Office expenses, including rent       54,000         16,000               38,000
          ------------------------------------------------------------------------------------
          Insurance expense                    200,000         53,000              147,000
          ------------------------------------------------------------------------------------
          Professional fees                    205,000         66,000              139,000
          ------------------------------------------------------------------------------------
          Post April 2004 costs                300,000              0              300,000
          ------------------------------------------------------------------------------------
          Other                                115,000         18,000               97,000
          ------------------------------------------------------------------------------------
          ------------------------------------------------------------------------------------
          Totals                            $1,399,000     $  342,000           $1,057,000
          ------------------------------------------------------------------------------------

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

NOTE (B)  Liquidation Basis of Accounting (continued)

          Estimated income tax payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates for future expenditures, the utilization of tax credits, carryforwards and carrybacks. Certain amounts included in the estimated income tax payable are subject to audit by both state and federal taxing authorities. The Corporation has requested accelerated audits from both state and federal taxing authorities for the tax years ending April 27, 2002, April 28, 2001, and April 29, 2000. During July 2003, the Corporation paid $4.7 million to the Internal Revenue Service on account. The remaining net payable is an estimation of the accumulation of the payments expected in the future. As tax returns are filed utilizing estimates and management's reasonable interpretation of applicable rules, the actual results after a tax audit can be different from amounts initially filed. Based upon all known facts, management has made an estimation of the range of probable outcomes after the audits referred to above have been completed. The tax payable on the Statement of Net Assets is management's estimate of the most probable point within the range. Such estimations are often updated as additional information becomes available.

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

          Accrued self-insured workers compensation - Based on an independent actuarial valuation. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. In connection with this liability, the Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the $3.2 million standby letter of credit, which has been renewed through August 2004. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank.

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

NOTE (C)  Financial Statement Presentation

          Liquidation Basis Financial Statements

          The Corporation's Statement of Net Assets in Liquidation as of August 2, 2003 and Statement of Changes in Net Assets in Liquidation for the thirteen weeks ended August 2, 2003 and July 27, 2002 presented herein are unaudited. The May 3, 2003 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

          Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

NOTE (C)  Financial Statement Presentation (continued)

          The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended May 3, 2003. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note B to the accompanying consolidated financial statements. In the current and prior fiscal years the Corporation had no operations; therefore, there is no discussion of operations presented.

          LIQUIDITY AND CAPITAL RESOURCES - AUGUST 2, 2003

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
                                   ===========      ======

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          LIQUIDITY AND CAPITAL RESOURCES - AUGUST 2, 2003 (continued)

          Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payment on the remaining promissory note described in Note B to the accompanying consolidated financial statements which accompany this report; (b) is allowed to reduce the financial assurance for its self-insured workers compensation liability described below; (c) reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. While Management has targeted that the Corporation's plan of liquidation and dissolution will be completed by April 2004, there will be a further phase required to wind up its business, necessitated by certain assets and liabilities having a longer maturity or term. While the duration of this additional phase is unknown, there will be costs associated with it. The Corporation has estimated the present value of those costs at $300,000 and this amount has been recorded as a part of the run-out accrual and reflected in the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

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

          The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.0% per annum. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at August 2, 2003; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          LIQUIDITY AND CAPITAL RESOURCES - AUGUST 2, 2003 (continued)

          Restricted cash represents cash which the Corporation is temporarily unable to access. Restricted cash in the amount of $3.2 million is being held in a money-market account with a commercial bank as collateral for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the $3.2 million standby letter of credit, which has been renewed through August 2004. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank. Despite a $1.5 million actuarially based valuation of the Corporation's workers compensation liability, and the Corporation's expectation that the valuation of its workers compensation liability will decline over time as claims are paid, the Compensation Board will not review the $3.2 million financial security requirement until at least December 2003 and it is not currently known whether the Compensation Board will adjust the financial security requirement to an amount more consistent with the actuarial valuation of workers compensation liability. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation.

          The Corporation's marketable securities consist of a bond portfolio managed by an investment management firm. This portfolio had a fair market value of $2,284,000 at August 2, 2003. The investments in this portfolio include $293,000 in U.S. government agency bonds with the balance of $1,991,000 invested in corporate bonds. The portfolio at August 2, 2003 has a Moody's dollar weighted average rating of A1. The portfolio currently has a weighted average duration of approximately
          1.09 years. The current weighted average yield to maturity is approximately 1.78%. The $726,000 decrease in this financial statement line item from May 3, 2003 to August 2, 2003 is a result of certain investments being sold with the proceeds remaining in cash and reflected in the cash and cash equivalents line item. In August 2003, the portfolio was liquidated and the cash proceeds were invested in money market funds.

          During the first quarter of fiscal 2004, the Corporation received $121,000 in interest from High Falls on the $4 million note receivable which is described in Note B to the accompanying consolidated financial statements. The remaining $4 million note receivable from High Falls bears interest at the rate of 12% per annum; however, interest is currently accruing at the default rate of 14% per annum as a result of the default by High Falls on the December 15, 2002 $1 million principal payment. Interest is payable quarterly. The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. As mentioned above, High Falls did not make the $1 million principal payment due on December 15, 2002. As a result of this default, the Corporation is currently in discussions with High Falls regarding the restructuring of the note in connection with the possible recapitalization of High Falls Brewing Company. The December 15, 2003 principal payment can be extended by High Falls to December 15, 2005 if High Falls does not achieve 2.5 million barrels of contract brewing volume as measured from December 15, 2000 through December 15, 2003. High Falls, which is required to certify its contract volume annually, has certified to the Corporation that as of December 31, 2002, it has achieved 2,153,946 barrels of contract brewing volume since December 15, 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          LIQUIDITY AND CAPITAL RESOURCES - AUGUST 2, 2003 (continued)

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

          During the second quarter of fiscal 2003, the Corporation adjusted the value of the High Falls note on its Statement of Net Assets in Liquidation to $2.8 million to reflect management's estimate of the value of the note, which is based on the fair market value of publicly traded debt instruments of similar quality. At August 2, 2003, the fair value of this note receivable remains at $2.8 million. This adjustment had no effect on the estimated income tax payable amount presented in the Statement of Net Assets in Liquidation.

          Accrued compensation and accrued expenses and other liabilities line items decreased during the first quarter of fiscal 2004 as a result of expected expenditures occurring.

          During the first quarter of fiscal 2004, the Corporation paid $4.7 million to the Internal Revenue Service on account. As a result, the estimated net income tax payable financial statement line item decreased accordingly.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Forward-Looking Statements

          This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up phase beyond April 2004, that will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the amount and timing of payments to the Corporation by High Falls Brewing Company LLC ("High Falls") under the remaining promissory note described in Note B to the accompanying consolidated financial statements which accompany this report; the possible extension of payment or renegotiation of terms as a result of the default by High Falls under that note; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation to report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; and risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution and additional run-out expenses, the amount of income earned during the liquidation period on the Corporation's bond portfolio and investment in money market funds, risks that the market value of the Corporation's bond portfolio could decline, risks associated with investments in bonds and money market funds in the current low interest rate environment, discharge of contingent liabilities, and the actual timing of the winding up and dissolution of the Corporation.

Item 4. Controls and Procedures

          In accordance with Securities Exchange Act of 1934 rules, the Corporation's management, under the supervision of the President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Corporation concluded that the design and operation of its disclosure controls and procedures were effective. There has been no change in the Corporation's internal control over financial reporting that occurred during the period covered by this quarterly report, that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    See Exhibit Index at Page 14 of this report.

               (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on June 20, 2003 to report information under Item 5 (Other Events).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENESEE CORPORATION


Date: 9/10/03                      /s/ Stephen B. Ashley
      -----------                  -----------------------------------------
                                   Stephen B. Ashley
                                   President

Date: 9/10/03                      /s/ Steven M. Morse
      -----------                  -----------------------------------------
                                   Steven M. Morse
                                   Vice President and Chief Financial Officer

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


                                  EXHIBIT INDEX

Exhibit
Number                       Exhibit                                    Page No.
--------------------------------------------------------------------------------

  31      Officer Certifications as required by Section 302 of
          the Sarbanes-Oxley Act of 2002                                  15

  32      Officer Certifications as required by Section 906 of
          the Sarbanes-Oxley Act of 2002                                  17