Form 10-Q
period 2003-11-01
GENESEE CORP
filed 2003-11-21
CIK 40934

                                                    Index to Exhibits at page 16

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2003

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
Yes   X       No
   -------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X
   -------      -------

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                     Number of Shares
         Class                                            Outstanding
         -----                                            -----------

         Class A Common Stock (voting), par
         value $.50 per share                                 209,885

         Class B Common Stock (non-voting), par
         value $.50 per share                               1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        November 1, 2003 and May 3, 2003
                  (Dollars in thousands, except per share data)

                                                                                  November 1, 2003    May 3, 2003
                                                                                  ----------------    -----------
ASSETS
------

     Cash and cash equivalents                                                       $    4,592        $    6,572
     Restricted cash                                                                      3,200             3,200
     Marketable securities available for sale                                                 0             3,010
     Note receivable                                                                      1,100             2,800
     Other assets                                                                           228               353
                                                                                     ----------        ----------
           Total assets                                                              $    9,120        $   15,935
                                                                                     ==========        ==========

LIABILITIES AND NET ASSETS
--------------------------

     Accrued compensation                                                            $      279        $      525
     Accrued expenses and other liabilities                                                 687               874
     Estimated net income tax payable, net                                                  250             4,664
     Accrued self-insured workers compensation                                            1,224             1,495
                                                                                     ----------        ----------
           Total liabilities                                                              2,440             7,558
                                                                                     ----------        ----------

 Net assets in liquidation                                                           $    6,680        $    8,377
                                                                                     ==========        ==========


 Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)         1,674,086         1,674,086

 Net assets in liquidation per outstanding share                                     $     3.99        $     5.00
                                                                                     ==========        ==========



          See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


     Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
  For the Thirteen Week and Twenty Six Week Periods Ended November 1, 2003 and
                                October 26, 2002
                             (Dollars in thousands)

                                                                                          2003             2002
                                                                                        -------------------------


Net assets in liquidation at May 3, 2003 and April 27, 2002, respectively               $  8,377         $ 29,622

High Falls subordinated note receivable:

        Interest income                                                                      140              120

Interest income, net                                                                          12              194

Changes in estimated liquidation values of assets and liabilities                              2              (17)
                                                                                        -------------------------

Net assets in liquidation at August 2, 2003 and July 27, 2002, respectively                8,531           29,919

Liquidating distributions paid to shareholders                                                 0          (13,393)

High Falls subordinated note receivable:

        Interest income                                                                       70              120

        Change in fair value                                                              (1,700)          (1,200)

Interest (expense) income, net                                                               (58)             179

Changes in estimated liquidation values of assets and liabilities                           (163)            (394)
                                                                                        -------------------------

Net assets in liquidation at November 1, 2003 and October 26, 2002, respectively        $  6,680         $ 15,231
                                                                                        =========================

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

         The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. Since then, the Corporation continued to hold and manage a small number of leases that it retained after this sale. The final lease matured in November 2003 resulting in the conclusion of the Corporation's equipment leasing activities.

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


                  General assumptions used and asset and liability values under the Liquidation Basis of Accounting

                  Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of November 1, 2003.

                  Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At November 1, 2003, substantially all cash balances were in excess of federally insured limits. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at November 1, 2003; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                  Marketable securities available for sale - Presented at quoted market prices. The Corporation had maintained a portfolio that consisted predominantly of high quality corporate bonds which was managed by an independent third party investment manager. Valuation of the Corporation's marketable securities was based upon closing prices of their marketable securities, as provided by the investment manager. During the second quarter of fiscal 2004 the Corporation liquidated its portfolio by selling all of its marketable securities.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Liquidation Basis of Accounting (continued)
         -------------------------------------------

         Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business, the Corporation received $11 million in notes receivable from High Falls. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. At November 1, 2003, the amount remaining due to the Corporation from High Falls is $4 million under a subordinated note with an original face amount of $4.5 million (the "High Falls Note"). The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002 and is currently in default under the terms of the High Falls Note. During the second quarter of fiscal 2003 the Corporation adjusted the value of the $4 million balance due on the High Falls Note to $2.8 million to reflect management's estimate of the value of the note, based on the fair market value of publicly traded debt instruments of similar quality. The Corporation has been in discussions with High Falls regarding the restructuring of the High Falls Note in connection with the possible recapitalization of High Falls Brewing Company. Recently High Falls notified the Corporation that High Falls' efforts to recapitalize High Falls in a transaction with a third party have ended unsuccessfully and that High Falls would not be able to make the December 15, 2003 $ 3 million principal payment. A proposal from High Falls to refinance the remaining balance of the High Falls Note is expected before December 31, 2003. As a result of these developments, the Corporation has reduced the estimated value of the High Falls Note by another $ 1.7 million to $1.1 million, based on the fair market value of publicly traded debt instruments of similar quality.

         Other assets - Valued based on management estimates. At November 1, 2003 the $228,000 balance is primarily comprised of prepaid insurance, accrued interest receivable, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of the brewery to High Falls in December 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Liquidation Basis of Accounting (continued)
         -------------------------------------------

         Accrued compensation and accrued expenses and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's plan of liquidation and dissolution, and represent the estimated cash costs of operating the Corporation through April 2004 and for an additional wind-up phase after April 2004. During the second quarter of fiscal 2004 the estimate of certain costs were adjusted to reflect management's current expectations.

         These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Due to the inherent uncertainty in the estimation process, actual results could be materially different. The table below details these costs by category as of May 3, 2003 and November 1, 2003 and the expenditures and management adjustments that occurred during the first half of fiscal 2004.

     -------------------------------------------------------------------------------------------------------------------------
                                                          Six Months Ended       Six Months Ended
     Category                        May 3, 2003          November 1, 2004       November 1, 2004        November 1, 2003
                                     Balance              Expenditures           Adjustments             Balance
     -------------------------------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------------------------------------
     Compensation and related costs  $  525,000           $  (247,000)           $             0         $  278,000
     -------------------------------------------------------------------------------------------------------------------------
     Office expenses,
     including rent                      54,000               (24,000)                    (2,000)            28,000
     -------------------------------------------------------------------------------------------------------------------------
     Insurance expense                  200,000               (71,000)                    21,000            150,000
     -------------------------------------------------------------------------------------------------------------------------
     Professional fees                  205,000              (231,000)                   151,000            125,000
     -------------------------------------------------------------------------------------------------------------------------
     Post April 2004 costs              300,000                     0                          0            300,000
     -------------------------------------------------------------------------------------------------------------------------
     Other                              115,000               (37,000)                     7,000             85,000
     -------------------------------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------------------------------------
     Totals                          $1,399,000           $  (610,000)           $       177,000         $  966,000
     -------------------------------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------------------------------------

         The $151,000 adjustment to the professional fees estimate is primarily related to an expected increase in legal and accounting costs as the Corporation appropriately positions itself for its post April 2004 phase to wind up its business.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

NOTE (B) Liquidation Basis of Accounting (continued)
         -------------------------------------------

         Estimated income tax payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of current taxes on current year income, adjusting for estimates for future expenditures, the utilization of tax credits, carry forwards and carry backs. Certain amounts included in the estimated income tax payable are subject to audit by both state and federal taxing authorities. The Corporation has requested accelerated audits from both state and federal taxing authorities for the tax years ending April 27, 2002, April 28, 2001, and April 29, 2000. During July 2003, the Corporation paid $4.7 million to the Internal Revenue Service on account. The remaining net payable is an estimation of the accumulation of the payments expected in the future. As tax returns are filed utilizing estimates and management's reasonable interpretation of applicable rules, the actual results after a tax audit can be different from amounts initially filed. Based upon all known facts, management has made an estimation of the range of probable outcomes after the audits referred to above have been completed. The tax payable on the Statement of Net Assets is management's estimate of the most probable point within the range. Such estimations are often updated as additional information becomes available.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

NOTE (C) Financial Statement Presentation
         --------------------------------

         Liquidation Basis Financial Statements

         The Corporation's Statement of Net Assets in Liquidation as of November 1, 2003 and Statement of Changes in Net Assets in Liquidation for the thirteen week and twenty three week periods ended November 1, 2003 and October 26, 2002 presented herein are unaudited. The May 3, 2003 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

         The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission (the "SEC") guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended May 3, 2003. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

NOTE (D) Class B Common Stock De-listing and Closing of Stock Books
         ----------------------------------------------------------

         As reported in a November 6, 2003 news release and related Current Report filed on Form 8-K with the SEC on November 7, 2003, the Corporation announced that it anticipates that its Class B Common Stock will be de-listed from the Nasdaq National Market and that the Corporation's stock books for its Class A and Class B Common Stock will be closed during December 2003. The Corporation also expects to file a certificate of dissolution with the New York State Department of State in the future. These actions are part of the next stage of the Corporation's plan of Liquidation and Dissolution that was adopted by shareholders in October 2000.

         On October 31, 2003 the Corporation received a Nasdaq Staff Determination indicating that, because the Corporation's stockholders' equity (net assets in liquidation) is less than $10 million, its Class B Common Stock will be de-listed from the Nasdaq National Market. The Nasdaq notice offered the Corporation the opportunity to apply for listing on the Nasdaq SmallCap Market, which would provide continued over-the-counter trading in the Class B Common Stock. The cost of listing on the Nasdaq SmallCap Market for the balance of 2003 could be approximately $30,000, which includes a one-time non-refundable entrance fee of $25,000. Given the Corporation's progress in executing its plan of liquidation, the cost of a short-term listing on the Nasdaq SmallCap Market makes this an unattractive option.

         Therefore, the Corporation has requested a hearing before a Nasdaq Listing Qualifications Board to review the Nasdaq Staff's Determination. The Corporation expects that its Class B Common Stock will continue to trade on the Nasdaq National Market, pending this hearing, until sometime in December 2003. Unless the Nasdaq National Market listing is extended, the Class B Common Stock will be de-listed and there will cease to be an active over-the-counter trading market for the Corporation's Class B Common Stock. At such time or thereafter, the Corporation expects to instruct its stock transfer agent and registrar to close its stock books, after which transfers of both its Class A and Class B Common Stock will no longer be recognized by the Corporation.

         The practical impact of these expected developments is that shareholders and others who may wish to purchase or sell the Corporation's Class A or Class B Common Stock should do so promptly.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note B to the accompanying consolidated financial statements. In the current and prior fiscal years the Corporation had no operations; therefore, there is no discussion of operations presented. See also Note D to the accompanying consolidated financial statements presented in this report that are incorporated herein by reference thereto.

         LIQUIDITY AND CAPITAL RESOURCES - NOVEMBER 1, 2003
         ------------------------------------------------

         Liquidating distributions have been paid to shareholders under the Corporation's plan of liquidation and dissolution as follows:

                                                  AMOUNT               AMOUNT
                 DATE PAID                   DISTRIBUTED            PER SHARE
                 ---------                   -----------            ---------
              March 1, 2001                  $12,557,000                $7.50
              November 1, 2001                21,763,000                13.00
              May 17, 2002                     8,370,000                 5.00
              August 26, 2002                  8,370,000                 5.00
              October 11, 2002                 5,023,000                 3.00
              March 17, 2003                   4,185,000                 2.50
              April 28, 2003                   2,511,000                 1.50
                                               ---------                 ----
                                 TOTAL       $62,779,000               $37.50
                                             ===========               ======

                               GENESEE CORPORATION
                                AND SUBSIDIARIES




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - NOVEMBER 1, 2003 (continued)
         ------------------------------------------------------------

         Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payments on the remaining promissory note described in Note B to the accompanying consolidated financial statements which accompany this report; (b) is allowed to reduce the financial assurance for its self-insured workers compensation liability described below; (c) reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. While Management has targeted that the Corporation's plan of liquidation and dissolution will be completed by April 2004, there will be a further phase required to wind up its business, necessitated by certain assets and liabilities having a longer maturity or term. While the duration of this additional phase is unknown, there will be costs associated with it. The Corporation has estimated the present value of those costs at $300,000 and this amount has been recorded as a part of the run-out accrual and reflected in the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

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

         The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.0% per annum. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at November 1, 2003; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - NOVEMBER 1, 2003 (continued)
         --------------------------------------------------------------

         Restricted cash represents cash that the Corporation is temporarily unable to access. Restricted cash in the amount of $3.2 million is being held in a money-market account with a commercial bank as collateral for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the $3.2 million standby letter of credit, which has been renewed through August 2004. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank. Despite a $1.2 million actuarially based valuation of the Corporation's workers compensation liability, and the Corporation's expectation that the valuation of its workers compensation liability will decline over time as claims are paid, the Compensation Board will not review the $3.2 million financial security requirement until at least December 2003 and it is not currently known whether the Compensation Board will adjust the financial security requirement to an amount more consistent with the actuarial valuation of workers compensation liability. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation.

         The Corporation's marketable securities consisted of a bond portfolio managed by an investment management firm. This portfolio was liquidated during the second quarter of fiscal 2004 with the proceeds invested in commercial bank money market funds.

         During the first half of fiscal 2004, the Corporation received $242,000 in interest from High Falls on the High Falls Note that is described in Note B to the accompanying consolidated financial statements. The remaining High Falls Note bears interest at the rate of 12% per annum; however, interest is currently accruing at the default rate of 14% per annum as a result of the default by High Falls on the December 15, 2002 $1 million principal payment. However, the Corporation has only received interest at 12% for its June 15, 2003 and September 15, 2003 quarterly interest payments. The $4 million balance is payable as follows: $1 million was due on December 15, 2002 and $3 million is due on December 15, 2003. As mentioned above, High Falls did not make the $1 million principal payment due on December 15, 2002. As a result of this default, the Corporation has been in discussions with High Falls regarding the restructuring of the High Falls Note in connection with the possible recapitalization of High Falls Brewing Company. Recently High Falls notified the Corporation that High Falls' efforts to recapitalize High Falls in a transaction with a third party have ended unsuccessfully and that High Falls would not be able to make the December 15, 2003 $3 million principal payment. A proposal from High Falls to refinance the remaining balance of the High Falls Note is expected before December 31, 2003. Under the current arrangement with High Falls, the December 15, 2003 principal payment can be extended by High Falls to December 15, 2005 if High Falls does not achieve 2.5 million barrels of contract brewing volume as measured from December 15, 2000 through December 15, 2003. High Falls, which is required to certify its contract volume annually, has certified to the Corporation that as of December 31, 2002, it has achieved 2,153,946 barrels of contract brewing volume since December 15, 2000.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - NOVEMBER 1, 2003 (continued)
         ------------------------------------------------------------

         The High Falls Note is subordinate to High Falls' senior bank debt and mezzanine financing. Under the terms of the senior debt agreements, in the event of a default by High Falls, the senior lenders could declare a standstill, which would prevent the Corporation from receiving principal and interest payments and enforcing its rights against collateral pledged by High Falls to secure the High Falls Note. If the senior lenders were to declare a standstill, payments to the Corporation and the Corporation's rights against collateral pledged to secure the note could be suspended indefinitely. The terms of the High Falls seller financing are detailed in exhibits to the Corporation's report on Form 8-K filed on January 2, 2001.

         During the second quarter of fiscal 2003, the Corporation adjusted the value of the $4 million balance due on the High Falls Note to $2.8 million to reflect management's estimate of the value of the note, based on the fair market value of publicly traded debt instruments of similar quality. As a result of the developments described above, the Corporation has reduced the estimated value of the High Falls Note by another $ 1.7 million to $ 1.1 million, based on the fair market value of publicly traded debt instruments of similar quality. This adjustment had no effect on the estimated income tax payable amount presented in the Statement of Net Assets in Liquidation.

         Other than the $177,000 in adjustments to the estimated costs to complete the Corporation's plan of liquidation and dissolution, which are primarily related to professional fees and are included in Note B to the accompanying consolidated financial statements, the accrued compensation and accrued expenses and other liabilities line items decreased during the first half of fiscal 2004 as a result of expected expenditures occurring.

         During the first quarter of fiscal 2004, the Corporation paid $4.7 million to the Internal Revenue Service on account. As a result, the estimated net income tax payable financial statement line item decreased accordingly.

         See also Note D to the accompanying consolidated financial statements, which is incorporated herein by reference thereto, which explains the Corporation's impending Class B Common Stock de-listing and closing of the Corporation's stock books.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Forward-Looking Statements
         --------------------------

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up phase beyond April 2004, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the amount and timing of payments to the Corporation by High Falls under the remaining promissory note described in Note B to the accompanying consolidated financial statements which accompany this report; the possible extension of payment or renegotiation of terms as a result of the default by High Falls under that note; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation that report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution and additional run-out expense, discharge of contingent liabilities, the actual timing of the de-listing of the Corporation's Class B Common Stock, the closing of the stock books of both the Class A and Class B Common Stock, and the winding up and dissolution of the Corporation.



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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

                (a)      Exhibits:
                         ---------

                         See Exhibit Index at Page 16 of this report.

                (b) Reports on Form 8-K. The Corporation did not file any reports on Form 8-K during the second quarter of fiscal 2004.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENESEE CORPORATION


Date:   11/21/03                 /s/ Stephen B. Ashley
       ---------------           ----------------------------------------------
                                 Stephen B. Ashley
                                 President


Date:   11/21/03                 /s/ Steven M. Morse
       ---------------           ----------------------------------------------
                                 Steven M. Morse
                                 Vice President and Chief Financial Officer

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


                                  EXHIBIT INDEX

Exhibit
Number                                         Exhibit                                                         Page No.
-----------------------------------------------------------------------------------------------------------------------------

     10       Amendment to Employment Agreement with S.M. Morse                                                   17

     31       Officer Certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.                18

     32       Officer Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.                20