Form 10-Q
period 2004-01-31
GENESEE CORP
filed 2004-03-04
CIK 40934

                                                    Index to Exhibits at page 14

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_______________

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

STATE OF NEW YORK                                            16-0445920
-------------------                                          -----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York        14614
----------------------------------------------------------      -----
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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        January 31, 2004 and May 3, 2003
                 (Dollars in thousands, except per share data)


                                                                                   January 31, 2004        May 3, 2003
                                                                                   ----------------        -----------
ASSETS

       Cash and cash equivalents                                                      $    4,368            $    6,572
       Restricted cash                                                                     3,200                 3,200
       Marketable securities available for sale                                                0                 3,010
       Note receivable                                                                     1,100                 2,800
       Estimated income tax receivable, net                                                  115                     0
       Other assets                                                                          203                   353
                                                                                      ----------            ----------
                   Total assets                                                       $    8,986            $   15,935
                                                                                      ==========            ==========

LIABILITIES AND NET ASSETS

       Accrued compensation                                                           $      222            $      525
       Accrued expenses and other liabilities                                                602                   874
       Estimated income tax payable, net                                                       0                 4,664
       Accrued self-insured workers compensation                                           1,065                 1,495
                                                                                      ----------            ----------
                   Total liabilities                                                       1,889                 7,558
                                                                                      ----------            ----------

    Net assets in liquidation                                                         $    7,097            $    8,377
                                                                                      ==========            ==========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)       1,674,086             1,674,086

    Net assets in liquidation per outstanding share                                   $     4.24            $     5.00
                                                                                      ==========            ==========

    See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
  For the Thirteen Week and Thirty Nine Week Periods Ended January 31, 2004 and
                                January 25, 2003
                             (Dollars in thousands)


                                                                                                 2004                2003
                                                                                               ---------           --------
Net assets in liquidation at May 3, 2003 and April 27, 2002, respectively                      $   8,377           $ 29,622

High Falls subordinated note receivable:

              Interest income                                                                        140                120

Interest income, net                                                                                  12                194

Changes in estimated liquidation values of assets and liabilities                                      2                (17)
                                                                                               ---------           --------

Net assets in liquidation at August 2, 2003 and July 27, 2002, respectively                        8,531             29,919

Liquidating distributions paid to shareholders                                                         0            (13,393)

High Falls subordinated note receivable:

              Interest income                                                                         70                120

              Change in fair value                                                                (1,700)            (1,200)

Interest (expense) income, net                                                                       (58)               179

Changes in estimated liquidation values of assets and liabilities                                   (163)              (394)
                                                                                               ---------           --------

Net assets in liquidation at November 1, 2003 and October 26, 2002, respectively                   6,680             15,231

High Falls subordinated note receivable:

              Interest income                                                                        120                120

Interest (expense) income, net                                                                       (60)               119

Changes in estimated liquidation values of assets and liabilities                                    357                 68
                                                                                               ---------           --------

Net assets in liquidation at January 31, 2004 and January 25, 2003, respectively               $   7,097           $ 15,538
                                                                                               =========           ========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (A)          Divestiture of the Corporation's Operating Businesses and
                  Other Assets

                  In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to divest all of the Corporation's operations and then liquidate and dissolve the Corporation (the "Plan of Liquidation and Dissolution.") Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions.

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

                  General assumptions used and asset and liability values under the Liquidation Basis of Accounting

                  Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of January 31, 2004.

                  Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At January 31, 2004, substantially all cash balances were in excess of federally insured limits. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at January 31, 2004; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)          Liquidation Basis of Accounting (continued)

                  Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business in December 2000, the Corporation received $11 million in notes receivable from High Falls. On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. At January 31, 2004, the amount remaining due to the Corporation from High Falls is $4 million under a subordinated note with an original face amount of $4.5 million (the "High Falls Note"). The $4 million balance was payable as follows:
                  $1 million was due on December 15, 2002 and $3 million was due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002 or the $3 million principal payment due on December 15, 2003 and is currently in default under the terms of the High Falls Note. During the second quarter of fiscal 2003 the Corporation adjusted the value of the $4 million balance due on the High Falls Note to $2.8 million to reflect management's estimate of the value of the note, based on the fair market value of publicly traded debt instruments of similar quality. The Corporation had been in discussions with High Falls regarding the restructuring of the High Falls Note in connection with the possible recapitalization of High Falls Brewing Company. In November 2003 High Falls notified the Corporation that High Falls' efforts to recapitalize High Falls in a transaction with a third party had ended unsuccessfully and that High Falls would not be able to make the December 15, 2003 $3 million principal payment. A proposal from High Falls to refinance the remaining balance of the High Falls Note is expected soon. As a result of these developments, in November 2003 management reduced its estimate of the value of the High Falls Note by another $1.7 million to $1.1 million, based on the fair market value of publicly traded debt instruments of similar quality.

                  Estimated income tax receivable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It is comprised of taxes and estimated interest currently owed on prior year tax underpayments and estimated amounts of taxes to be received within the next year. It includes adjustments for estimates of future expenditures, the utilization of tax credits, and carryforwards and carrybacks.

                  Certain amounts included in the estimated income tax receivable are subject to audit by both state and federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003 and May 1, 2004. The Corporation requested, and has settled, accelerated audits from the federal taxing authorities for the tax years ending April 27, 2002, April 28, 2001, and April 29, 2000. State audits have also been resolved through the fiscal year ended April 27, 2002.

                  As tax returns are filed utilizing management's interpretation of applicable rules, the actual results after a tax audit can be different from amounts initially filed. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed and reviewed by the taxing authorities and during the third quarter of fiscal 2004, a $365,000 adjustment was recorded by the Corporation which replaced a $250,000 estimated income tax liability with a $115,000 estimated income tax receivable. The estimated income tax receivable on the accompanying Statement of Net Assets in Liquidation is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available.

                  The Corporation may incur additional professional fees as a result of any additional income tax audits.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)          Liquidation Basis of Accounting (continued)

                  Other assets - Valued based on management estimates. At January 31, 2004 the $203,000 balance is primarily comprised of prepaid insurance, accrued interest receivable, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

                  Accrued compensation and accrued expenses and other liabilities - Based on management's estimate. These are the estimated costs to complete the Plan of Liquidation and Dissolution, and represent the estimated cash costs of operating the Corporation through April 2004 and for an additional wind-up phase after April 2004. During the second and third quarters of fiscal 2004 the estimate of certain costs were adjusted to reflect management's current expectations.

                  These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Due to the inherent uncertainty in the estimation process, actual results could be materially different. The table below details these costs by category as of May 3, 2003 and January 31, 2004 and the expenditures and management adjustments that occurred during the first three quarters of fiscal 2004.

                                                         Nine Months Ended     Nine Months Ended
                                      May 3, 2003         January 31, 2004      January 31, 2004    January 31, 2004
          Category                      Balance             Expenditures           Adjustments           Balance
--------------------------------------------------------------------------------------------------------------------
Compensation and related costs        $  525,000            $  (303,000)           $         0          $  222,000
------------------------------------------------------------------------------------------------------------------
Office expenses,
including rent                            54,000                (33,000)               (11,000)             10,000
------------------------------------------------------------------------------------------------------------------
Insurance expense                        200,000               (101,000)                51,000             150,000
------------------------------------------------------------------------------------------------------------------
Professional fees                        205,000               (317,000)               191,000              79,000
------------------------------------------------------------------------------------------------------------------
Post April 2004 costs                    300,000                      0                      0             300,000
------------------------------------------------------------------------------------------------------------------
Other                                    115,000                (81,000)                29,000              63,000
------------------------------------------------------------------------------------------------------------------
Totals                                $1,399,000            $  (835,000)           $   260,000          $  824,000
------------------------------------------------------------------------------------------------------------------

                  The $191,000 adjustment to the professional fees estimate is primarily related to an expected increase in legal and accounting costs as the Corporation appropriately positions itself for its post April 2004 phase to wind up its business.

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

NOTE (C)          Financial Statement Presentation

                  Liquidation Basis Financial Statements

                  The Corporation's Statement of Net Assets in Liquidation as of January 31, 2004 and Statement of Changes in Net Assets in Liquidation for the thirteen week and thirty nine week periods ended January 31, 2004 and January 25, 2003 presented herein are unaudited. The May 3, 2003 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

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

NOTE (D)          Class B Common Stock De-listing and Closing of Stock Books

                  At the close of business on December 31, 2003 the Corporation's Class B Common Stock was de-listed from the Nasdaq National Market and the Corporation's stock books for its Class A and Class B Common Stock were closed. The Corporation expects to file a certificate of dissolution with the New York State Department of State in the future. These actions are pursuant to the Plan of Liquidation and Dissolution.

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

                  LIQUIDITY AND CAPITAL RESOURCES  - JANUARY 31, 2004

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
                                       ===========                    ======

                  Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation: (a) receives payments on the remaining promissory note described in Note B to the accompanying consolidated financial statements which accompany this report; (b) is allowed to reduce the financial assurance for its self-insured workers compensation liability described below; (c) reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. While Management has targeted that the Plan of Liquidation and Dissolution will be completed by April 2004, there will be a further phase required to wind up its business, necessitated by certain assets and liabilities having a longer maturity or term. While the duration of this additional phase is unknown, there will be costs associated with it. The Corporation has estimated the present value of those costs at $300,000 and this amount has been recorded as a part of the run-out accrual and reflected in the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                            of Operations (continued)

                  LIQUIDITY AND CAPITAL RESOURCES  - JANUARY 31, 2004
                  (continued)

                  As a result of certain assets and liabilities having a maturity or term beyond April 2004, the Corporation currently expects that the net realizable value of certain assets, including the High Falls note receivable, will not be distributable to shareholders by that date and that certain of the Corporation's liabilities, including the workers compensation liability described below, will not be discharged by that date. All such assets and liabilities will be retained by the Corporation or transferred to a post-dissolution entity to be held for the benefit of the Corporation's shareholders and cash will be distributed to shareholders as the net realizable values of such retained assets become distributable after discharging any retained liabilities.

                  Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

                  The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.0% per annum. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve is $2.5 million at January 31, 2004; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                  Restricted cash represents cash that the Corporation is temporarily unable to access. Restricted cash in the amount of $3.2 million is being held in a money-market account with a commercial bank as collateral for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the $3.2 million standby letter of credit, which has been renewed through August 2004. The issuing bank requires the Corporation to collateralize the letter of credit by maintaining a cash balance of $3.2 million in a money-market account with the bank. The Compensation Board has recently completed its review of the $3.2 million financial security requirement and has decided it will not adjust the financial security requirement to an amount more consistent with the $1.1 million actuarial valuation of the workers compensation liability recorded in the accompanying Statement of Net Assets in Liquidation. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount would not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                            of Operations (continued)

                  LIQUIDITY AND CAPITAL RESOURCES  - JANUARY 31, 2004
                  (continued)

                  During the first three quarters of fiscal 2004, the Corporation received $362,000 in interest from High Falls on the High Falls Note that is described in Note B to the accompanying consolidated financial statements. The remaining High Falls Note bears interest at the rate of 12% per annum; however, interest is currently accruing at the default rate of 14% per annum as a result of the default by High Falls on the December 15, 2002 and December 15, 2003 $1 million and $3 million principal payments, respectively. However, the Corporation has only received interest at 12% for its June 15, 2003, September 15, 2003, and December 15, 2003 quarterly interest payments. The $4 million balance was payable as follows: $1 million was due on December 15, 2002 and $3 million was due on December 15, 2003. As mentioned above, High Falls did not make the $1 million or $3 million principal payments. The Corporation had been in discussions with High Falls regarding the restructuring of the High Falls Note in connection with the possible recapitalization of High Falls Brewing Company. In November 2003 High Falls notified the Corporation that High Falls' efforts to recapitalize High Falls in a transaction with a third party had ended unsuccessfully. A proposal from High Falls to refinance the remaining balance of the High Falls Note is expected soon. Under the current arrangement with High Falls, the December 15, 2003 principal payment could have been extended by High Falls to December 15, 2005 if High Falls did not achieve 2.5 million barrels of contract brewing volume as measured from December 15, 2000 through December 15, 2003. High Falls, which is required to certify its contract volume annually, has certified to the Corporation that as of December 15, 2003, it has achieved 2,720,083 barrels of contract brewing volume since December 15, 2000.

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

                  During the second quarter of fiscal 2003, the Corporation adjusted the value of the $4 million balance due on the High Falls Note to $2.8 million to reflect management's estimate of the value of the note, based on the fair market value of publicly traded debt instruments of similar quality. As a result of the developments described above, in November 2003 management reduced its estimate of the value of the High Falls Note by another $1.7 million, to $1.1 million, based on the fair market value of publicly traded debt instruments of similar quality. This adjustment had no effect on the estimated income tax receivable amount presented in the Statement of Net Assets in Liquidation.

                  Other than the $260,000 fiscal 2004 adjustments to the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, which are primarily related to professional fees and are included in Note B to the accompanying consolidated financial statements, the accrued compensation and accrued expenses and other liabilities line items decreased during the first three quarters of fiscal 2004 as a result of the occurrence of anticipated expenditures.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                            of Operations (continued)

                  LIQUIDITY AND CAPITAL RESOURCES  - JANUARY 31, 2004
                  (continued)

                  During the first quarter of fiscal 2004, the Corporation paid $4.7 million to the Internal Revenue Service on account. As a result, the estimated net income tax payable financial statement line item decreased accordingly.

                  See also Note D to the accompanying consolidated financial statements, which is incorporated herein by reference thereto, which explains the Corporation's Class B Common Stock de-listing and closing of the Corporation's stock books.

         Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up phase beyond April 2004, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the amount and timing of payments to the Corporation by High Falls under the remaining promissory note described in Note B to the accompanying consolidated financial statements which accompany this report; the possible extension of payment or renegotiation of terms as a result of the default by High Falls under that note; possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation that report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution and additional run-out expense, discharge of contingent liabilities, and the winding up and dissolution of the Corporation.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         See Exhibit Index at Page 14 of this report.

         (b) Reports on Form 8-K. The Corporation filed reports on Form 8-K on November 7, 2003 and December 23, 2003 to report information under Item 5 (Other Events.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENESEE CORPORATION

Date: 3/04/04                        /s/ Stephen B. Ashley
                                     -----------------------------
                                     Stephen B. Ashley
                                     President

Date: 3/04/04                        /s/ Steven M. Morse
                                     ----------------------------
                                     Steven M. Morse
                                     Vice President and Chief Financial Officer

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
 Number                                       Exhibit                                                           Page No.
----------- -----------------------------------------------------------------------------------                 --------
   31       Officer Certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.                   15

   32       Officer Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.                   17