Form 10-K
period 2004-05-01
GENESEE CORP
filed 2004-07-29
CIK 40934

                                                               Index to Exhibits
                                                                      at Page 46

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: May 1, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number: 0-1653

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEW YORK                               16-0445920
------------------------------------------         -----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York               14614
--------------------------------------------------------          --------------
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

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on October 31, 2003, the last business day of the fiscal 2004 second quarter, was $369,540.

The number of shares outstanding of each of the registrant's classes of common stock as of July 12, 2004 was:

                                                               Number of Shares
             Class                                                Outstanding
             -----                                                -----------
Class A Common Stock (voting)
     par value $.50 per share                                        209,885
Class B Common Stock (non-voting)
     par value $.50 per share                                      1,464,201

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

          On December 15, 2000, the Corporation sold substantially all of the assets and certain liabilities of its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million, of which $16.2 million was paid in cash and $11.0 million was represented by notes receivable from High Falls. At May 1, 2004, the amount remaining due the Corporation from High Falls was $4 million under a subordinated note receivable with an original face amount of $4.5 million. On May 25, 2004 the Corporation sold this note to a third party for $1.0 million. The Corporation filed a Current Report on Form 8-K on June 4, 2004 detailing the terms of this transaction.

          On December 28, 2000, the Corporation's equipment leasing subsidiary, Cheyenne Leasing Company ("Cheyenne") sold a significant portion of its lease portfolio for $15.3 million, generating net cash proceeds to the Corporation of $12.8 million. Cheyenne retained a small portion of its lease portfolio that it continued to manage through the maturity of its final lease in November 2003.

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

     Under the Plan of Liquidation and Dissolution, the Corporation has paid to Class A and Class B shareholders seven liquidating distributions totaling $62.8 million, or $37.50 per share as of May 1, 2004. On June 18, 2004, the Corporation paid its eighth partial liquidating distribution to Class A and Class B shareholders in the amount of $2,511,000 or $1.50 per outstanding share.

     During fiscal 2004, the Corporation's Class B common stock was delisted from the Nasdaq National Market and its Class A and Class B common stock books were closed.

     Effective April 30, 2004, all the Corporation's employees were terminated. Effective May 31, 2004, all the directors of the Corporation and its subsidiaries, with the exception of Stephen B. Ashley, resigned. Also effective May 31, 2004, all officers of the Corporation and its subsidiaries, with the exception of Steven M. Morse, resigned. Going forward, Mr. Ashley, as the Corporation's sole director, and Mr. Morse, as the Corporation's sole officer, will continue to lead the Corporation towards the conclusion of its Plan of Liquidation and Dissolution.

          Employees. As of May 1, 2004, the Corporation had no employees.

Item 2. Properties

        None

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fiscal quarter ended May 1, 2004.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Corporation's Class B Common Stock traded on the NASDAQ National Market tier of the NASDAQ Stock Market (the "Nasdaq NMS") under the symbol GENBB through December 31, 2003 at which time it was delisted from the Nasdaq NMS. There is no established public trading market for the Corporation's Class A or Class B stock; however, shares of both classes trade occasionally on the OTC Bulletin Board. As of July 12, 2004, the numbers of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 82 and 790, respectively. The price for the Class B Common Stock as reported by NASDAQ through December 31, 2003 and the liquidating distributions paid per share on Class A and Class B stock for each quarter for the past two years are shown below:

     UNAUDITED                FISCAL YEAR ENDED MAY 1, 2004                  FISCAL YEAR ENDED MAY 3, 2003
                              Market Price          Liquidating              Market Price          Liquidating
                           High           Low      Distribution           High           Low      Distribution
                           ----           ---      ------------           ----           ---      ------------
First Quarter            $  5.10          4.20          .00            $  21.90         15.51         5.00
Second Quarter              5.04          4.40          .00               17.51          6.91         8.00
Third Quarter               4.69 *        3.51 *        .00                9.84          7.52          .00
Fourth Quarter               N/A *         N/A *        .00                9.96          4.85         4.00


* Effective December 31, 2003, the Corporation's Class B Common Stock ceased trading on the Nasdaq NMS as described above.

Item 6. Selected Financial Data

          The selected historical financial data included in the table below as of May 1, 2004, May 3, 2003, April 27, 2002, the twenty two weeks ended September 29, 2001 and for the two fiscal years ended April 28, 2001 is derived from the consolidated financial statements of the Corporation and should be read in conjunction herewith. As described in Note 1 to the accompanying consolidated financial statements, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Therefore, information in the May 1, 2004, May 3, 2003, April 27, 2002 and September 29, 2001 columns below follow this basis of accounting. The information for the two years ended April 28, 2001 follows the going-concern basis of accounting.

                                                                                                              YEARS ENDED
                                                    May 1,       May 3,      April 27,    Sept. 29,      --------------------
                                                     2004         2003         2002          2001        4/28/01      4/29/00
                                                     ----         ----         ----          ----        -------      -------
Net Revenues From Continuing Operations              N/A          N/A           N/A       $      0      $     0       $     0
Net Earnings/(Loss) From Continuing Operations       N/A          N/A           N/A            142       (1,120)         (897)
Net Loss From Discontinued Operations                N/A          N/A           N/A        (22,473)      (1,294)       (2,503)

Total Assets                                        $8,839      $15,935      $  41,860       N/A         81,665        95,771
Total Long Term Debt                                 N/A          N/A           N/A          N/A          5,973         6,273
Net Assets in Liquidation                           $6,842        8,377         29,622      59,086         N/A          N/A
Basic Earnings/ (Loss) Per Share From
Continuing Operations                                N/A          N/A           N/A            .08         (.69)         (.55)
Basic Loss Per Share From Discontinued Operations    N/A          N/A           N/A         (13.43)        (.79)        (1.55)
Diluted Earnings/ (Loss) Per Share From
Continuing Operations                                N/A          N/A           N/A            .08         (.69)         (.55)
Diluted Loss Per Share From
Discontinued Operations                              N/A          N/A           N/A         (13.43)        (.79)        (1.55)
Cash Dividends Per Share                              0.00        17.00          13.00        0.00         7.85          1.40

(Dollars in thousands, except per share data)

After paying a regular quarterly dividend of $.35 per share on June 1, 2000, the Board of Directors suspended the payment of quarterly dividends, choosing instead to make liquidating distributions as and when feasible under the Corporation's Plan of Liquidation and Dissolution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This financial review should be read in conjunction with the accompanying consolidated financial statements. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES - MAY 1, 2004

     Liquidating distributions have been paid to Class A and Class B shareholders under the Corporation's Plan of Liquidation and Dissolution as follows:

                                         AMOUNT                     AMOUNT
  DATE PAID                            DISTRIBUTED                 PER SHARE
  ----------                           -----------        -        ---------
March 1, 2001                          $12,557,000                 $    7.50
November 1, 2001                        21,763,000                     13.00
May 17, 2002                             8,370,000                      5.00
August 26, 2002                          8,370,000                      5.00
October 11, 2002                         5,023,000                      3.00
March 17, 2003                           4,185,000                      2.50
April 28, 2003                           2,511,000                      1.50
                                       -----------                 ---------
           TOTAL                       $62,779,000                 $   37.50
                                       ===========                 =========

     On June 18, 2004, the Corporation paid its eighth partial liquidating distribution to Class A and Class B shareholders in the amount of $2,511,000 or $1.50 per outstanding share.

     Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation is allowed to reduce the financial assurance for its self-insured workers compensation liability described below and reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. While the Corporation had originally targeted that the Plan of Liquidation and Dissolution would be completed by April 2004, there will be a further phase required to wind up its business, necessitated by certain assets and liabilities having a longer maturity or term. While the duration of this additional phase is unknown, there will be costs associated with it. The Corporation has estimated the present value of those costs at $379,000 and this amount has been recorded as a part of the run-out accrual and reflected in the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

     As a result of certain assets and liabilities having a maturity or term beyond April 2004, the net realizable value of certain assets were not distributable to shareholders by that date and certain of the Corporation's liabilities, including the workers compensation liability described below, were not be discharged by that date. Such assets and liabilities will be retained by the Corporation or transferred to a post-dissolution entity to be held for the benefit of the Corporation's shareholders and cash will be distributed to shareholders as the net realizable values of such retained assets become distributable after discharging any retained liabilities.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.0% per annum. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve was $2.5 million, or approximately $1.50 per share at May 1, 2004; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. After the sale of the High Falls Note on May 25, 2004, the Corporation's Board further reduced the Contingent Liability Reserve to $1.6 million, or approximately $1.00 per share.

     Restricted cash represents cash that the Corporation is temporarily unable to access. At May 1, 2004, restricted cash in the amount of $3.2 million is being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the standby letter of credit, which is in effect through August 2005. The Compensation Board reviewed the $3.2 million financial security requirement in February 2004, and effective June 18, 2004 the Compensation Board agreed to reduce the Corporation's financial assurance amount to $2.4 million. Effective July 7, 2004 the standby letter of credit was reduced to $2.4 million and simultaneously the restricted cash was reduced to the same amount. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount which would allow it to accelerate the resolution of the self-insured workers compensation liability. The Corporation could incur additional costs to settle this workers compensation liability.

     The Corporation's marketable securities consisted of a bond portfolio managed by an investment management firm. This portfolio was liquidated during the second quarter of fiscal 2004 with the proceeds invested in commercial bank money market funds.

     During fiscal 2004, the Corporation received $362,000 in interest from High Falls on the High Falls Note as described in Note 1 to the accompanying consolidated financial statements. As described in Note 2 to the consolidated financial statements, which is incorporated herein by reference thereto, a creditor of High Falls senior to the Corporation claims approximately $120,000 of this interest should have been paid to it rather than the Corporation. The Corporation has been advised by High Falls that High Falls intends to pay this creditor the $120,000 due on July 30, 2004. Therefore, Corporation management has not accrued this amount at May 1, 2004. The High Falls Note was sold to a third party on May 25, 2004 (see Note 2 to the accompanying consolidated financial statements.)

     Other assets remained relatively constant when comparing May 1, 2004 and May 3, 2003 balances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Combined accrued compensation and accrued expenses and other liabilities as presented in the Statement of Net Assets in Liquidation decreased from its May 3, 2003 balance by $1,010,000. This decrease is a result of the payment of compensation related costs and operating costs of approximately $1.4 million and an increase in the run-out and additional winding-up phase accruals in the second, third and fourth quarters by $177,000, $83,000 and $148,000 respectively.

     During fiscal 2004, the estimated net income tax payable of $4,664,000 at May 3, 2003 became an estimated net income tax receivable of $515,000 at fiscal year end. This change from liability to asset resulted primarily from approximately $4.7 million of tax being paid by the Corporation to the Internal Revenue Service during the first quarter of fiscal 2004. It also reflects the favorable settlement of an audit from the federal taxing authorities that covers the Corporation's fiscal years ending April 27, 2002, April 28, 2001, and April 29, 2000. The $515,000 net income tax receivable is an estimation of the accumulation of the payments and refunds expected through the fiscal year ended May 1, 2004 and reflects the estimated impact on cash flow under an orderly liquidation scenario.

     The accrued self-insured workers compensation liability increased by $113,000 during fiscal 2004 as a result of regular and expected payments on claims and New York State assessments of $487,000 and a $600,000 increase in the liability as a result of negative development of certain claims. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount which would allow it to accelerate the resolution of this liability. The Corporation could incur additional costs to settle this workers compensation liability.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entitles (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended May 1, 2004 for the Corporation) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The adoption of this standard will not impact the Corporation's financial position.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up phase beyond April 2004, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note 1 to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation that report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expense, discharge of contingent liabilities, and the winding up and dissolution of the Corporation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8. Financial Statements and Supplementary Data

(a) Selected Quarterly Financial Data (Unaudited)

                                                            9 WEEKS    22 WEEKS
                                                 FIRST       ENDED       ENDED
        22 WEEKS ENDED 9/29/01                  QUARTER     9/29/01     9/29/01
        ----------------------                  --------    -------    --------
Net Revenues From Continuing Operations         $      0    $     0    $      0

Gross Profit From Continuing Operations                0          0           0

Net Earnings From Continuing Operations              104         38         142

Net Loss From Discontinued Operations            (21,187)    (1,286)    (22,473)

Basic Earnings Per Share From Continuing
Operations                                           .06        .02         .08

Basic Loss Per Share From Discontinued
Operations                                        (12.66)      (.77)     (13.43)

Diluted Earnings Per Share From Continuing
Operations                                           .06        .02         .08

Diluted Loss Per Share From Discontinued
Operations                                        (12.66)      (.77)     (13.43)

(Dollars in thousands, except per share data)

Item 8. Financial Statements and Supplementary Data

(b) Index to Financial Statements

                                                                                                   Page
                                                                                                   ----
Report of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP                 13

Statement of Net Assets in Liquidation (Liquidation Basis) at May 1, 2004
   And May 3, 2003                                                                                  14

Statement of Changes in Net Assets in Liquidation (Liquidation Basis) For
   the years ended May 1, 2004 and May 3, 2003 and for the thirty weeks
   ended April 27, 2002                                                                             15

Consolidated Statement of Loss and Comprehensive Loss (Going Concern Basis)
   For the twenty two weeks ended September 29, 2001                                                16

Consolidated Statement of Shareholders' Equity (Going Concern Basis)
   For the twenty two weeks ended September 29, 2001                                                17

Consolidated Statement of Cash Flows (Going Concern Basis)
   For the twenty two weeks ended September 29, 2001                                                18

Notes to Consolidated Financial Statements                                                          19

             Report of Independent Registered Public Accounting Firm

To the Stockholders of
Genesee Corporation

We have audited the statements of net assets in liquidation of Genesee Corporation as of May 1, 2004 and May 3, 2003, and the related statements of changes in net assets in liquidation for the years then ended and the period from September 30, 2001 to April 27, 2002. In addition, we have audited the consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for the period from April 29, 2001 to September 29, 2001. These financial statements are the responsibility of the Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1, the Corporation is currently being liquidated. As a result, the Corporation has changed its basis of accounting for periods subsequent to September 29, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Genesee Corporation as of May 1, 2004 and May 3, 2003, the changes in its net assets in liquidation for the years then ended and the period from September 30, 2001 to April 27, 2002, and the results of its operations and its cash flows for the period from April 29, 2001 to September 29, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York
July 27, 2004

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                           May 1, 2004 and May 3, 2003
                  (Dollars in thousands, except per share data)

                                                                                      2004         2003
                                                                                   ----------   ----------
ASSETS

      Cash and cash equivalents                                                    $    3,731   $    6,572
      Restricted cash                                                                   3,200        3,200
      Marketable securities available for sale                                              0        3,010
      Notes receivable                                                                  1,000        2,800
      Investment in direct financing and leveraged leases                                   0            7
      Estimated net income tax receivable                                                 515            0
      Other assets                                                                        393          346
                                                                                   ----------   ----------
                 Total assets                                                      $    8,839   $   15,935
                                                                                   ==========   ==========

LIABILITIES AND NET ASSETS

      Accrued compensation                                                         $        -   $      525
      Accrued expenses and other liabilities                                              389          874
      Estimated net income tax payable                                                      0        4,664
      Accrued self-insured workers compensation                                         1,608        1,495
                                                                                   ----------   ----------
                 Total liabilities                                                      1,997        7,558
                                                                                   ----------   ----------

    Net assets in liquidation                                                      $    6,842   $    8,377
                                                                                   ==========   ==========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)    1,674,086    1,674,086

    Net assets in liquidation per outstanding share                                $     4.09   $     5.00
                                                                                   ==========   ==========

     See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
For the Years ended May 1, 2004 and May 3, 2003 and the Thirty Weeks Ended April
                                    27, 2002
                             (Dollars in thousands)

                                                                                                  2004        2003        2002
                                                                                                  ----        ----        ----
Net assets in liquidation at May 4, 2003, April 28, 2002 and September 29, 2001, respectively   $  8,377    $ 29,622    $ 59,086

Liquidating distributions paid to shareholders                                                         0     (20,089)    (21,763)

Liquidating distribution payable to shareholders                                                       0           0      (8,370)

High Falls subordinated note receivable:

            Interest income                                                                          268         510         518

            Change in fair value                                                                  (1,800)     (1,200)          0

Interest (expense) income, net                                                                       (89)        734         446

Changes in estimated liquidation values of assets and liabilities                                     86      (1,200)       (295)
                                                                                                --------    --------    --------

Net assets in liquidation at May 1, 2004, May 3, 2003 and April 27, 2002, respectively          $  6,842    $  8,377    $ 29,622
                                                                                                ========    ========    ========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

   Consolidated Statement of Loss and Comprehensive Loss (Going-Concern Basis)
                For the Twenty Two Weeks Ended September 29, 2001
                  (Dollars in thousands, except per share data)

                                                                                               SEPTEMBER 29,
                                                                                                   2001
                                                                                               -------------
Revenues                                                                                       $           -

           Cost of goods sold                                                                              -
                                                                                               -------------

Gross profit                                                                                               -

           Compensation expense - stock options                                                            -
           Selling, general and administrative expenses                                                  503
                                                                                               -------------

Operating loss                                                                                          (503)

          Investment and interest income                                                                 735
          Other income                                                                                      5
          Interest expense                                                                                 -
                                                                                               -------------

                 Earnings from continuing operations before income taxes                                 237

Income tax expense                                                                                        95
                                                                                               -------------

                 Earnings (loss) from continuing operations                                              142

Discontinued operations:

      Loss from operations of the discontinued segments
       (less applicable income tax expense of $714)                                                  (21,154)

      Loss on sale of the Foods Division (less applicable income tax benefit of $0)                   (1,551)

      Adjustment to the loss and the loss on disposal of Genesee Ventures, Inc., respectively
       (less applicable income tax expense of $145)                                                      232
                                                                                               -------------

                 Net loss                                                                            (22,331)

Other comprehensive income, net of income taxes:

      Unrealized holding gains arising during the period                                                 157
                                                                                               -------------

      Comprehensive loss                                                                       $     (22,174)
                                                                                               =============

Basic and diluted earnings per share from continuing operations                                $        0.08
Basic and diluted loss per share from discontinued operations                                  $      (12.64)
Basic and diluted loss per share from sale of the Foods Division                               $       (0.93)
Basic and diluted gain per share from disposal of Genesee Ventures, Inc.                       $        0.14
                                                                                               -------------
            Basic and diluted loss per share                                                   $      (13.35)
                                                                                               =============

Weighted average common shares outstanding                                                         1,674,086
Weighted average and common equivalent shares                                                      1,674,086

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Consolidated Statement of Shareholders' Equity (Going-Concern Basis)

                  (Dollars in thousands, except per share data)

                                                                                            Accumulated
                                                                                               Other
                                  Common Stock         Additional     Retained   Officer   Comprehensive  Treasury Stock
                               Class A     Class B  Paid-In Capital   Earnings    Loans       Income         Class B        Total
                               -------     -------  ---------------   --------   -------   -------------  --------------   --------
BALANCE AT APRIL 28, 2001         105          753            5,803     64,485      (411)             91          (1,493)    69,333
                               =======     =======  ===============   ========   =======   =============  ==============   ========

Comprehensive income:
   Net loss                                                            (22,331)                                             (22,331)
   Other comprehensive income                                                                        157                        157
                                                                                                                           --------
Total comprehensive loss                                                                                                    (22,174)
                               -------     -------  ---------------   --------   -------   -------------  --------------   --------
BALANCE AT SEPTEMBER 29, 2001  $   105     $   753  $         5,803   $ 42,154   $  (411)  $         248  $       (1,493)  $ 47,159
                               =======     =======  ===============   ========   =======   =============  ==============   ========

See accompanying notes to consolidated financial statements

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statement of Cash Flows (Going-Concern Basis)

                For the Twenty Two Weeks Ended September 29, 2001
                             (Dollars in thousands)

                                                                             SEPTEMBER 29,
                                                                                 2001
                                                                             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings from continuing operations                                  $         142
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
              Net gain on sale of marketable securities                                 (8)
              Deferred tax provision                                                    (2)
              Other                                                                   (550)
    Changes in non-cash assets and liabilities, net of amounts sold:
              Trade accounts receivable                                                  3
              Accounts payable                                                         174
              Accrued expenses and other                                                80
              Income taxes payable                                                     545
                                                                             -------------

               Net cash provided by continuing operating activities                    384
              Net cash provided by discontinued operations                           1,436
                                                                             -------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,820
                                                                             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                      2,018
    Purchases of marketable securities and other investments                        (2,160)
                                                                             -------------
                         Net cash used in continuing investing activities             (142)
                                                                             -------------

                  Proceeds from sale of Foods Division                              22,079
                  Other cash provided by discontinued operations                       535
                                                                             -------------
              Net cash provided by discontinued operations                          22,614
                                                                             -------------
                         NET CASH PROVIDED BY INVESTING ACTIVITIES                  22,472
                                                                             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

              Net cash used in discontinued operations                              (5,973)
                                                                             -------------
                         NET CASH USED IN  FINANCING ACTIVITIES                     (5,973)
                                                                             -------------

Net increase in cash and cash equivalents                                           18,319

Cash and cash equivalents at beginning of the period                                12,237
                                                                             -------------
              CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $      30,556
                                                                             =============

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
        May 1, 2004, May 3, 2003, April 27, 2002, and September 29, 2001

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Liquidation Basis Note (continued)

     General assumptions used and asset and liability values under the Liquidation Basis of Accounting

     Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of May 1, 2004.

     Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At May 1, 2004, substantially all cash balances were in excess of federally insured limits. The Corporation's Board of Directors (the "Board") has adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve equal to $2.5 million, or $1.50 per outstanding share, for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future by the Board as deemed necessary. The balance of this reserve was $2.5 million at May 1, 2004; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. After the sale of the High Falls Note on May 25, 2004, the Corporation's Board reduced the Contingent Liability Reserve to $1.6 million, or approximately $1.00 per share.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Liquidation Basis Note (continued)

     Marketable securities available for sale - Presented at quoted market prices. Prior to August 2003 when its investment portfolio was liquidated, the Corporation maintained a portfolio that consisted predominantly of high quality corporate bonds which was managed by an independent third party investment manager. Valuation of the Corporation's marketable securities was based upon closing prices of their marketable securities, as provided by the investment manager, at May 3, 2003. The fair value of the Corporation's portfolio can be summarized as follows (dollars in thousands):

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
                                                              -------

     Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business in December 2000, the Corporation received $11 million in notes receivable from High Falls Brewing Company, LLC ("High Falls"). On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. At May 1, 2004, the amount remaining due to the Corporation from High Falls was $4 million under a subordinated note with an original face amount of $4.5 million (the "High Falls Note"). The $4 million balance was payable as follows: $1 million was due on December 15, 2002 and $3 million was due on December 15, 2003. High Falls did not make the $1 million principal payment due on December 15, 2002, the $3 million principal payment due on December 15, 2003, or the March 2004 interest payment and therefore continued to be in default under the terms of the High Falls Note. During the second quarter of fiscal 2003 the Corporation adjusted the value of the $4 million balance due on the High Falls Note to $2.8 million to reflect management's estimate of the value of the note, based on the fair market value of publicly traded debt instruments of similar quality. The Corporation had been in discussions with High Falls regarding the restructuring of the High Falls
     Note in connection with the possible recapitalization of High Falls Brewing Company. In November 2003 High Falls notified the Corporation that High Falls' efforts to recapitalize High Falls in a transaction with a third party had ended unsuccessfully and that High Falls would not be able to make the December 15, 2003 $3 million principal payment.

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

     On May 25, 2004 the Corporation sold the High Falls Note receivable to a third party for $1.0 million. See Note 2 below.

     Estimated income tax receivable/payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It includes adjustments for estimates of future expenditures, the utilization of tax credits, and carryforwards and carrybacks.

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

     As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed through the fiscal year end May 1, 2004 and reviewed by the taxing authorities. The estimated income tax receivable of $515,000 recorded on the accompanying Statement of Net Assets in Liquidation is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available.

     The Corporation may incur additional professional fees as a result of any additional income tax audits.

     The following table depicts the receivable and payable components of the estimated net income tax receivable and payable as of May 1, 2004 and May 3, 2003, respectively, reported on the accompanying Statement of Net Assets in Liquidation.

                                  2004            2003
                                --------        --------
Income tax receivable           $    515        $      0
Income tax payable                     0          (4,664)
                                --------        --------
Estimated  net income tax
receivable (payable)            $    515        $ (4,664)
                                ========        ========

Dollars in thousands

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Liquidation Basis Note (continued)

     Other assets - Valued based on management estimates. At May 1, 2004 the $393,000 balance is primarily comprised of prepaid insurance, a deposit with the Corporation's third party administrator for its self-insured workers compensation claims, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

     Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different. The table below details these costs by category as of May 1, 2004 and May 3, 2003.

                                                     2004         2003
                                                   ----------   ----------
Compensation and related costs                     $        0   $  525,000
Office expenses, including rent                         8,000       54,000
Insurance expense                                      24,000      200,000
Professional fees                                     275,000      205,000
Post April 2004 costs (allocated at May 1, 2004)            0      300,000
Other                                                  82,000      115,000
                                                   ----------   ----------
                                                   $  389,000   $1,399,000
                                                   ==========   ==========

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Liquidation Basis Note (continued)

     Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount which would allow it to accelerate the resolution of this liability. The Corporation could incur additional costs to settle this workers compensation liability.

     Contingent liabilities - As with any operating business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying consolidated financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying consolidated financial statements.

     Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the combined total of Class A and Class B shares outstanding at May 1, 2004.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Liquidation Basis Note (continued)

     Changes to asset and liability values under the Liquidation Basis of Accounting from May 3, 2003 to May 1, 2004 .

     In November 2003, the value of the High Falls note receivable was reduced by $1.7 million to $1.1 million. See explanation above in this Note 1.

     The Corporation's estimate of remaining operating costs through final dissolution, compensation and other accrued expenses, was increased by $177,000, $83,000, and $148,000 in the second, third and fourth quarters of fiscal 2004, respectively. As of May 1, 2004, the Corporation has $389,000 recorded for these run-out costs covering all general and administrative costs such as professional fees, office related costs, insurance expense, and other miscellaneous costs expected to be incurred during the additional phase of unknown term to wind up the Corporation's business.

     The Corporation's cash operating expenses, which reduced the run-out accrual discussed above from May 3, 2003 through May 1, 2004, were as follows:

Compensation and related costs                            $   526,000
Office expenses including rent                                 47,000
Insurance expense                                             293,000
New York Sales tax and related expense                         22,000
Professional fees                                             431,000
Other                                                         101,000
                                                          -----------
                                                          $ 1,420,000
                                                          ===========

     The accrued self-insured workers compensation liability was increased during the fourth quarter by $600,000 primarily due to negative development of some of open claims. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount which would allow it to accelerate the resolution of this liability. The Corporation could incur additional costs to settle this workers compensation liability.

     Changes to asset and liability values under the Liquidation Basis of Accounting from April 27, 2002 to May 3, 2003.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1)   Liquidation Basis Note (continued)

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

     The Corporation's cash operating expenses, which reduced the run-out accrual discussed above from April 27, 2002 through May 3, 2003, were as follows:

Compensation and related costs                         $    804,000
Office expenses including rent                               71,000
Insurance and workers compensation
     State assessment expense                               382,000
New York Sales tax and related expense                      413,000
Professional fees                                           350,000
Other                                                        36,000
                                                       ------------
                                                       $  2,056,000
                                                       ============

     The accrued self-insured workers compensation liability was increased during the fourth quarter by $250,000 primarily due to negative development of some of open claims.

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

     The Corporation's cash operating expenses, which reduced the run-out accrual discussed above from September 29, 2001 through April 27, 2002, were as follows:


Compensation and related costs                         $  780,000
Office expenses including rent                             38,000
Insurance expense                                         115,000
Professional fees                                         243,000
Other                                                      33,000
                                                       ----------
                                                       $1,209,000
                                                       ==========

     Partial Liquidating Distributions

     Under its Plan of Liquidation and Dissolution the Corporation has paid the following partial liquidating distributions to its Class A and Class B shareholders.

                                          AMOUNT                     AMOUNT
   DATE PAID                            DISTRIBUTED                PER SHARE
   ---------                            -----------                ---------
March 1, 2001                           $12,557,000                $    7.50
November 1, 2001                         21,763,000                    13.00
May 17, 2002                              8,370,000                     5.00
August 26, 2002                           8,370,000                     5.00
October 11, 2002                          5,023,000                     3.00
March 17, 2003                            4,185,000                     2.50
April 28, 2003                            2,511,000                     1.50
                                        -----------                ---------
             TOTAL                      $62,779,000                $   37.50
                                        ===========                =========

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Liquidation Basis Note (continued)

     On June 18, 2004, the Corporation paid a partial liquidating distribution to its Class A and Class B shareholders in the amount of $2,511,000 or $1.50 per outstanding share. See Note 2 below.

     Fiscal Year

     The Corporation's fiscal year ends on the Saturday closest to April 30. The fiscal year for the financial statements included herein is for the 52-week period ending May 1, 2004, the 53-week period ending May 3, 2003, and the 52-week period ending April 27, 2002.

(2)  Subsequent Events

     On May 25, 2004 GBC Liquidating Corp. (formerly The Genesee Brewing Co., Inc.) a wholly-owned subsidiary of Genesee Corporation, sold the High Falls Note to a third party for $1,000,000. In accordance with liquidation basis accounting the High Falls Note was last valued, based on the fair market value of publicly-traded debt instruments of similar quality, at $1,100,000 in the Corporation's Form 10-Q for the fiscal quarter ended January 31, 2004. The High Falls Note had been in default since December 2002, when High Falls missed a $1,000,000 principal payment, and continued to be in default as the December 2003 $3,000,000 principal payment, and March 2004 interest payment were missed as well. As of the date of the High Falls Note sale, approximately $300,000 of interest had accrued on the High Falls Note, which has been written off by the Corporation. However, High Falls agreed to pay the Corporation $100,000 if, prior to April 30, 2006, certain conditions are satisfied and High Falls' senior creditors consent to the payment.

     A party to the December 2000 brewery sale claims that the Corporation has received approximately $120,000 in interest payments from High Falls, which should have been paid to it, as a creditor of High Falls that is senior to the Corporation. High Falls' senior creditors have imposed a number of conditions which, if satisfied by July 31, 2004, would result in this claim being resolved by High Falls paying the $120,000 claimed by the creditor that is senior to the Corporation, and High Falls has agreed to reimburse the Corporation in the event the Corporation makes this payment. The Corporation has been advised by High Falls that High Falls intends to pay this creditor the $120,000 due on July 30, 2004. Therefore, Corporation management has not accrued this amount at May 1, 2004.

     The sale of the High Falls Note, with the exception of the possible receipt of $100,000 mentioned above, completes the sale of the Corporation's brewing business, which was effected in December 2000.

     The Corporation's Board of Directors declared a partial liquidating distribution in the amount of $1.50 per outstanding share of the Corporation's Class A and Class B common stock in May 2004. Shareholders of record on June 11, 2004 received this distribution, which was paid on June 18, 2004. This was the eighth partial liquidating distribution paid to shareholders under the Corporation's Plan of Liquidation and Dissolution and brings the Corporation's total liquidating distributions to date to $65,289,000, or $39.00 per share.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Summary of Significant Accounting Policies - Going-Concern Basis

     GOING-CONCERN BASIS FINANCIAL STATEMENTS

     Prior to September 29, 2001, the date at which the liquidation basis of accounting was adopted, the Corporation followed the going-concern basis of accounting. Following are notes to the consolidated financial statements prepared under the going-concern basis of accounting. The going-concern basis financial statements consist of the Consolidated Statement of Loss and Comprehensive Loss for the twenty-two weeks ended September 29, 2001, the Consolidated Statement of Cash Flows for the twenty-two weeks ended September 29, 2001, and the Consolidated Statement of Shareholders' Equity for the twenty-two weeks ended September 29, 2001.

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

     Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended May 1, 2004 for the Corporation) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The adoption of this standard will not impact the Corporation's financial position.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)  Summary of Significant Accounting Policies - Going Concern Basis
     (continued)

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

     The amount of income tax expense allocated to other comprehensive income for the twenty-two weeks ended September 29, 2001 was approximately $105,000.

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

     At September 29, 2001, 9,500 shares of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted earnings per share.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)  Summary of Significant Accounting Policies - Going Concern Basis
     (continued)

     Reclassifications

     It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

     Fiscal Year

     The Corporation's fiscal year ends on the Saturday closest to April 30.

(4)  Income Taxes - Going Concern Basis

     Components of income tax expense from continuing operations for the twenty-two weeks ended September 29, 2001 are as follows:

Current:
  Federal                                                           $ 74
  State                                                               21
                                                                    ----
   Total current income tax expense                                   95
                                                                    ----
Deferred:
  Federal                                                              0
  State                                                                0
                                                                    ----
   Total deferred income tax expense                                   0
                                                                    ----
   Total income tax expense                                         $ 95
                                                                    ====

(Dollars in thousands)

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)  Income Taxes - Going Concern Basis (continued)

     The actual tax expense reflected in the consolidated statements of earnings differs from the expected tax expense, computed by applying the U.S. federal corporate tax rate to earnings before income taxes as follows for the twenty-two weeks ended September 29, 2001:

Computed expected tax expense @ 34%                                 $ 80
State income taxes (net of federal income tax benefit)                15
                                                                    ----
  Total income tax expense                                          $ 95
                                                                    ====
Effective tax rate                                                    40%
                                                                    ====

(Dollars in thousands)

(5)  Segment Reporting - Going Concern Basis

     As stated in Note 3, the Corporation's corporate segment is the only reporting segment for continuing operations. The corporate segment retains the Corporation's investments in marketable securities, significant notes receivable, generating investment income as well as supporting corporate costs. (See Note 7 for information related to the Corporation's discontinued segments.)

(6)  Supplemental Cash Flow Information - Going Concern Basis

     Cash refunded for taxes was approximately $11,000 for the twenty-two weeks ended September 29, 2001; cash paid for interest was approximately $134,000 for the twenty-two weeks ended September 29, 2001. No interest was capitalized during the twenty-two weeks ended September 29, 2001.

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

     The Corporation sold its brewing business in December 2000 to High Falls for $27.2 million. The Corporation received $11 million of the sale price in the form of notes receivable more fully described in Note 1.

     The Corporation sold a significant portion of its equipment lease portfolio in December 2000 and received $12.8 million in proceeds. The Corporation retained a small portion of its lease portfolio which it continued to manage through the maturity of its final lease in November 2003.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis (continued)

     The results of operations for the discontinued foods, equipment leasing and real estate investment businesses for the twenty-two week period ended September 29, 2001 were as follows:

(Dollars in thousands)

Revenue                                     $  19,903
                                            ---------

Net revenue                                    19,903
Cost of goods sold                            (15,936)
Selling, general, and admin.                   (2,080)
Impairment charge                             (21,833)
Other loss                                     (1,925)

Loss from operations of the
discontinued segments, net of tax
benefit or expense                            (21,154)
                                            =========

Loss on sale of Foods Division                 (1,551)
                                            =========
Adjustment to the loss on disposal of
Genesee Ventures, Inc., net of tax
expense                                     $     232
                                            =========

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7) Divestiture of the Corporation's Operating Businesses - Discontinued Operations/Going Concern Basis (continued)

     Postretirement Benefits

     The Corporation previously provided certain health care and life insurance benefits to eligible retired employees and spouses under a welfare benefit plan (the Plan) covering substantially all retirees and employees of Genesee Brewing Company. Effective with the sale of its brewing business on December 15, 2000, the Corporation was relieved of its liability and responsibility for these postretirement benefits. However, the Corporation implemented a phase-out plan whereby retiree postretirement benefits continued at decreasing levels through the end of calendar 2001 at which time benefits were discontinued. Even though the Corporation's health insurance premium subsidy concluded at December 31, 2001, the Corporation continues to administer the retiree group's health insurance arrangement. This administrative support ceased on December 31, 2003.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

     In accordance with Securities Exchange Act of 1934 rules, the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Corporation concluded that the design and operation of its disclosure controls and procedures were effective. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          (a) Directors: The table below lists the sole director of the Corporation and sets forth his age, his other positions with the Corporation and its subsidiaries, his principal occupation, and the expiration of his term in office. The term in office expires at the annual meeting of shareholders of the Class A Common Stock held in the year specified.

                                                                                                             Expiration
                                      Director                Position and Principal Occupation                of Term
  Name and Age                         Since                        for the Last Five Years                   in Office
  ------------                         -----                        -----------------------                   ---------
Stephen B. Ashley (64)                  1987                Former President of the Corporation (1)              2005

(1) See Note (1) to Item 10(b).

          (b) Executive Officers: The table below lists the executive officer of the Corporation and its subsidiaries and sets forth his age, the dates he became an officer and the offices held. Officers of the Corporation and its subsidiaries serve for a term of one year beginning with the first meeting of the Board of Directors occurring after the annual meeting of the holders of Class A Common Stock of the Corporation.

                                             Officer of the
      Name                       Age         Company Since                   Office
      ----                       ---         -------------                   ------
Stephen B. Ashley                 64              2000          Former President (1)

Steven M. Morse                   40              2000          President, Treasurer, and Secretary (2)

(1) Mr. Ashley was elected President of the Corporation in December 2000. Effective May 31, 2004, Mr. Ashley resigned as President of the Corporation; however, he remains as the sole Director. Since July 1996 Mr. Ashley has been Chairman and Chief Executive Officer of The Ashley Group, an affiliated group of privately owned real estate management and investment companies. Mr. Ashley is also a Director of Federal National Mortgage Association, Exeter Fund, Inc. and Exeter Insurance Fund, Inc.

(2) Mr. Morse was elected President, Treasurer, and Secretary of the Corporation on May 31, 2004. On that same date he resigned as the Corporation's Vice-President, Chief Financial Officer and Treasurer. Mr. Morse was elected Vice President, Chief Financial Officer and Treasurer of the Corporation on December 13, 2001. He was elected Vice President and Treasurer in December 2000. From 1999 to 2000, Mr. Morse served as the Corporation's Corporate Consolidations Manager. From 1996 to 1999, he served as an Audit Manager at the public accounting firm of Deloitte & Touche, LLP. Mr. Morse is a certified public accountant. He currently serves as the Executive Director - Internal Audit and Compliance at Rochester Institute of Technology, a university located in Rochester, New York.

          (c) Compliance with Section 16(a) of Securities Exchange Act of 1934:
To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended May 1, 2004.

          (d) Financial Code of Ethics: See Exhibit 14 for the Corporation's Financial Code of Ethics which is incorporated herein by reference thereto. The Corporation will provide a copy to any person without charge upon request of the Corporation's President, Treasurer, and Secretary at the Corporation's place of business.

          (e) Audit Committee Financial Expert: The Corporation has only one director, and accordingly has no committees of the board and no audit committee financial expert.

Item 11.      Executive Compensation

              (a) Summary of Executive Compensation. The table below sets forth a summary of compensation paid during the past three fiscal years for all services rendered to the Corporation and its subsidiaries by the former President of the Corporation (who was acting in the capacity of the Chief Executive Officer), and the current President, Treasurer, and Secretary who is the former Vice President, Chief Financial Officer, and Treasurer of the Corporation.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                    Long Term Compensation
                                        -----------------------------------     -------------------------------------
                                                                   Other
                                                                   Annual       Restricted       Stock      All Other
         Name and                                                 Compen-         Stock        Options /    Compensa-
    Principal Position     Fiscal Year  Salary ($)   Bonus ($)   sation ($)     Awards ($)      SARs (#)    tion ($)
    ------------------     -----------  ----------   ---------   ----------     ----------      --------    --------
Stephen B. Ashley, Former     2004       60,000              0            0          0             0               0
President                     2003       60,000              0            0          0             0               0
                              2002       60,000              0            0          0             0               0

Steven M. Morse,              2004      100,000         35,000            0          0             0         123,237(2)
President, Treasurer, and     2003      101,923         25,482       92,716(1)       0             0          39,317(3)
Secretary (Former             2002       90,481         25,000            0          0             0         103,228(4)
Vice President, Chief
Financial Officer, and
Treasurer)

(1)  Amount paid upon exercise of stock appreciation rights.

(2) Amount reflects a $21,249 retirement payment under employment agreement with Corporation, $1,613 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, $375 in premiums paid by the Corporation on life insurance policies, and $100,000 severance payment under an employment agreement with the Corporation.

(3) Amount reflects a $37,000 retirement payment under employment agreement with Corporation, $1,613 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, and $704 in premiums paid by the Corporation on life insurance policies.

(4) Amount reflects $81,080 of above-market value stock appreciation rights held at April 27, 2002, $19,143 retirement payment under employment agreement with the Corporation, $2,975 payment in lieu of flexible spending account benefit under employment agreement with the Corporation, and $130 in premiums paid by the Corporation on life insurance policies.

          (b) Grant of Options or Stock Appreciation Rights. The Corporation did not grant any options or stock appreciation rights to the executive officers identified in Item 11(a) during the Corporation's fiscal year ended May 1, 2004.

          (c) Exercise of Options by Executive Officers. The table below sets forth information about the aggregate number of shares received and the value realized by the named executive officer upon exercise of options exercised during the Corporation's fiscal year ended May 1, 2004; and the aggregate number and value of options held by the named executive officer at the end of the fiscal year:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                         Value of Unexercised
                                                              Number of Unexercised          In-the-Money
                                                              Options at FY-End (#)      Options at FY-End ($)
                                                             ----------------------     -----------------------
                                 Shares
                               Acquired on       Value       Exercis-    Unexercis-     Exercis-     Unexercis-
       Name                      Exercise    Realized ($)      able         able          able          able
-----------------              -----------   ------------    --------    ----------     --------     ----------
Stephen B. Ashley                    0             0           1,000         0              0             0
Steven M. Morse                      0             0               0         0              0             0

          (d) Director Compensation. The sole director receives an annual fee of $6,000.

          (e) Agreements With Named Executive Officers.

               The Corporation executed on May 3, 2004 an independent contractor agreement with Mr. Morse d/b/a Concorde Accounting & Tax Services whereby he renders professional tax and accounting services and other related services to the Corporation. Mr. Morse is paid an hourly rate of $150 plus related expenses. See Exhibit 10-34 which is incorporated herein by reference thereto.

          (f) Compensation Committee Interlocks and Insider Participation. Stephen B. Ashley served during the fiscal year ended May 1, 2004 as a member of the Management Continuity Committee of the Corporation's Board of Directors which functioned as the Board's Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 12, 2004, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

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

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 12, 2004, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

          (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 12, 2004 by each director and by all directors and executive officers as a group are set forth in the following table:

                                       Shares of            Percentage Of            Shares of          Percentage of
  Name of Director                      Class A                Class A                Class B               Class B
Or Executive Officer                 Common Stock            Common Stock           Common Stock         Common Stock
--------------------                 ------------            ------------           ------------         ------------
Steven M. Morse                          NONE                    0%                      250                  (2)

Stephen B. Ashley                        NONE                    0%                    1,896(1)               (2)

All Directors and Executive
Officers as a group (2 persons)          NONE                    0%                    2,146                   0%

(1) Includes 896 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

(2)  Amount of shares owned does not exceed one-percent of shares outstanding.

          (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note
(2) to Item 12(a).

Item 13. Certain Relationships and Related Transactions.

          (a) Related Transactions. The Corporation subleased approximately 1,200 square feet of office space from S.B. Ashley Management Corporation during fiscal 2004. Stephen B. Ashley, a director of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending May 1, 2004, the Corporation paid approximately $18,000 to S.B. Ashley Management Corporation for rent, utilities, taxes and ancillary services under the sublease with S.B. Ashley Management Corporation. Effective May 1, 2004 the Corporation vacated this 1,200 square feet of office space and executed a short-term lease with S.B. Ashley Management Corporation for office space and records storage space totaling approximately 100 square feet and 200 square feet, respectively. The total monthly cost to the Corporation commencing May 3, 2004 is approximately $200.

                                     PART IV

Item 14. Principal Accounting Fees and Services

                                                 Fiscal 2004                Fiscal 2003
                                                 -----------                -----------
Audit Fees                                       $    23,500                $    28,000
Audit-Related Fees                                         0                          0
Tax Fees                                             166,958                     50,485
All Other Fees                                         1,850                      8,150
                                                 -----------                -----------
              Total                              $   192,308                $    86,635

The Corporation's then-existing Audit Committee pre-approved all of the foregoing services and reviewed the fees noted above for non-audit services and believed they were compatible with the independent accountants' independence.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statement Schedules:

               All schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

          2.   Exhibits:

               See Exhibit Index at Page 46 of this report.

     (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on April 1, 2004 to report information under Item 5 (Other Events).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     GENESEE CORPORATION

  July 29, 2004                      By: /s/ Steven M. Morse
------------------                       ---------------------------------------
      (Date)                             Steven M. Morse, President, Treasurer,
                                         and Secretary

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/Stephen B. Ashley        July 29, 2004       Director
-------------------------------  -----------------
         Stephen B. Ashley            (Date)

     /s/Steven M. Morse            July 29, 2004      President, Treasurer,
-------------------------------  -----------------    and Secretary (Principal
        Steven M. Morse               (Date)          Executive Officer and
                                                      Principal Financial and
                                                      Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----
3-1           Certificate of Incorporation (incorporated by reference to Exhibit                              --
              3-1 to the Corporation's report on Form 10-K for the fiscal year ended April 29, 2000).

3-2           Certificate of Amendment of the Certificate of Incorporation                                    --
              (incorporated by reference to the Corporation's report on Form 10-Q for the fiscal quarter ended January 27, 2001).

3-3           By-Laws (incorporated by reference to Exhibit 3-2 to the Corporation's report on Form           --
              10-K for the fiscal year ended April 29, 2000).

10-1          Asset Purchase Agreement, dated as of August 29, 2000 between The Genesee Brewing               --
              Company, Inc. and High Falls Brewing Company, LLC (incorporated by reference to Exhibit
              10-1 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-2          Amendment No. 1 to Asset Purchase Agreement dated as of December 15, 2000, between The          --
              Genesee Brewing Company, Inc. and High Falls Brewing Company, LLC (incorporated by reference to Exhibit 10-2 to the Corporation's report on Form 8-K filed on January 2,
              2001.)

10-3          $3,500,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls              --
              Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-3 to the Corporation's report on Form 8-K filed on January 2,
              2001).

10-4          $3,000,000 First Senior Bridge Note dated December 15, 2000 executed by High Falls              --
              Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-4 to the Corporation's report on Form 8-K filed on January 2,
              2001).

10-5          Mortgage dated as of December 15, 2000 executed by High Falls Brewing Company, LLC in           --
              favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-6          $4,500,000 Subordinated Promissory Note dated December 15, 2000 executed by High Falls          --
              Brewing Company, LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit 10-6 to the Corporation's report on Form 8-K filed January 2, 2001).

10-7          Security Agreement dated as of December 15, 2000 executed by High Falls Brewing Company,        --
              LLC in favor of The Genesee Brewing Company, Inc. (incorporated by reference to Exhibit
              10-7 to the Corporation's report on Form 8-K filed on January 2, 2001).

10-8          Intercreditor Agreement dated as of December 15, 2000 among High Falls Brewing Company,         --
              LLC, The Genesee Brewing Company, Inc., Manufacturers and Traders Trust Company and
              Cephas Capital Partners, LP  (incorporated by reference to Exhibit 10-8 to the
              Corporation's report on Form 8-K filed on January 2, 2001).

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----
10-9          Indemnification Agreement dated as of December 15, 2000 between The Genesee Brewing             --
              Company, Inc. and High Falls Brewing Company, LLC (incorporated by reference to Exhibit
              10-10 to the Corporation's report on Form 8-K filed January 2, 2001).

10-10         Employment and Stock Appreciation Agreement with S.M. Morse dated as of December 15,            --
              2000 (incorporated by reference to Exhibit 10-16 to the Corporation's report on Form
              10-K for the fiscal year ended April 28, 2001).

10-11         Letter agreement with S.B. Ashley dated January 8, 2001 (incorporated by reference to           --
              Exhibit 10-17 to the Corporation's report on Form 10-K for the fiscal year ended April
              28, 2001).

10-12         Indemnification Agreement with Steven M. Morse dated June 27, 2001 (incorporated by             --
              reference to Exhibit 10-18 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001). Substantially identical agreements were executed  with all other directors and officers of the Corporation.

10-13         1992 Stock Plan (incorporated by reference to Exhibit 10-1 to the Corporation's report          --
              on Form 10-Q for the fiscal quarter ended October 30, 1999).

10-14         Stock Bonus Incentive Program under 1992 Stock Plan (incorporated by reference to               --
              Exhibit 10-3 to the Corporation's report on Form 10-K for the fiscal year ended May 2,
              1998).

10-15         Agreement of Sublease by and between S.B. Ashley Management Corporation and the                 --
              Corporation dated May 18, 2001 (incorporated by reference to Exhibit 10-27 to the
              Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-16         Plan of Liquidation and Dissolution adopted by the Corporation's shareholders on                --
              October 29, 2000 (incorporated by reference to Exhibit 10-28 to the Corporation's report on Form 10-K for the fiscal year ending April 28, 2001).

10-17         Purchase Agreement dated September 21, 2001 by and among Associated Brands, Inc.,               --
              Associated Brands Inc. and Genesee Corporation (incorporated by reference to
              Exhibit 10-1 to the Corporation's report on Form 8-K filed on October 24, 2001).
              Exhibits and schedules pursuant to the Purchase Agreement have not been filed by the registrant, which hereby undertakes to file such exhibits and schedules upon request by the Commission.

10-18         Transfer Agreement dated May 31, 2002 by and among Genesee Ventures Inc., Home Leasing          --
              Corporation, Norman Leenhouts and Nelson B. Leenhouts (incorporated by reference to
              Exhibit 10-26 to the Corporation's report on Form 10-K for the fiscal year ended
              April 27, 2002.) Exhibits pursuant to the Transfer Agreement have not been filed by the registrant, who hereby undertakes to file such exhibits upon request by the Commission.

10-19         Indemnification Agreement dated May 31, 2002 by and between Genesee Corporation, Norman         --
              Leenhouts, Nelson B. Leenhouts and Home Leasing Corporation (incorporated by reference to Exhibit 10-26 to the Corporation's report on Form 10-K for the fiscal year ended
              April 27, 2002.)

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----
10-20         Amendment to Employment Agreement with S.M. Morse (see Exhibit 10-10 above) dated as of         --
              May 4, 2003. (Incorporated by reference to Exhibit 10-26 to the Corporation's report on
              Form 10-K for the fiscal year ended May 3, 2003)

10-21         Agreement dated May 25, 2004 between High Falls Brewing Company, LLC and GBC Liquidating        --
              Corp. (incorporated by reference to Exhibit 10-1 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-22         Bill of Sale dated May 25, 2004 between GBC Liquidating Corp. and St. Paul Associates,          --
              LLC (incorporated by reference to Exhibit 10-2 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-23         General Release dated May 25, 2004 from GBC Liquidating Corp. to High Falls Brewing             --
              Company, LLC (incorporated by reference to Exhibit 10-3 to the Corporation's report on
              Form 8-K filed on June 4, 2004)

10-24         Letter agreement dated May 25, 2004 between St. Paul Associates, LLC and High Falls             --
              Brewing Company, LLC (incorporated by reference to Exhibit 10-4 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-25         General Release dated May 25, 2004 from High Falls Brewing Company, LLC to GBC                  --
              Liquidating Corp. (incorporated by reference to Exhibit 10-5 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-26         Note Purchase Agreement dated May 25, 2004 between GBC Liquidating corp. and St. Paul           --
              Associates, LLC (incorporated by reference to Exhibit 10-6 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-27         Amended and Restated Subordinated Promissory Note dated May 25, 2004 from High Falls            --
              Brewing company, LLC to GBC Liquidating Corp. (incorporated by reference to Exhibit 10-7 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-28         Buyer's Certificate dated May 25, 2004 from St. Paul Associates, LLC (incorporated by           --
              reference to Exhibit 10-8 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-29         Assumption of Intercreditor Agreement dated May 25, 2004 among High Falls Brewing               --
              company, LLC, Manufacturers & Traders Trust Company, Cephas Capital Partners, LP and GBC
              Liquidating Corp. (incorporated by reference to Exhibit 10-9 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-30         General release dated May 21, 2004 from Manufacturers and Traders Trust Company to GBC          --
              Liquidating Corp. (incorporated by reference to Exhibit 10-10 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-31         General Release dated May 21, 2004 from Cephas Capital Partners, LP to GBC Liquidating          --
              Corp. (incorporated by reference to Exhibit 10-11 to the Corporation's report on Form
              8-K filed on June 4, 2004)

10-32         Letter dated May 11, 2004 from Manufacturers and Traders Trust Company to High Falls            --
              Brewing Company, LLC (incorporated by reference to Exhibit 10-12 to the Corporation's report on Form 8-K filed on June 4, 2004)

NUMBER                                          DOCUMENT                                                     PAGE
------                                          --------                                                     ----
10-33         Closing Certificate dated May 24, 2004 from GBC Liquidating Corp. (incorporated by              --
              reference to Exhibit 10-13 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-34         Independent Contractor Agreement dated May 3, 2004 between Genesee Corporation and
              Steven M. Morse, CPA d/b/a Concorde Accounting and Tax Services                                 50

14            Genesee Corporation Financial Code of Ethics (incorporated by reference to Exhibit 14 to        --
              the Corporation's report on Form 10-K for the fiscal year ended May 3, 2003)

21            Subsidiaries of the Registrant                                                                  52

31            Officer Certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002             53

32            Officer Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002             55