Form 10-Q
period 2004-07-31
GENESEE CORP
filed 2004-09-14
CIK 40934

                                                    Index to Exhibits at page 13


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

STATE OF NEW YORK                                          16-0445920
-----------------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York      14614
--------------------------------------------------------      -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (585) 454-1250

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                          July 31, 2004 and May 1, 2004
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                        July 31, 2004     May 1, 2004
                                                                        -------------     -----------
ASSETS

    Cash and cash equivalents                                             $    2,853      $    3,731
    Restricted cash                                                            2,416           3,200
    Notes receivable                                                               0           1,000
    Estimated net income tax receivable                                          512             515
    Other assets                                                                 376             393
                                                                          ----------      ----------
              Total assets                                                $    6,157      $    8,839
                                                                          ==========      ==========

LIABILITIES AND NET ASSETS

    Accrued expenses and other liabilities                                $      364      $      389
    Accrued self-insured workers compensation                                  1,546           1,608
                                                                          ----------      ----------
              Total liabilities                                                1,910           1,997
                                                                          ----------      ----------
 Net assets in liquidation                                                $    4,247      $    6,842
                                                                          ==========      ==========

 Number of common shares outstanding (Class A -
 209,885; Class B - 1,464,201)                                             1,674,086       1,674,086

 Net assets in liquidation per outstanding share                          $     2.54      $     4.09
                                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
          For the Thirteen Weeks Ended July 31, 2004 and August 2, 2003
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  2004        2003
                                                                                  ----        ----
Net assets in liquidation at May 1, 2004 and May 3, 2003, respectively           $ 6,842     $ 8,377

Liquidating distribution paid to shareholders                                     (2,511)          0

High Falls subordinated note receivable:

         Interest income                                                               0         140

Interest income, net                                                                  16          12

Changes in estimated liquidation values of assets and liabilities                   (100)          2
                                                                                 -------     -------
Net assets in liquidation at July 31, 2004 and August 2, 2003, respectively      $ 4,247     $ 8,531
                                                                                 =======     =======

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

            The Corporation sold its brewing business in December 2000 to High Falls Brewing Company, LLC ("High Falls") for $27.2 million of which it actually received $24.2 million. The Corporation received $11 million of the sale price in the form of notes receivable from High Falls, of which only $8 million in cash was received and are more fully described in Note B.

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

NOTE (B)    Liquidation Basis of Accounting

            With the sale of its Foods Division, which is described in Note A, the Corporation adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

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

            General assumptions used and asset and liability values under the Liquidation Basis of Accounting

            Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of July 31, 2004.

            Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At July 31, 2004, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $1.6 million, or approximately $1.00 per outstanding share at July 31, 2004; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)    Liquidation Basis of Accounting (continued)

            Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business in December 2000, the Corporation received $11 million in notes receivable from High Falls ($6.5 million in two bridge notes and $4.5 million in a subordinated note.) On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on the two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. The Corporation received $500,000 in principal on the subordinated note (the "High Falls Note") in December 2001 leaving a $4 million balance due.

            On May 25, 2004 the Corporation sold the High Falls Note to a third party for $1,000,000. The High Falls Note had been in default since December 2002. In accordance with liquidation basis accounting the High Falls Note had been previously valued based on the fair market value of publicly-traded debt instruments of similar quality. With the May sale of the High Falls Note, the Corporation's May 1, 2004 Statement of Net Assets in Liquidation, included in the Corporation's Annual Report on Form 10-K, reported the value of the High Falls Note at $1,000,000. In recognition of previously missed interest payments to the Corporation, High Falls has agreed to pay the Corporation $100,000 if, prior to April 30, 2006, certain conditions are satisfied and High Falls' senior creditors consent to the payment.

            A party to the December 2000 brewery sale claimed that the Corporation had received approximately $120,000 in interest payments from High Falls, which should have been paid to it, as a creditor of High Falls that is senior to the Corporation. High Falls paid this creditor the $120,000 on July 30, 2004 and this claim is resolved.

            The sale of the High Falls Note, with the exception of the possible receipt of $100,000 mentioned above, completed the financial matters related to the sale of the Corporation's brewing business.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)    Liquidation Basis of Accounting (continued)

            As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed through the fiscal year end May 1, 2004 and reviewed by the taxing authorities. The estimated income tax receivable of $512,000 recorded on the accompanying Statement of Net Assets in Liquidation is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available.

            The Corporation may incur additional professional fees as a result of any additional income tax audits.

            Other assets - Valued based on management estimates. At July 31, 2004 the $376,000 balance is primarily comprised of prepaid insurance, a deposit with the Corporation's third party administrator for its self-insured workers compensation claims, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

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

            The table below details these costs by category as of May 1, 2004 and July 31, 2004 and the expenditures and management adjustments that occurred during the first quarter of fiscal 2005.

                                    Three Months Ended   Three Months Ended
                      May 1, 2004     July 31, 2004        July 31, 2004           July 31, 2004
Category                Balance        Expenditures         Adjustments               Balance
--------                -------        ------------         -----------               -------
Office expenses,
including rent         $   8,000            (3,000)             5,000                  10,000
Insurance expense         24,000           (16,000)            20,000                  28,000
Professional fees        275,000          (101,000)            80,000                 254,000
Other                     82,000            (5,000)           (5,000)                  72,000

Totals                 $ 389,000        $ (125,000)         $ 100,000                $364,000

            The $100,000 net adjustment during the first quarter of fiscal 2005 is primarily related to an expected increase in legal and accounting costs for the Corporation during its wind up period.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)    Liquidation Basis of Accounting (continued)

            Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. In connection with this liability, the Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain a $2.4 million standby letter of credit as financial assurance, which has been renewed through August 2005. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $2.4 million in a money-market account with the bank.

            The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount that would allow it to accelerate the resolution of this liability. The Corporation could incur additional costs to settle this workers compensation liability

            Contingent liabilities - As with any operating business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying consolidated financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying consolidated financial statements.

NOTE (C)    Financial Statement Presentation

            Liquidation Basis Financial Statements

            The Corporation's Statement of Net Assets in Liquidation as of July 31, 2004 and Statement of Changes in Net Assets in Liquidation for the thirteen-week period ended July 31, 2004 and August 2, 2003 presented herein are unaudited. The May 1, 2004 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

            Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

            The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission (the "SEC") guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended May 1, 2004. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

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

            LIQUIDITY AND CAPITAL RESOURCES - JULY 31, 2004

            Liquidating distributions have been paid to shareholders under the Corporation's plan of liquidation and dissolution as follows:

                          AMOUNT           AMOUNT
   DATE PAID           DISTRIBUTED       PER SHARE
   ---------           -----------       ---------
March 1, 2001          $12,557,000         $ 7.50
November 1, 2001        21,763,000          13.00
May 17, 2002             8,370,000           5.00
August 26, 2002          8,370,000           5.00
October 11, 2002         5,023,000           3.00
March 17, 2003           4,185,000           2.50
April 28, 2003           2,511,000           1.50
June 18, 2004            2,511,000           1.50
                       -----------         ------
          TOTAL        $65,290,000         $39.00
                       ===========         ======

            Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation is allowed to reduce the financial assurance for its self-insured workers compensation liability described below and reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. The Corporation has estimated the present value of those costs at $364,000 and this amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            LIQUIDITY AND CAPITAL RESOURCES - JULY 31, 2004 (continued)

            Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

            The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.2% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve was $2.5 million, or approximately $1.50 per share, at May 1, 2004; however, after the sale of the High Falls Note on May 25, 2004, it was further reduced to $1.6 million, or approximately $1.00 per share. This reserve remains at $1.6 million at July 31, 2004 and is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

            Restricted cash represents cash that the Corporation is temporarily unable to access. At July 31, 2004, restricted cash in the amount of $2.4 million is being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the standby letter of credit, which is in effect through August 2005. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount which would allow it to accelerate the resolution of the self-insured workers compensation liability. The Corporation could incur additional costs to settle this workers compensation liability.

            During the first quarter of fiscal 2005, the Corporation received $1,000,000 in proceeds from the sale of the High Falls Note. See Note B to the accompanying consolidated financial statements.

            The accrued compensation and accrued expenses and other liabilities line items decreased during the first quarter of fiscal 2005 as a result of the occurrence of anticipated expenditures.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Forward-Looking Statements

            This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note B to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation that report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, its estimates of self-insured workers compensation liability, accrued compensation, and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, and the winding up and dissolution of the Corporation.

Item 4. Controls and Procedures

            The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of July 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of July 31, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

            There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index at Page 13 of this report.

            (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on June 4, 2004 to report information under Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other Events.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENESEE CORPORATION

Date:   9/13/04                          /s/ Steven M. Morse
                                         --------------------------------------
                                         Steven M. Morse
                                         President, Treasurer, and Secretary

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
 Number                                        Exhibit                                                Page No.
 ------                                        -------                                                --------
  31.1      Officer Certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.         14

  31.2      Officer Certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.         15

  32        Officer Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.         16