Form 10-Q
period 2004-10-30
GENESEE CORP
filed 2004-12-06
CIK 40934

                                                  Index to Exhibits at page 13



                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                    to
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
Yes   X        No
    ------        ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

As of the date of this report, the Registrant had the following shares of common stock outstanding:

                                                           Number of Shares
         Class                                                  Outstanding
         -----                                             ----------------
         Class A Common Stock (voting), par
         value $.50 per share                                       209,885

         Class B Common Stock (non-voting),  par
         value $.50 per share                                     1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        October 30, 2004 and May 1, 2004
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                        October 30, 2004          May 1, 2004
                                                                                        ----------------          -----------
ASSETS

           Cash and cash equivalents                                                        $    2,901            $    3,731
           Restricted cash                                                                       2,416                 3,200
           Notes receivable                                                                          0                 1,000
           Estimated net income tax receivable                                                     193                   515
           Other assets                                                                            359                   393
                                                                                            ----------            ----------
                       Total assets                                                         $    5,869            $    8,839
                                                                                            ==========            ==========

LIABILITIES AND NET ASSETS

           Accrued expenses and other liabilities                                           $      257            $      389
           Accrued self-insured workers compensation                                             1,343                 1,608
                                                                                            ----------            ----------
                       Total liabilities                                                         1,600                 1,997
                                                                                            ----------            ----------

    Net assets in liquidation                                                               $    4,269            $    6,842
                                                                                            ==========            ==========


    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)             1,674,086             1,674,086

    Net assets in liquidation per outstanding share                                         $     2.55            $     4.09
                                                                                            ==========            ==========



          See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
      For the Twenty-Six Weeks Ended October 30, 2004 and November 1, 2003
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             2004                 2003
                                                                                            ---------------------------


Net assets in liquidation at May 1, 2004 and May 3, 2003, respectively                      $ 6,842             $ 8,377

Liquidating distribution paid to shareholders                                                (2,511)                  0

High Falls subordinated note receivable:

              Interest income                                                                     0                 140

Interest income, net                                                                             16                  12

Changes in estimated liquidation values of assets and liabilities                              (100)                  2
                                                                                            ---------------------------

Net assets in liquidation at July 31, 2004 and August 2, 2003, respectively                   4,247               8,531

High Falls subordinated note receivable:

              Interest income                                                                     0                  70

              Change in fair value                                                                0              (1,700)

Interest income (expense), net                                                                   24                 (58)

Changes in estimated liquidation values of assets and liabilities                                (2)               (163)
                                                                                            ---------------------------

Net assets in liquidation at October 30, 2004 and November 1, 2003, respectively            $ 4,269             $ 6,680
                                                                                            ===========================




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

         On May 24, 2004, the Corporation sold the remaining High Falls debt for $1,000,000 (see Note B.) The Corporation has completed the liquidation phase of its plan of liquidation and dissolution.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

         The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") in the accompanying Statement of Net Assets in Liquidation generally does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those assets is distributed to shareholders. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the estimate of net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has traded or is expected to trade in the future.


         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of October 30, 2004.

         Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At October 30, 2004, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $1.6 million, or approximately $1.00 per outstanding share at October 30, 2004; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

         As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed through the fiscal year end May 1, 2004 and reviewed by the taxing authorities. The estimated income tax receivable of $193,000 recorded on the accompanying Statement of Net Assets in Liquidation is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available.

         The Corporation may incur additional professional fees as a result of any additional income tax audits.

         Other assets - Valued based on management estimates. At October 30, 2004 the $359,000 balance is primarily comprised of prepaid insurance, a deposit with the Corporation's third party administrator for its self-insured workers compensation claims, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

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

         The table below details these costs by category as of May 1, 2004 and October 30, 2004 and the expenditures and management adjustments that occurred during the first half of fiscal 2005.


     --------------------------------------------------------------------------------------------------------
                                               Six Months Ended    Six Months Ended
     Category                May 1, 2004       October 30, 2004    October 30, 2004       October 30, 2004
                             Balance           Expenditures        Adjustments            Balance
     --------------------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------------------
     Office expenses,
     including rent          $   8,000             (11,000)              5,000                   2,000
     --------------------------------------------------------------------------------------------------------
     Insurance expense          24,000             (30,000)             20,000                  14,000
     --------------------------------------------------------------------------------------------------------
     Professional fees         275,000            (184,000)             80,000                 171,000
     --------------------------------------------------------------------------------------------------------

     Other                      82,000              (7,000)             (5,000)                 70,000
     --------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------
     Totals                  $ 389,000          $ (232,000)          $ 100,000               $ 257,000
     --------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------

         The $100,000 net adjustment recorded during the first quarter of fiscal 2005 is primarily related to an anticipated increase in workers compensation related legal costs and accounting costs during the Corporation's wind up period.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

         Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. In connection with this liability, the Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain a $2.4 million standby letter of credit as financial assurance, which has been renewed through August 2005. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $2.4 million in a money-market account with the bank. As of October 30, 2004 there were 30 open workers compensation claims.

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


NOTE (C) Financial Statement Presentation

         Liquidation Basis Financial Statements

         The Corporation's Statement of Net Assets in Liquidation as of October 30, 2004 and Statement of Changes in Net Assets in Liquidation for the twenty-six week period ended October 30, 2004 and November 1, 2003 presented herein are unaudited. The May 1, 2004 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and \ Results of Operations

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


         LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 30, 2004

         Liquidating distributions have been paid to shareholders under the Corporation's plan of liquidation and dissolution as follows:

                                            AMOUNT             AMOUNT
                 DATE PAID                DISTRIBUTED        PER SHARE
                 ---------                -----------        ---------
              March 1, 2001               $12,557,000            $7.50
              November 1, 2001             21,763,000            13.00
              May 17, 2002                  8,370,000             5.00
              August 26, 2002               8,370,000             5.00
              October 11, 2002              5,023,000             3.00
              March 17, 2003                4,185,000             2.50
              April 28, 2003                2,511,000             1.50
              June 18, 2004                 2,511,000             1.50
                                          -----------             ----
                         TOTAL            $65,290,000           $39.00
                                          ===========           ======


         Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation is allowed to reduce the financial assurance for its self-insured workers compensation liability described below and reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. The Corporation has estimated the present value of those costs at $257,000 and this amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 30, 2004 (continued)

         Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

         The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 1.6% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve was $2.5 million, or approximately $1.50 per share, at May 1, 2004; however, after the sale of the High Falls Note on May 25, 2004, it was further reduced to $1.6 million, or approximately $1.00 per share. This reserve remains at $1.6 million at October 30, 2004 and is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.


         Restricted cash represents cash that the Corporation is temporarily unable to access. At October 30, 2004, restricted cash in the amount of $2.4 million is being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the standby letter of credit, which is in effect through August 2005. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount which would allow it to accelerate the resolution of the self-insured workers compensation liability. The Corporation could incur additional costs to settle this workers compensation liability.

         During the first quarter of fiscal 2005, the Corporation received $1,000,000 in proceeds from the sale of the High Falls Note. See Note B to the accompanying consolidated financial statements.

         During the second quarter and first quarter of fiscal 2005, the Corporation received $319,000 and 3,000, respectively, in expected income tax refunds from federal and state taxing authorities. As a result, the estimated net income tax receivable line item decreased by $322,000 from its May 1, 2004 balance.

         The accrued expenses and other liabilities line item decreased during the second quarter of fiscal 2005 as a result of the occurrence of anticipated expenditures.

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

Item 4.  Controls and Procedures

         The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of October 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of October 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

         There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Corporation did not hold an annual meeting of its Class A Shareholders this year. On October 22, 2004, by written consent of the holders of a majority of the Corporation's Class A Common Stock, Stephen B. Ashley was re-elected the sole director of the Corporation. No proxies were solicited.


Item 6.  Exhibits.

         See Exhibit Index at Page 13 of this report.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GENESEE CORPORATION


Date:   12/3/04                             /s/ Steven M. Morse
       ------------                         ----------------------------------
                                            Steven M. Morse
                                            President, Treasurer, and Secretary

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


                                  EXHIBIT INDEX

Exhibit
Number                            Exhibit                               Page No.
-------    --------------------------------------------------------     --------

31.1       Officer Certifications as required by Section 302 of the
           Sarbanes-Oxley Act of 2002.                                     14

31.2       Officer Certifications as required by Section 302 of the
           Sarbanes-Oxley Act of 2002.                                     15

32         Officers Certifications as required by Section 906 of the
           Sarbanes-Oxley Act of 2002.                                     16