Form 10-Q
period 2005-01-29
GENESEE CORP
filed 2005-03-14
CIK 40934

                                                    Index to Exhibits at page 13

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended January 29, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________ to ________________

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        January 29, 2005 and May 1, 2004
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                  January 29, 2005     May 1, 2004
                                                                                  ----------------     -----------
ASSETS

     Cash and cash equivalents                                                       $     2,772       $     3,731
     Restricted cash                                                                       2,416             3,200
     Notes receivable                                                                          0             1,000
     Estimated net income tax receivable                                                     193               515
     Other assets                                                                            342               393
                                                                                     -----------       -----------
                  Total assets                                                       $     5,723       $     8,839
                                                                                     ===========       ===========

LIABILITIES AND NET ASSETS

     Accrued expenses and other liabilities                                          $       307       $       389
     Accrued self-insured workers compensation                                             1,774             1,608
                                                                                     -----------       -----------
                  Total liabilities                                                        2,081             1,997
                                                                                     -----------       -----------

  Net assets in liquidation                                                          $     3,642       $     6,842
                                                                                     ===========       ===========

  Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)         1,674,086         1,674,086

  Net assets in liquidation per outstanding share                                    $      2.18       $      4.09
                                                                                     ===========       ===========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
      For the Thirty-Nine Weeks Ended January 29, 2005 and January 31, 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         2005            2004
                                                                                       --------        --------
Net assets in liquidation at May 1, 2004 and May 3, 2003, respectively                 $  6,842        $  8,377

Liquidating distribution paid to shareholders                                            (2,511)              0

High Falls subordinated note receivable:

          Interest income                                                                     0             140

Interest income, net                                                                         16              12

Changes in estimated liquidation values of assets and liabilities                          (100)              2
                                                                                       --------        --------

Net assets in liquidation at July 31, 2004 and August 2, 2003, respectively               4,247           8,531

High Falls subordinated note receivable:

          Interest income                                                                     0              70

          Change in fair value                                                                0          (1,700)

Interest income (expense), net                                                               24             (58)

Changes in estimated liquidation values of assets and liabilities                            (2)           (163)
                                                                                       --------        --------

Net assets in liquidation at October 30, 2004 and November 1, 2003, respectively          4,269           6,680

High Falls subordinated note receivable:

          Interest income                                                                     0             120

Interest income (expense), net                                                               23             (60)

Changes in estimated liquidation values of assets and liabilities                          (650)            357
                                                                                       --------        --------

Net assets in liquidation at January 29, 2005 and January 31, 2004, respectively       $  3,642        $  7,097
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

            In December 2000 the Corporation sold its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million of which it eventually received $24.2 million.

            In December 2000 the Corporation sold a significant portion of its equipment lease portfolio and received $12.8 million in proceeds.

            In October 2001 the Corporation sold its Foods Division to Associated Brands, Inc. for $24.4 million.

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

            General assumptions used and asset and liability values under the Liquidation Basis of Accounting

            Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of January 29, 2005.

            Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At January 29, 2005, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $1.6 million, or approximately $1.00 per outstanding share at January 29, 2005; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)    Liquidation Basis of Accounting (continued)

            Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business in December 2000, the Corporation received $11 million in notes receivable from High Falls ($6.5 million in two bridge notes and $4.5 million in a subordinated note.) On July 30, 2002 the Corporation received $5.9 million in satisfaction of the remaining principal balance due on the two bridge notes with original face amounts of $3.5 million and $3 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. The Corporation received $500,000 in principal on the subordinated note (the "High Falls Note") in December 2001, leaving a $4 million balance due.

            On May 25, 2004 the Corporation sold the High Falls Note to for $1,000,000. The High Falls Note had been in default since December 2002. In accordance with liquidation basis accounting the High Falls Note had been previously valued based on the fair market value of publicly-traded debt instruments of similar quality. With the sale of the High Falls Note, the Corporation's May 1, 2004 Statement of Net Assets in Liquidation, included in the Corporation's Annual Report on Form 10-K, reported the value of the High Falls Note at $1,000,000. In recognition of previously missed interest payments, High Falls has agreed to pay the Corporation $100,000 if, prior to April 30, 2006, certain conditions are satisfied and High Falls' senior creditors consent to the payment.

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

            Certain amounts included in the estimated income tax receivable are subject to audit by both state and federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003 and May 1, 2004. The Corporation requested, and has settled, accelerated audits from both federal and state taxing authorities for the tax years ending through April 27, 2002.

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

            Other assets - Valued based on management estimates. At January 29, 2005 the $342,000 balance is primarily comprised of prepaid insurance, a deposit with the Corporation's third party administrator for its self-insured workers compensation claims, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

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

            The table below details these costs by category as of May 1, 2004 and January 29, 2005 and the expenditures and management adjustments that occurred during the first three quarters of fiscal 2005.

                                           Nine Months Ended    Nine Months Ended
                          May 1, 2004      January 29, 2005     January 29, 2005     January 29, 2005
    Category                Balance          Expenditures          Adjustments            Balance
-----------------         -----------      -----------------    -----------------    ----------------
Office expenses,
including rent            $     8,000             (14,000)              15,000                9,000
Insurance expense              24,000             (47,000)              45,000               22,000
Professional fees             275,000            (262,000)             195,000              208,000
Other                          82,000              (9,000)              (5,000)              68,000
                          -----------         -----------          -----------          -----------
Totals                    $   389,000         $  (332,000)         $   250,000          $   307,000

            The $100,000 net adjustment recorded during the first quarter of fiscal 2005 is primarily related to an anticipated increase in workers compensation related legal costs and accounting costs during the Corporation's wind up period. The additional $150,000 net adjustment recorded in the third quarter of fiscal 2005 is primarily related to anticipated professional costs associated with the extension of the expected termination date of the Corporation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)    Liquidation Basis of Accounting (continued)

            Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. In connection with this liability, the Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain a $2.4 million standby letter of credit as financial assurance, which has been renewed through August 2005. The issuing bank required the Corporation to collateralize the letter of credit by maintaining a cash balance of $2.4 million in a money-market account with the bank. As of January 29, 2005 there were 26 open workers compensation claims.

            The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount that would allow it to accelerate the resolution of this liability. The Corporation will incur additional costs to settle this workers compensation liability and the ultimate settlement amount is likely to exceed the actuarially determined liability previously recorded in the Corporation's Statement of Net Assets in Liquidation. Therefore, the Corporation has increased the accrued self-insured workers compensation liability by $500,000 as of January 29, 2005 and this liability has been recorded in the accompanying Statement of Net Assets in Liquidation at approximately $1.8 million.

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

NOTE (C)    Financial Statement Presentation

            Liquidation Basis Financial Statements

            The Corporation's Statement of Net Assets in Liquidation as of January 29, 2005 and Statement of Changes in Net Assets in Liquidation for the thirty-nine week period ended January 29, 2005 and January 31, 2004 presented herein are unaudited. The May 1, 2004 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

NOTE(D) Class B Common Stock De-listing and Closing of Stock Books

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Notes B and C to the accompanying consolidated financial statements. In all periods presented, the Corporation had no operations; therefore, there is no discussion of operations. See also Note D to the accompanying consolidated financial statements presented in this report that are incorporated herein by reference thereto.

        LIQUIDITY AND CAPITAL RESOURCES - JANUARY 29, 2005

        Liquidating distributions have been paid to shareholders under the Corporation's plan of liquidation and dissolution as follows:

                         AMOUNT         AMOUNT
   DATE PAID          DISTRIBUTED     PER SHARE
----------------     ------------     ---------
March 1, 2001        $ 12,557,000     $  7.50
November 1, 2001       21,763,000       13.00
May 17, 2002            8,370,000        5.00
August 26, 2002         8,370,000        5.00
October 11, 2002        5,023,000        3.00
March 17, 2003          4,185,000        2.50
April 28, 2003          2,511,000        1.50
June 18, 2004           2,511,000        1.50
                     ------------     -------
       TOTAL         $ 65,290,000     $ 39.00
                     ============     =======

        Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions as the Corporation is allowed to reduce the financial assurance for its self-insured workers compensation liability described below and reduces the amount of the Contingent Liability Reserve described below. The length of time that will be required to wind-up the Corporation's affairs is uncertain and will impact the value of the Corporation's net assets in liquidation due to the ongoing expense of operating the Corporation. The Corporation has estimated the present value of those costs at $307,000 and this amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            LIQUIDITY AND CAPITAL RESOURCES - JANUARY 29, 2005 (continued)

            Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the present value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

            The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 2.0% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve was $2.5 million, or approximately $1.50 per share, at May 1, 2004; however, after the sale of the High Falls Note on May 25, 2004, it was further reduced to $1.6 million, or approximately $1.00 per share. This reserve remains at $1.6 million at January 29, 2005 and is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

            Restricted cash represents cash that the Corporation is temporarily unable to access. At January 29, 2005, restricted cash in the amount of $2.4 million is being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation is required by the New York Workers Compensation Board (the "Compensation Board") to maintain the standby letter of credit, which is in effect through August 2005. It is management's current expectation that the Compensation Board will require the Corporation to maintain some amount of financial assurance for the actuarially determined duration of the self-insured workers compensation liability, which is currently estimated to be twenty to twenty-five years, and any such amount will not be available for distribution to shareholders until the Corporation is relieved of its financial assurance obligation. The Corporation is investigating potential alternatives to obtain a substitute for the self-insured workers compensation financial assurance amount that would allow it to accelerate the resolution of the self-insured workers compensation liability. The Corporation will incur additional costs to settle this workers compensation liability and the ultimate settlement amount is likely to exceed the actuarially determined liability previously recorded in the Corporation's Statement of Net Assets in Liquidation. Therefore, the Corporation has increased the accrued self-insured workers compensation liability by $500,000 as of January 29, 2005 and this liability has been recorded in the accompanying Statement of Net Assets in Liquidation at approximately $1.8 million.

            During the first quarter of fiscal 2005, the Corporation received $1,000,000 in proceeds from the sale of the High Falls Note. See Note B to the accompanying consolidated financial statements.

            During the second quarter and first quarter of fiscal 2005, the Corporation received $319,000 and $3,000, respectively, in income tax refunds from federal and state taxing authorities. As a result, the estimated net income tax receivable line item decreased by $322,000 from its May 1, 2004 balance.

            The accrued expenses and other liabilities line item increased during the third quarter of fiscal 2005 due to a $150,000 increase in the estimated cash costs to liquidate the Corporation (see Note
            B) partially offset by cash expenditures of approximately $100,000.

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

            The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of January 29, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of January 29, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

            There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         See Exhibit Index at Page 13 of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENESEE CORPORATION

Date: 3/14/05                                /s/ Steven M. Morse
                                             -----------------------------------
                                             Steven M. Morse
                                             President, Treasurer, and Secretary

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number                                        Exhibit                                          Page No.
------   ----------------------------------------------------------------------------------    --------
31.1     Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.      14

31.2     Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.      15

32       Officers Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.    16
