Form 10-K
period 2005-04-30
GENESEE CORP
filed 2005-07-29
CIK 40934

                                                               Index to Exhibits
                                                                      at Page 29

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number: 0-1653

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      NEW YORK                                       16-0445920
-----------------------------                 ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York           14614
--------------------------------------------------------         ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes[ ] No [X]

The aggregate market value of voting common stock (Class A) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on October 29, 2004, the last business day of the fiscal 2005 second quarter, was $163,876.

The number of shares outstanding of each of the registrant's classes of common stock as of July 11, 2005 was:

                                          Number of Shares
             Class                           Outstanding
--------------------------------          ---------------
Class A Common Stock (voting)                  209,885
     par value $.50 per share
Class B Common Stock (non-voting)
     par value $.50 per share                1,464,201

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

On May 24, 2004, the Corporation sold the remaining High Falls debt for $1.0 million (see Note 1 to the accompanying consolidated financial statements.) With the closing of this transaction, the Corporation completed the liquidation phase of its plan of liquidation and dissolution.

On July 21, 2005, the Corporation purchased a New York workers compensation insurance policy from a New York State approved insurance carrier for $2.36 million. With the purchase of this policy, the Corporation was relieved of its self-insured workers compensation status and related obligation. See Note 1 to the accompanying consolidated financial statements.

With the sale of the Foods Division, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

Under the Plan of Liquidation and Dissolution, the Corporation has paid to Class A and Class B shareholders eight liquidating distributions totaling $65.3 million, or $39.00 per share as of April 30, 2005.

During fiscal 2004, the Corporation's Class B common stock was delisted from the Nasdaq National Market and its Class A and Class B common stock books were closed.

Effective April 30, 2004, all the Corporation's employees were terminated. Effective May 31, 2004, all the directors of the Corporation and its subsidiaries, with the exception of Stephen B. Ashley, resigned. Also effective May 31, 2004, all officers of the Corporation and its subsidiaries, with the exception of Steven M. Morse, resigned. Going forward, Mr. Ashley, as the Corporation's sole director, and Mr. Morse, as the Corporation's President, Treasurer and Secretary, will continue to lead the Corporation towards the conclusion of its Plan of Liquidation and Dissolution.

Employees. As of April 30, 2005, the Corporation had no employees.

Item 2. Properties

        None

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended April 30, 2005.

                                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's Class B Common Stock traded on the NASDAQ National Market tier of the NASDAQ Stock Market (the "Nasdaq NMS") under the symbol GENBB through December 31, 2003 at which time it was delisted from the Nasdaq NMS. There is no established public trading market for the Corporation's Class A or Class B stock; however, shares of both classes trade occasionally on the OTC Bulletin Board. As of July 11, 2005, the numbers of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 82 and 789, respectively. The price for the Class B Common Stock as reported by NASDAQ through December 31, 2003 and the liquidating distributions paid per share on Class A and Class B stock for each quarter for the past two years are shown below:

                  FISCAL YEAR ENDED APRIL 30, 2005       FISCAL YEAR ENDED MAY 1, 2004
                    Market Price         Liquidating      Market Price       Liquidating
UNAUDITED          High         Low      Distribution   High         Low     Distribution
--------------   ---------      ---      ------------  -------       ----    ------------
First Quarter    $    N/A *     N/A *        1.50      $  5.10       4.20         .00
Second Quarter        N/A *     N/A *         .00         5.04       4.40         .00
Third Quarter         N/A *     N/A *         .00         4.69 *     3.51 *       .00
Fourth Quarter        N/A *     N/A *         .00          N/A *      N/A *       .00

* Effective December 31, 2003, the Corporation's Class B Common Stock ceased trading on the Nasdaq NMS as described above.

Item 6. Selected Financial Data

The selected historical financial data included in the table below as of April 30, 2005, May 1, 2004, May 3, 2003, April 27, 2002, the twenty two weeks ended September 29, 2001 and for the fiscal year ended April 29, 2000 is derived from the consolidated financial statements of the Corporation and should be read in conjunction herewith. As further described in Note 1 to the accompanying consolidated financial statements, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Therefore, information in the April 30, 2005, May 1, 2004, May 3, 2003, April 27, 2002 and September 29, 2001
columns below follow this basis of accounting. The information for the year ended April 28, 2001 follows the going-concern basis of accounting.

                                                April 30,      May 1,       May 3,      April 27,       Sept. 29,     April 28,
                                                   2005        2004          2003         2002            2001          2001
                                                ---------     -------       -------     --------        ---------     ---------
Net Revenues From Continuing Operations              N/A          N/A           N/A          N/A         $     0       $     0
Net Earnings/(Loss) From Continuing Operations       N/A          N/A           N/A          N/A             142        (1,120)
Net Loss From Discontinued Operations                N/A          N/A           N/A          N/A         (22,473)       (1,294)

Total Assets                                     $ 5,897      $ 8,839       $15,935     $ 41,860             N/A        81,665
Total Long Term Debt                                 N/A          N/A           N/A          N/A             N/A         5,973
Net Assets in Liquidation                        $ 2,939        6,842         8,377       29,622          59,086           N/A
Basic Earnings/ (Loss) Per Share From
  Continuing Operations                              N/A          N/A           N/A          N/A             .08          (.69)
Basic Loss Per Share From Discontinued
  Operations                                         N/A          N/A           N/A          N/A          (13.43)         (.79)
Diluted Earnings/ (Loss) Per Share From
  Continuing Operations                              N/A          N/A           N/A          N/A             .08          (.69)
Diluted Loss Per Share From
  Discontinued Operations                            N/A          N/A           N/A          N/A          (13.43)         (.79)
Cash Dividends Per Share                            1.50         0.00         17.00        13.00            0.00          7.85

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

LIQUIDITY AND CAPITAL RESOURCES - APRIL 30, 2005

Liquidating distributions have been paid to Class A and Class B shareholders under the Corporation's Plan of Liquidation and Dissolution as follows:

                          AMOUNT       AMOUNT
  DATE PAID            DISTRIBUTED    PER SHARE
----------------       -----------   -----------
March 1, 2001          $12,557,000   $      7.50
November 1, 2001        21,763,000         13.00
May 17, 2002             8,370,000          5.00
August 26, 2002          8,370,000          5.00
October 11, 2002         5,023,000          3.00
March 17, 2003           4,185,000          2.50
April 28, 2003           2,511,000          1.50
June 18, 2004            2,511,000          1.50
                       -----------   -----------
        TOTAL          $65,290,000   $     39.00
                       ===========   ===========

Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions in the course of winding up its affairs. Management has estimated the remaining length of time that will be required to wind-up the Corporation's affairs is approximately one year and has estimated the costs required to total $458,000 and this amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

Since it is unknown how long it will be before a final liquidating distribution is paid to shareholders, the value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 2.6% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve was $2.5 million, or approximately $1.50 per share, at May 1, 2004; however, after the sale of the High Falls Note on May 25, 2004, it was further reduced to $1.6 million, or approximately $1.00 per share. This reserve remained at $1.6 million at April 30, 2005 and is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. After the extinguishment of its workers compensation obligation on July 21, 2005, the Corporation's Board of Directors reduced this reserve to $837,000, or approximately $0.50 per share. See further explanation of this July 21st transaction below and in Note 1 to the accompanying consolidated financial statements.

Restricted cash represents cash that the Corporation was temporarily unable to access. At April 30, 2005, restricted cash in the amount of $2.4 million was being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect until the extinguishment of its workers compensation obligation on July 21, 2005. See further explanation of this July 21st transaction below and in Note 1 to the accompanying consolidated financial statements.

During the first quarter of fiscal 2005, the Corporation received $1,000,000 in proceeds from the sale of the High Falls Note. See Note 1 to the accompanying consolidated financial statements.

Other assets remained relatively constant when comparing April 30, 2005 and May 1, 2004 balances except that during the fourth quarter the reserve related to a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls, was increased by $60,000 to better reflect its collectibility in conjunction with the Corporation's expected termination timing.

Accrued expenses and other liabilities as presented in the Statement of Net Assets in Liquidation increased from its May 1, 2004 balance by $69,000. This increase is a result of the payment of operating costs of approximately $476,000 and an increase in the run-out and additional winding-up phase accruals in the first, third, and fourth quarters by $100,000, $150,000, and $295,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During fiscal 2005, the estimated net income tax receivable of $515,000 at May 1, 2004 decreased to $173,000 at fiscal year end. This reduction resulted primarily from approximately $800,000 of tax being refunded to the Corporation by the Internal Revenue Service and various state taxing authorities during the year partially offset by the increase in calculated benefits derived from the losses for the current year and for the prior year. The $173,000 estimated net income tax receivable is an estimation of the accumulation of the payments and refunds expected as of the fiscal year ended April 30, 2005 and reflects the estimated impact on cash flow under an orderly liquidation scenario. The Corporation has been audited by the New York state and federal taxing authorities through the fiscal years ended April 29, 2002. To the extent that the Corporation is audited for other years by federal and or state taxing authorities, such an audit or audits could result in an increase or decrease in the Corporation's income tax receivable or create a net income tax payable.

The accrued self-insured workers compensation liability of $2,500,000 represents the amount paid, $2,360,000, to a New York state approved workers compensation insurance carrier on July 21, 2005 for a New York workers compensation insurance policy which is effective June 1, 2005, $50,000 for assessments paid to the New York State Workers Compensation Board on July 21st, $50,000 of claim payments and assessments paid prior to July 21, 2005 which were the obligations of the Corporation, and anticipated net adjustments due within the next several months to the insurance carrier of $40,000. See Note 1 to the accompanying consolidated financial statements. During fiscal 2005 this liability increased by $892,000 as a result of regular and anticipated payments on claims and New York State assessments of $439,000 and a $500,000 third quarter increase and $831,000 fourth quarter increase in the liability in anticipation of an insurance policy purchase which is described in Note 1 to the accompanying consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005 (for the year ended April 29, 2006 for the Corporation). Retrospective application of interim financial information is permitted but not required. Early adoption is encouraged. The adoption of this standard will not impact the Corporation's financial statements.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25 (APB No. 25) that was provided in SFAS No. 123 as originally issued.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under Opinion 25, issuing stock options to employees generally resulted in the recognition of no compensation cost if the options were granted with an exercise price equal to their fair value at the date of grant. SFAS No. 123R requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15; however, early application is encouraged. The adoption of this standard will not impact the Corporation's financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (for the year ended April 28, 2007 for the Corporation). The adoption of this standard will not impact the Corporation's financial statements.

In December 2004, FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act ). The Act was signed into law in October of 2004. The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings. Accordingly, the FSP provides guidance on accounting for income taxes that related to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature). Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, Accounting for Income Taxes. Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented. Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company's financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 were effective in the fourth quarter of 2004. The adoption of this standard will not impact the Corporation's financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in Note 1 to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation that report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, and the winding up and dissolution of the Corporation.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8. Financial Statements and Supplementary Data

(a)   Selected Quarterly Financial Data - Not Applicable

(b)   Index to Financial Statements

                                                                                      Page
                                                                                      ----
Report of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP    12

Statement of Net Assets in Liquidation (Liquidation Basis) at April 30, 2005
   and May 1, 2004                                                                     13

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
   For the years ended April 30, 2005, May 1, 2004 and May 3, 2003                     14

Note to Consolidated Financial Statements                                              15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Genesee Corporation

We have audited the statements of net assets in liquidation of Genesee Corporation as of April 30, 2005 and May 1, 2004, and the related statements of changes in net assets in liquidation for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Genesee Corporation as of April 30, 2005 and May 1, 2004, and the changes in its net assets in liquidation for each of the three years in the in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the financial statements have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets and the estimate of liquidating costs to be incurred. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results and those differences may be material.

Rochester, New York
July 28, 2005

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                         April 30, 2005 and May 1, 2004
                 (Dollars in thousands, except per share data)

                                                                                    2005        2004
ASSETS

          Cash and cash equivalents                                               $    3,043  $   3,731
          Restricted cash                                                              2,416      3,200
          Notes receivable                                                                 0      1,000
          Estimated net income tax receivable                                            173        515
          Other assets                                                                   265        393
                                                                                  ----------  ---------
                       Total assets                                               $    5,897  $   8,839
                                                                                  ==========  =========

LIABILITIES AND NET ASSETS

          Accrued expenses and other liabilities                                  $      458  $     389
          Accrued self-insured workers compensation                                    2,500      1,608
                                                                                  ----------  ---------
                       Total liabilities                                               2,958      1,997
                                                                                  ----------  ---------

    Net assets in liquidation                                                     $    2,939  $   6,842
                                                                                  ==========  =========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)   1,674,086  1,674,086

    Net assets in liquidation per outstanding share                               $     1.76  $    4.09
                                                                                  ==========  =========

           See accompanying note to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
        For the Years ended April 30, 2005, May 1, 2004, and May 3, 2003
                             (Dollars in thousands)

                                                                                           2005        2004        2003
                                                                                          --------    --------    --------
Net assets in liquidation at May 2, 2004, May 4, 2003, and April 28, 2002, respectively   $  6,842    $  8,377    $ 29,622

Liquidating distributions paid to shareholders                                              (2,511)          0     (20,089)

High Falls subordinated note receivable:

              Interest income                                                                    0         268         510

              Change in fair value                                                               0      (1,800)     (1,200)

Interest (expense) income, net                                                                  91         (89)        734

Changes in estimated liquidation values of assets and liabilities                           (1,483)         86      (1,200)
                                                                                          --------    --------    --------

Net assets in liquidation at April 30, 2005, May 1, 2004, and May 3, 2003, respectively   $  2,939    $  6,842    $  8,377
                                                                                          ========    ========    ========

           See accompanying note to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements
                  April 30, 2005, May 1, 2004, and May 3, 2003

(1)   Liquidation Basis Note

LIQUIDATION BASIS FINANCIAL STATEMENTS

      With the sale of its Foods Division in 2001, the Corporation adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

(1)   Liquidation Basis Note (continued)

      General assumptions used, asset and liability values, and changes to asset and liability values under the Liquidation Basis of Accounting from May 1, 2004 to April 30, 2005 and from May 3, 2003 to May 1, 2004.

      Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of April 30, 2005 and May 1, 2004.

      Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At April 30, 2005 and May 1, 2004, substantially all cash balances were in excess of federally insured limits and were yielding approximately 2.6% and 1.0% per annum, respectively. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve was $1.6 million and $2.5 million, or approximately $1.00 and $1.50 per outstanding share at April 30, 2005 and May 1, 2004, respectively; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. After the extinguishment of its workers compensation obligation on July 21, 2005, the Corporation's Board of Directors reduced this reserve to $837,000, or approximately $0.50 per share. See further explanation of this July 21st transaction below in this Note.

      Restricted cash represents cash that the Corporation was temporarily unable to access. At April 30, 2005 and May 1, 2004, restricted cash in the amount of approximately $2.4 million and $3.2 million, respectively, was being held in a money market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect through the extinguishment of its workers compensation obligation on July 21, 2005. See further explanation of this July 21, 2005 transaction below in this Note.

      Notes receivable - Stated at fair value, which has been discounted from face value as described below. As partial consideration for the sale of its brewing business in December 2000, the Corporation received $11 million in notes receivable from High Falls. On July 30, 2002 the Corporation received $5.9 million in satisfaction of certain notes receivable with original face amounts of $6.5 million. This prepayment was in accordance with the terms of the notes, which required prepayment at such time as the buyer received proceeds from government backed loans. The Corporation received $500,000 in principal on a subordinated note (the "High Falls Note") in December 2001, leaving a $4 million balance due.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

(1)   Liquidation Basis Note (continued)

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

      With the exception of the possible receipt of $100,000 mentioned above, the sale of the High Falls Note completed the financial matters related to the sale of the Corporation's brewing business.

      Estimated income tax receivable/payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It includes adjustments for estimates of future expenditures, the utilization of tax credits, and carryforwards and carrybacks.

      Certain amounts included in the estimated income tax receivable are subject to audit by both state and federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. The Corporation requested, and has settled, accelerated audits from both state and federal taxing authorities for the tax years ending through April 27, 2002.

      As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed and reviewed by the taxing authorities. The Corporation has been audited by the New York state and federal taxing authorities through the fiscal years ended April 29, 2002. To the extent that the Corporation is audited for other years by federal and/or state taxing authorities, such an audit or audits could result in an increase or decrease in the Corporation's income tax receivable or create a net income tax payable.

      The estimated income tax receivable recorded on the accompanying Statement of Net Assets in Liquidation as of April 30, 2005 and May 1, 2004, respectively, is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available. In addition, the Corporation recently filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been included in the estimated net income tax receivable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

      The Corporation may incur additional professional fees as a result of any additional income tax audits.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

(1)   Liquidation Basis Note (continued)

      The following table depicts the estimated net income tax receivable as of April 30, 2005 and May 1, 2004, respectively, reported on the accompanying Statement of Net Assets in Liquidation.

                                              2005           2004
                                              ----           ----
Estimated net Income tax receivable
                                              $173           $515

      (Dollars in thousands)

      Other assets - Valued based on management estimates. At April 30, 2005 and May 1, 2004 the $265,000 and $393,000 balances, respectively, are primarily comprised of prepaid insurance, a deposit with the Corporation's third party administrator for its self-insured workers compensation claims that will be returned to the Corporation, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls. The reserve related to this note receivable was increased by $60,000 in the fourth quarter to better reflect its collectibility in conjunction with the Corporation's expected termination timing.

      Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination which management has estimated to be approximately one year. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

      The tables below detail these costs by category as of April 30, 2005 and May 1, 2004 and the expenditures and management adjustments that occurred during the fiscal years then ended.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

      Fiscal Year Ended April 30, 2005

                             May 1, 2004            Fiscal 2005         Fiscal 2005        April 30, 2005
    Category                   Balance             Expenditures         Adjustments            Balance
-----------------            -----------           ------------         -----------        --------------
Office expenses,
  including rent              $   8,000             $  (16,000)          $  25,000           $  17,000
Insurance expense                24,000                (63,000)             65,000              26,000
Professional fees               275,000               (387,000)            450,000             338,000
Other                            82,000                (10,000)              5,000              77,000
                              ---------             -----------          ---------           ---------

Totals                        $ 389,000             $ (476,000)          $ 545,000           $ 458,000
                              =========             ===========          =========           =========

      Net adjustments of $100,000, $150,000, and $295,000 were recorded during the first, third, and fourth quarter, respectively, primarily related to anticipated general legal costs, legal costs related to resolution of the Corporation's workers compensation obligations, and accounting and tax costs associated with winding up of the Corporation.

      Fiscal Year Ended May 1, 2004

                             May 3, 2003            Fiscal 2004         Fiscal 2004         May 1, 2004
   Category                    Balance             Expenditures         Adjustments           Balance
-----------------            -----------           ------------         -----------         -----------
Compensation                 $  525,000            $  (526,000)          $   1,000           $       0
Office expenses,
  including rent                 54,000                (47,000)              1,000               8,000
Insurance expense               200,000               (293,000)            117,000              24,000
Professional fees               205,000               (431,000)            501,000             275,000
Other                           415,000               (123,000)           (210,000)             82,000
                             ----------            ------------          ----------          ---------

Totals                       $1,399,000            $(1,420,000)          $ 410,000           $ 389,000
                             ==========            ============          =========           =========

      The Corporation's estimate of remaining operating costs through final dissolution, compensation and other accrued expenses, was increased by $177,000, $83,000, and $150,000 in the second, third and fourth quarters of fiscal 2004, respectively. As of May 1, 2004, the Corporation has $389,000 recorded for these run-out costs covering all general and administrative costs, such as professional fees, office related costs, insurance expense, and other miscellaneous costs expected to be incurred during the winding up of the Corporation's business.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

(1)   Liquidation Basis Note (continued)

      Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. The accrued self-insured workers compensation liability of $2,500,000 represents the amount paid, $2,360,000, to a New York state approved workers compensation insurance carrier on July 21, 2005 for a New York workers compensation insurance policy which is effective June 1, 2005, $50,000 for New York State assessments paid to the New York State Workers Compensation Board on July 21st, $50,000 of claim payments and NYS assessments paid prior to July 21, 2005 which were the obligations of the Corporation, and anticipated net adjustments due within the next several months to the insurance carrier of $40,000. During fiscal 2005 this liability increased by $892,000 as a result of regular and anticipated payments on claims and New York State assessments of $439,000 and a $500,000 third quarter increase and $831,000 fourth quarter increase in the liability in anticipation of an insurance policy purchase. With the purchase of this policy, the Corporation has been relieved of its New York self-insured workers compensation status, the related financial obligations to claimants, and the statutorily required financial assurance for those obligations as well as any future assessments. The purchase of the policy was funded by release to the Corporation of the $2,416,000 in restricted cash which had secured the Corporation's letter of credit that was posted to satisfy the workers compensation financial assurance requirement.

      Contingent liabilities - As with any business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying consolidated financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying consolidated financial statements.

      Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the combined total of Class A and Class B shares outstanding at April 30, 2005 and May 1, 2004.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

(1)   Liquidation Basis Note (continued)

      Partial Liquidating Distributions

      Under its Plan of Liquidation and Dissolution the Corporation has paid the following partial liquidating distributions to its Class A and Class B shareholders.

                                                            AMOUNT                              AMOUNT
      DATE PAID                                          DISTRIBUTED                           PER SHARE
------------------------                                 -----------                           ---------
March 1, 2001                                            $12,557,000                            $ 7.50
November 1, 2001                                          21,763,000                             13.00
May 17, 2002                                               8,370,000                              5.00
August 26, 2002                                            8,370,000                              5.00
October 11, 2002                                           5,023,000                              3.00
March 17, 2003                                             4,185,000                              2.50
April 28, 2003                                             2,511,000                              1.50
June 18, 2004                                              2,511,000                              1.50
                                                         -----------                            ------
            TOTAL                                        $65,290,000                            $39.00
                                                         ===========                            ======

      Fiscal Year

      The Corporation's fiscal year ends on the Saturday closest to April 30. The fiscal year for the financial statements included herein is for the 52-week period ending April 30, 2005, May 1, 2004, and the 53-week period ending May 3, 2003.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of April 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of April 30, 2005 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

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

                                                                                                        Expiration
                                         Director          Position and Principal Occupation             of Term
          Name and Age                    Since                for the Last Five Years                  in Office
----------------------------             --------       ---------------------------------------         ----------
Stephen B. Ashley       (65)               1987         Former President of the Corporation (1)            2005

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

                                                 Officer of the
     Name                        Age              Company Since                         Office
---------------                  ---             --------------           ---------------------------------------
Steven M. Morse                   41                  2000                President, Treasurer, and Secretary (1)

(1) Mr. Morse was elected President, Treasurer, and Secretary of the Corporation on May 31, 2004. Mr. Morse was elected Vice President, Chief Financial Officer and Treasurer of the Corporation on December 13, 2001. He was elected Vice President and Treasurer in December 2000. From 1999 to 2000, Mr. Morse served as the Corporation's Corporate Consolidations Manager. From 1996 to 1999, he served as an Audit Manager at the public accounting firm of Deloitte & Touche, LLP. Mr. Morse is a certified public accountant. He currently serves as the Executive Director - Institute Audit, Compliance & Advisement at Rochester Institute of Technology, a university located in Rochester, New York.

            (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended April 30, 2005.

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

Item 11. Executive Compensation - Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

            (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 11, 2005, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                                                            Percent of
           Name and Address                            Amount Owned                        Class A Stock
-------------------------------------                  ------------                        -------------
Charles S. Wehle as Trustee                             73,845  (1)                            35.2%
     under the Will of Louis A. Wehle
     600 Powers Building
     16 West Main Street
     Rochester, New York 14614

Charles S. Wehle and Henry S. Wehle                     41,957  (2)                            20.0%
     600 Powers Building
     16 West Main Street
     Rochester, New York 14614

Charles S. Wehle as Trustee under                       12,145  (3)                             5.8%
     Elizabeth R. Wehle Trust
     600 Powers Building
     16 West Main Street
     Rochester, New York 14614

(1) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 11, 2005, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

            (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 11, 2005 by each director and by all directors and executive officers as a group are set forth in the following table:

                                                  Shares of     Percentage Of             Shares of               Percentage of
          Name of Director                         Class A         Class A                 Class B                   Class B
        Or Executive Officer                     Common Stock    Common Stock            Common Stock             Common Stock
---------------------------------------          ------------   -------------            ------------             -------------
Steven M. Morse                                      NONE             0%                     250                        (2)

Stephen B. Ashley                                    NONE             0%                   1,896 (1)                    (2)

All Directors and Executive Officers as
a group (2 persons)                                  NONE             0%                   2,146                         0%

(1) Includes 896 shares owned individually and 1,000 shares which may be acquired pursuant to presently exercisable stock options.

(2)   Amount of shares owned does not exceed one-percent of shares outstanding.

            (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note
(2) to Item 12(a) above.

Item 13. Certain Relationships and Related Transactions.

            (a) Related Transactions. Effective May 1, 2004 the Corporation executed a short-term lease with S.B. Ashley Management Corporation for office space and records storage space totaling approximately 100 square feet and 200 square feet, respectively. The total monthly cost to the Corporation commencing May 3, 2004 is approximately $200. Stephen B. Ashley, the sole director of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending April 30, 2005, the Corporation paid $2,500 to S.B. Ashley Management Corporation for rent.

                                     PART IV

Item 14. Principal Accounting Fees and Services

                                                                       Fiscal 2005                          Fiscal 2004
                                                                       -----------                          -----------
Audit Fees                                                               $24,000                              $ 23,500
Audit-Related Fees                                                             0                                     0
Tax Fees                                                                  72,325                               166,958
All Other Fees                                                                 0                                 1,850
                                                                         -------                              --------
              Total                                                      $96,325                              $192,308
                                                                         =======                              ========

The Corporation's previously existing Audit Committee pre-approved all of the fiscal 2004 services and reviewed the fees noted above for non-audit services and believed they were compatible with the independent accountants' independence.

Item 15. Exhibits and Financial Statement Schedules.

         (a)   The following documents are filed as part of this report:

         1.    Financial Statement Schedules:

               All schedules have been omitted because they are either not applicable or not required, or the required information is given in the consolidated financial statements or the notes thereto.

         2.    Exhibits:

               See Exhibit Index at Page 29 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           GENESEE CORPORATION

    July 28, 2005          By:    /s/ Steven M. Morse
----------------------          ------------------------------------------------
        (Date)                    Steven M. Morse, President, Treasurer, and
                                  Secretary

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Stephen B. Ashley           July 28, 2005         Director
--------------------------   -----------------------
     Stephen B. Ashley              (Date)

 /s/ Steven M. Morse             July 28, 2005         President, Treasurer,
--------------------------   -----------------------   and Secretary (Principal
     Steven M. Morse                (Date)             Executive Officer and
                                                       Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                             DOCUMENT                                          PAGE
------                             --------                                          ----
3-1   Certificate of Incorporation (incorporated by reference to Exhibit 3-1 to       --
      the Corporation's report on Form 10-K for the fiscal year ended April 29,
      2000).

3-2   Certificate of Amendment of the Certificate of Incorporation (incorporated      --
      by reference to the Corporation's report on Form 10-Q for the fiscal quarter ended January 27, 2001).

3-3   By-Laws (incorporated by reference to Exhibit 3-2 to the Corporation's          --
      report on Form 10-K for the fiscal year ended April 29, 2000).

10-1  Employment and Stock Appreciation Agreement with S.M. Morse dated as of         --
      December 15, 2000 (incorporated by reference to Exhibit 10-16 to the
      Corporation's report on Form 10-K for the fiscal year ended April 28,
      2001).

10-2  Letter agreement with S.B. Ashley dated January 8, 2001 (incorporated by        --
      reference to Exhibit 10-17 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-3  Indemnification Agreement with Steven M. Morse dated June 27, 2001              --
      (incorporated by reference to Exhibit 10-18 to the Corporation's report on
      Form 10-K for the fiscal year ended April 28, 2001). Substantially identical agreements were executed with all other directors and officers of the Corporation.

10-4  1992 Stock Plan (incorporated by reference to Exhibit 10-1 to the               --
      Corporation's report on Form 10-Q for the fiscal quarter ended October 30,
      1999).

10-5  Stock Bonus Incentive Program under 1992 Stock Plan (incorporated by            --
      reference to Exhibit 10-3 to the Corporation's report on Form 10-K for the fiscal year ended May 2, 1998).

10-6  Agreement of Sublease by and between S.B. Ashley Management Corporation         --
      and the Corporation dated May 18, 2001 (incorporated by reference to
      Exhibit 10-27 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-7  Plan of Liquidation and Dissolution adopted by the Corporation's                --
      shareholders on October 29, 2000 (incorporated by reference to Exhibit
      10-28 to the Corporation's report on Form 10-K for the fiscal year ending
      April 28, 2001).

10-8  Purchase Agreement dated September 21, 2001 by and among Associated             --
      Brands, Inc., Associated Brands Inc. and Genesee Corporation (incorporated by reference to Exhibit 10-1 to the Corporation's report on Form 8-K filed on October 24, 2001). Exhibits and schedules pursuant to the Purchase
      Agreement have not been filed by the registrant, which hereby undertakes to file such exhibits and schedules upon request by the Commission.

NUMBER                             DOCUMENT                                          PAGE
------                             --------                                          ----
10-9  Amendment to Employment Agreement with S.M. Morse (see Exhibit 10-10            --
      above) dated as of May 4, 2003. (incorporated by reference to Exhibit
      10-26 to the Corporation's report on Form 10-K for the fiscal year ended
      May 3, 2003)

10-10 Agreement dated May 25, 2004 between High Falls Brewing Company, LLC and        --
      GBC Liquidating Corp. (incorporated by reference to Exhibit 10-1 to the
      Corporation's report on Form 8-K filed on June 4, 2004)

10-11 Bill of Sale dated May 25, 2004 between GBC Liquidating Corp. and St. Paul      --
      Associates, LLC (incorporated by reference to Exhibit 10-2 to the
      Corporation's report on Form 8-K filed on June 4, 2004)

10-12 General Release dated May 25, 2004 from GBC Liquidating Corp. to High           --
      Falls Brewing Company, LLC (incorporated by reference to Exhibit 10-3 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-13 Letter agreement dated May 25, 2004 between St. Paul Associates, LLC and        --
      High Falls Brewing Company, LLC (incorporated by reference to Exhibit 10-4 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-14 General Release dated May 25, 2004 from High Falls Brewing Company, LLC to      --
      GBC Liquidating Corp. (incorporated by reference to Exhibit 10-5 to the
      Corporation's report on Form 8-K filed on June 4, 2004)

10-15 Note Purchase Agreement dated May 25, 2004 between GBC Liquidating corp.        --
      and St. Paul Associates, LLC (incorporated by reference to Exhibit 10-6 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-16 Amended and Restated Subordinated Promissory Note dated May 25, 2004 from       --
      High Falls Brewing company, LLC to GBC Liquidating Corp. (incorporated by reference to Exhibit 10-7 to the Corporation's report on Form 8-K filed on
      June 4, 2004)

10-17 Buyer's Certificate dated May 25, 2004 from St. Paul Associates, LLC            --
      (incorporated by reference to Exhibit 10-8 to the Corporation's report on
      Form 8-K filed on June 4, 2004)

10-18 Assumption of Intercreditor Agreement dated May 25, 2004 among High Falls       --
      Brewing company, LLC, Manufacturers & Traders Trust Company, Cephas
      Capital Partners, LP and GBC Liquidating Corp. (incorporated by reference to Exhibit 10-9 to the Corporation's report on Form 8-K filed on June 4,
      2004)

10-19 General release dated May 21, 2004 from Manufacturers and Traders Trust         --
      Company to GBC Liquidating Corp. (incorporated by reference to Exhibit
      10-10 to the Corporation's report on Form 8-K filed on June 4, 2004)

10-20 General Release dated May 21, 2004 from Cephas Capital Partners, LP to GBC      --
      Liquidating Corp. (incorporated by reference to Exhibit 10-11 to the
      Corporation's report on Form 8-K filed on June 4, 2004)

10-21 Letter dated May 11, 2004 from Manufacturers and Traders Trust Company to       --
      High Falls Brewing Company, LLC (incorporated by reference to Exhibit
      10-12 to the Corporation's report on Form 8-K filed on June 4, 2004)

NUMBER                             DOCUMENT                                          PAGE
------                             --------                                          ----
10-22 Closing Certificate dated May 24, 2004 from GBC Liquidating Corp.               --
      (incorporated by reference to Exhibit 10-13 to the Corporation's report on
      Form 8-K filed on June 4, 2004)

10-23 Independent Contractor Agreement dated May 3, 2004 between Genesee              --
      Corporation and Steven M. Morse, CPA d/b/a Concorde Accounting and Tax
      Services (incorporated by reference to Exhibit 10-34 to the Corporation's annual report on Form 10-K for the fiscal year ended May 1, 2004)

10-24 NYS Workers Compensation Policy effective June 1, 2005 (incorporated by         --
      reference to Exhibit 10-1 to the Corporation's report on Form 8-K filed on
      July 26, 2005)

14    Genesee Corporation Financial Code of Ethics (incorporated by reference to      --
      Exhibit 14 to the Corporation's report on Form 10-K for the fiscal year ended May 3, 2003)

21    Subsidiaries of the Registrant                                                  33

31.1  Officer Certifications as required by Section 302 of the Sarbanes-Oxley         34
      Act of 2002

31.2  Officer Certifications as required by Section 302 of the Sarbanes-Oxley         35
      Act of 2002

32    Officer Certifications as required by Section 906 of the Sarbanes-Oxley         36
      Act of 2002