Form 10-K/A
period 2005-04-30
GENESEE CORP
filed 2005-08-02
CIK 40934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:               April 30, 2005
                          ------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number: 0-1653
                                                --------

                               GENESEE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEW YORK                                16-0445920
-----------------------------------------                ---------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York               14614
--------------------------------------------------------             ----------
(Address of principal executive offices)                             (Zip code)

Registrant's Telephone Number, including area code:            (585) 454-1250
                                                              ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       x
               -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)         Yes         No   x
                                                        -----      -----

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

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended April 30, 2005 as follows:

PART II, Item 8 is amended by the addition of the independent registered public accounting firm's signature, which was inadvertently omitted in the original filing.


                                     PART II



Item 8. Financial Statements and Supplementary Data

(a) Selected Quarterly Financial Data - Not Applicable

(b) Index to Financial Statements

                                                                         Page
    Report of Independent Registered Public Accounting Firm-
       PricewaterhouseCoopers LLP                                          3
    Statement of Net Assets in Liquidation (Liquidation Basis)
       at April 30, 2005 and May 1, 2004                                   4

    Statement of Changes in Net Assets in Liquidation (Liquidation
       Basis) For the years ended April 30, 2005, May 1, 2004 and\
       May 3, 2003                                                         5

    Note to Consolidated Financial Statements                              6

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York
July 28, 2005

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


           Statement Of Net Assets In Liquidation (Liquidation Basis)
                         April 30, 2005 and May 1, 2004
                 (Dollars in thousands, except per share data)

                                                                                             2005                2004
ASSETS

          Cash and cash equivalents                                                       $    3,043          $    3,731
          Restricted cash                                                                      2,416               3,200
          Notes receivable                                                                         0               1,000
          Estimated net income tax receivable                                                    173                 515
          Other assets                                                                           265                 393
                                                                                          ----------          ----------
                      Total assets                                                        $    5,897          $    8,839
                                                                                          ==========          ==========

LIABILITIES AND NET ASSETS

          Accrued expenses and other liabilities                                          $      458          $      389
          Accrued self-insured workers compensation                                            2,500               1,608
                                                                                          ----------          ----------
                      Total liabilities                                                        2,958               1,997
                                                                                          ----------          ----------

    Net assets in liquidation                                                             $    2,939          $    6,842
                                                                                          ==========          ==========


    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)           1,674,086           1,674,086

    Net assets in liquidation per outstanding share                                       $     1.76          $     4.09
                                                                                          ==========          ==========



See accompanying note to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
        For the Years ended April 30, 2005, May 1, 2004, and May 3, 2003
                             (Dollars in thousands)


                                                                                               2005         2004         2003
                                                                                             ----------------------------------
Net assets in liquidation at May 2, 2004, May 4, 2003, and April 28, 2002, respectively      $  6,842     $  8,377     $ 29,622

Liquidating distributions paid to shareholders                                                 (2,511)           0      (20,089)

High Falls subordinated note receivable:

              Interest income                                                                       0          268          510

              Change in fair value                                                                  0       (1,800)      (1,200)

Interest (expense) income, net                                                                     91          (89)         734

Changes in estimated liquidation values of assets and liabilities                              (1,483)          86       (1,200)
                                                                                             ----------------------------------

Net assets in liquidation at April 30, 2005, May 1, 2004, and May 3, 2003, respectively      $  2,939     $  6,842     $  8,377
                                                                                             ==================================


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

                                                    2005            2004
                                                    ----            ----

         Estimated net Income tax receivable       $ 173            $ 515
                                                   -----            -----

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

         Fiscal Year Ended April 30, 2005


                      May 1, 2004    Fiscal 2005     Fiscal 2005   April 30, 2005
Category                Balance      Expenditures    Adjustments      Balance
--------              -----------    ------------    -----------   --------------
Office expenses,
including rent         $   8,000      $ (16,000)      $  25,000      $  17,000
Insurance expense         24,000        (63,000)         65,000         26,000
Professional fees        275,000       (387,000)        450,000        338,000
Other                     82,000        (10,000)          5,000         77,000
                       ---------      ---------       ---------      ---------

Totals                 $ 389,000      $(476,000)      $ 545,000      $ 458,000
                       =========      =========       =========      =========

         Net adjustments of $100,000, $150,000, and $295,000 were recorded during the first, third, and fourth quarter, respectively, primarily related to anticipated general legal costs, legal costs related to resolution of the Corporation's workers compensation obligations, and accounting and tax costs associated with winding up of the Corporation.


         Fiscal Year Ended May 1, 2004


                       May 3, 2003      Fiscal 2004       Fiscal 2004       May 1, 2004
Category                 Balance        Expenditures      Adjustments         Balance
--------               -----------      ------------      -----------       -----------
Compensation           $   525,000      $  (526,000)      $     1,000       $         0
Office expenses,
including rent              54,000          (47,000)            1,000             8,000
Insurance expense          200,000         (293,000)          117,000            24,000
Professional fees          205,000         (431,000)          501,000           275,000
Other                      415,000         (123,000)         (210,000)           82,000
                       -----------      -----------       -----------       -----------
Totals                 $ 1,399,000      $(1,420,000)      $   410,000       $   389,000
                       ===========      ===========       ===========       ===========

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

                                                 AMOUNT              AMOUNT
                  DATE PAID                    DISTRIBUTED          PER SHARE
                  ----------                   -----------          ---------
                March 1, 2001                  $12,557,000            $ 7.50
                November 1, 2001                21,763,000             13.00
                May 17, 2002                     8,370,000              5.00
                August 26, 2002                  8,370,000              5.00
                October 11, 2002                 5,023,000              3.00
                March 17, 2003                   4,185,000              2.50
                April 28, 2003                   2,511,000              1.50
                June 18, 2004                    2,511,000              1.50
                                               -----------            ------
                           TOTAL               $65,290,000            $39.00
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

                                        GENESEE CORPORATION


     August 1, 2005                     By: /s/ Steven M. Morse
------------------------                    ----------------------------
        (Date)                              Steven M. Morse, President,
                                            Treasurer, and Secretary





-------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Steven M. Morse         August 1, 2005          President, Treasurer,
----------------------     ------------------        and Secretary (Principal
   Steven M. Morse              (Date)               Executive Officer and
                                                     Principal Financial and
                                                     Accounting Officer)