Form 10-Q
period 2005-07-30
GENESEE CORP
filed 2005-09-09
CIK 40934

                                                    Index to Exhibits at page 13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

            STATE OF NEW YORK                            16-0445920
        (State of Incorporation)            (I.R.S. Employer Identification No.)

  600 Powers Bldg., 16 W. Main Street,
           Rochester, New York                              14614
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (585) 454-1250

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of September 9, 2005:

Class                  Shares Outstanding
-----                  ------------------
Class A Common Stock          209,885
Class B Common Stock        1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        July 30, 2005 and April 30, 2005
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  July 30, 2005   April 30, 2005
                                                  -------------   --------------
ASSETS
   Cash and cash equivalents                        $    3,339      $    3,043
   Restricted cash                                           0           2,416
   Estimated net income tax receivable                       0             173
   Other assets                                            245             265
                                                    ----------      ----------
      Total assets                                  $    3,584      $    5,897
                                                    ==========      ==========

LIABILITIES AND NET ASSETS
   Accrued expenses and other liabilities           $      387      $      458
   Estimated net income tax payable                        230               0
   Accrued self-insured workers compensation                 4           2,500
                                                    ----------      ----------
      Total liabilities                                    621           2,958
                                                    ----------      ----------
Net assets in liquidation                           $    2,963      $    2,939
                                                    ==========      ==========
Number of common shares outstanding
   (Class A - 209,885; Class B - 1,464,201)          1,674,086       1,674,086

Net assets in liquidation per outstanding share     $     1.77      $     1.76
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
          For the Thirteen Weeks Ended July 30, 2005 and July 31, 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              2005      2004
                                                                             ------   -------
Net assets in liquidation at April 30, 2005 and May 1, 2004, respectively    $2,939   $ 6,842
Liquidating distribution paid to shareholders                                     0    (2,511)
Interest income, net                                                             46        16
Changes in estimated liquidation values of assets and liabilities               (22)     (100)
                                                                             ------   -------
Net assets in liquidation at July 30, 2005 and July 31, 2004, respectively   $2,963   $ 4,247
                                                                             ======   =======

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

           On May 24, 2004, the Corporation sold the remaining High Falls debt for $1.0 million (see Note B to the accompanying consolidated financial statements.) With the closing of this transaction, the Corporation completed the liquidation phase of its plan of liquidation and dissolution.

           On July 21, 2005, the Corporation purchased a New York workers compensation insurance policy from a New York State approved insurance carrier for $2.36 million. With the purchase of this policy, the Corporation was relieved of its self-insured workers compensation status and related obligations. See Note B to the accompanying consolidated financial statements.

NOTE (B)   Liquidation Basis of Accounting

           The Corporation's financial statements are prepared using the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

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

           General assumptions used and asset and liability values under the Liquidation Basis of Accounting

           Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of July 30, 2005.

           Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At July 30, 2005, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $837,000, or approximately $0.50 per outstanding share at July 30, 2005; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

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

           Certain amounts included in the estimated income tax payable are subject to audit by both state and federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. The Corporation requested, and has settled, accelerated audits from both state and federal taxing authorities for the tax years ending through April 27, 2002.

           As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed and reviewed by the taxing authorities. As mentioned above, the Corporation has been audited by the New York State and federal taxing authorities through the fiscal years ended April 27, 2002. To the extent that the Corporation is audited for other years by federal and/or state taxing authorities, such an audit or audits could result in an increase or decrease in the Corporation's income tax receivable or create a net income tax payable.

           The estimated income tax payable recorded on the accompanying Statement of Net Assets in Liquidation as of July 30, 2005 is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available. In addition, the Corporation recently filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been included in the estimated net income tax receivable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

           The Corporation may incur additional professional fees as a result of any additional income tax audits.

           Other assets - Valued based on management estimates. At July 30, 2005 the $245,000 balance is primarily comprised of prepaid insurance, a $100,000 deposit with the Corporation's third party administrator for its self-insured workers compensation claims that is expected to be returned to the Corporation in the near future, and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B)  Liquidation Basis of Accounting (continued)

          Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination which management has estimated to be approximately the middle of calendar 2006. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

          The table below details these costs by category as of April 30, 2005 and July 30, 2005 and the expenditures and management adjustments that occurred during the first quarters of fiscal 2006.

                                     Three Months Ended   Three Months Ended
                    April 30, 2005      July 30, 2005        July 30, 2005     July 30, 2005
Category                Balance         Expenditures          Adjustments         Balance
--------            --------------   ------------------   ------------------   -------------
Office expenses,
   Including rent      $ 17,000           $ (3,000)             $     0           $ 14,000

Insurance expense        26,000            (15,000)                   0             11,000

Professional fees       338,000            (65,000)              14,000            287,000

Other                    77,000             (2,000)                   0             75,000

Totals                 $458,000           $(85,000)             $14,000           $387,000

          The $14,000 adjustment for professional fees included in the table above is a result of the settlement of a state tax matter with the Corporation's previously wholly-owned subsidiary Ontario Foods, Incorporated.

          Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. The accrued self-insured workers compensation liability of $2,500,000 at April 30, 2005 represented the amount paid, $2,360,000, to a New York state approved workers compensation insurance carrier on July 21, 2005 for a New York workers compensation insurance policy which is effective June 1, 2005, $50,000 for New York State assessments paid to the New York State Workers Compensation Board on July 21st, $50,000 of claim payments and NYS assessments paid prior to July 21, 2005, plus $40,000 for anticipated net adjustments due to the insurance carrier. With the purchase of this policy, the Corporation has been relieved of its New York self-insured workers compensation status, the related financial obligations to claimants, and the statutorily required financial assurance for those obligations, as well as any future assessments. The purchase of the policy was funded by release to the Corporation of the $2,416,000 in restricted cash which had secured the Corporation's letter of credit that was posted to satisfy the workers compensation financial assurance requirement.

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

NOTE (C)  Financial Statement Presentation

          Liquidation Basis Financial Statements

          The Corporation's Statement of Net Assets in Liquidation as of July 30, 2005 and Statement of Changes in Net Assets in Liquidation for the thirteen week period ended July 30, 2005 and July 31, 2004 presented herein are unaudited. The April 30, 2005 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

          Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

          The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission (the "SEC") guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended April 30, 2005. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements to conform to the current year presentation.

NOTE (D)  Class B Common Stock De-listing and Closing of Stock Books

          At the close of business on December 31, 2003 the Corporation's Class B Common Stock was de-listed from the NASDAQ National Market and the Corporation's stock books for its Class A and Class B Common Stock were closed. The Corporation expects to file a certificate of dissolution with the New York State Department of State within the next year.

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

          LIQUIDITY AND CAPITAL RESOURCES - JULY 30, 2005

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
                   ===========     ======

          Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay additional liquidating distributions in the course of winding up its affairs. Management has estimated the remaining length of time that will be required to wind-up the Corporation's affairs is approximately one year and has estimated the costs required to total $387,000 and this amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          LIQUIDITY AND CAPITAL RESOURCES - JULY 30, 2005 (continued)

          The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 3.1% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. This reserve was at $1.6 million, or approximately $1.00 per share, at April 30, 2005 and after the extinguishment of its workers compensation obligation on July 21, 2005, the Corporation's Board of Directors reduced this reserve to $837,000, or approximately $0.50 per share. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. See further explanation of this July 21st transaction below and in Note 1 to the accompanying consolidated financial statements.

          Restricted cash represents cash that the Corporation was temporarily unable to access. At April 30, 2005, restricted cash in the amount of $2.4 million was being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect until the extinguishment of its workers compensation obligation on July 21, 2005. See further explanation of this July 21st transaction below and in Note B to the accompanying consolidated financial statements.

          During the first quarter of fiscal 2006, the Corporation received $403,000 in income tax refunds from the federal taxing authority. As a result, the estimated net income tax receivable in the amount of $173,000 at April 30, 2005 became an estimated net income tax payable in the amount of $230,000 at July 30, 2005.

          The accrued expenses and other liabilities line item decreased during the first quarter of fiscal 2006 due to cash expenditures of approximately $85,000 and an adjustment in the amount of $14,000 (See Note B to the accompanying consolidated financial statements).

          All but $4,000 of the Corporation's accrued self-insured workers compensation liability was satisfied during the first quarter of fiscal 2006 as described in Note B to the accompanying consolidated financial statements.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Forward-Looking Statements

          This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in the Notes to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the tax returns filed by the Corporation that report the sale of its brewing, foods and equipment leasing businesses and other assets resulting in additional taxes being assessed against the Corporation; the risk that income, sales, use and other tax returns filed by the Corporation prior to the divestiture of its brewing, foods and equipment leasing businesses might be audited by federal, state or local taxing authorities resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, and the winding up and dissolution of the Corporation.

Item 4. Controls and Procedures

          The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of July 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of July 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

          There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits - See Exhibit Index at Page 13 of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENESEE CORPORATION


Date: September 9, 2005                 /s/ Steven M. Morse
                                        ----------------------------------------
                                        Steven M. Morse
                                        President, Treasurer, and Secretary

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
 Number                                           Exhibit                                          Page No.
-------                                           -------                                          --------
31.1      Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.         14

31.2      Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.         15

32        Officers' Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.      16