Form 10-Q
period 2005-10-29
GENESEE CORP
filed 2005-12-12
CIK 40934

                                                   Index to Exhibits at page 13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended October 29, 2005
                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

                         Commission File Number 0 - 1653
                                                --------

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

STATE OF NEW YORK                                         16-0445920
--------------------                                      ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York               14614
----------------------------------------------------------             -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code    (585) 454-1250
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

         Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of December 12, 2005:

         Class                                      Shares Outstanding
         -----                                      ------------------
         Class A Common Stock                              209,885
         Class B Common Stock                            1,464,201

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                       October 29, 2005 and April 30, 2005
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                        October 29, 2005        April 30, 2005
                                                                                        ----------------        --------------
ASSETS

           Cash and cash equivalents                                                        $    3,359            $    3,043
           Restricted cash                                                                           0                 2,416
           Estimated net income tax receivable                                                       0                   173
           Other assets                                                                            128                   265
                                                                                            ----------            ----------
                       Total assets                                                         $    3,487            $    5,897
                                                                                            ==========            ==========

LIABILITIES AND NET ASSETS

           Accrued expenses and other liabilities                                           $      298            $      458
           Estimated net income tax payable                                                        202                     0
           Accrued self-insured workers compensation                                                 0                 2,500
                                                                                            ----------            ----------
                       Total liabilities                                                           500                 2,958
                                                                                            ----------            ----------

    Net assets in liquidation                                                               $    2,987            $    2,939
                                                                                            ==========            ==========


    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)             1,674,086             1,674,086

    Net assets in liquidation per outstanding share                                         $     1.78            $     1.76
                                                                                            ==========            ==========



           See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
      For the Twenty-six Weeks Ended October 29, 2005 and October 30, 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             2005                2004
                                                                                            -------             -------

Net assets in liquidation at April 30, 2005 and May 1, 2004, respectively                   $ 2,939             $ 6,842

Liquidating distribution paid to shareholders                                                     0              (2,511)

Interest income, net                                                                             46                  16

Changes in estimated liquidation values of assets and liabilities                               (36)               (100)
                                                                                            -------             -------

Net assets in liquidation at July 30, 2005 and July 31, 2004, respectively                    2,949               4,247

Interest income, net                                                                             30                  24

Changes in estimated liquidation values of assets and liabilities                                 8                  (2)
                                                                                            -------             -------

Net assets in liquidation at October 29, 2005 and October 30, 2004, respectively            $ 2,987             $ 4,269
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

         In December 2000 the Corporation sold its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million, of which it eventually received $24.2 million.

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

         On May 24, 2004, the Corporation sold the remaining High Falls debt for $1.0 million.

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


         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of October 29, 2005.

         Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At October 29, 2005, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $837,000, or approximately $0.50 per outstanding share at October 29, 2005; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

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

         Certain amounts included in the estimated income tax payable are subject to audit by both state and federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. The Corporation requested, and has settled, accelerated audits from both state and federal taxing authorities for the tax years ending through April 28, 2001 and April 27, 2002, respectively.

         As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed and reviewed by the taxing authorities. As mentioned above, the Corporation has been audited by the New York State and federal taxing authorities through the fiscal years ended April 28, 2001 and April 27, 2002, respectively. To the extent that the Corporation is audited for other years by federal and/or state taxing authorities, such an audit or audits could result in an increase or decrease in the Corporation's income tax receivable or create a net income tax payable.

         The estimated income tax payable recorded on the accompanying Statement of Net Assets in Liquidation as of October 29, 2005 is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available. In addition, the Corporation recently filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been offset against the estimated net income tax payable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

         The Corporation may incur additional professional fees as a result of any additional income tax audits.

         Other assets - Valued based on management estimates. At October 29, 2005 the $128,000 balance is primarily comprised of prepaid insurance and a note receivable.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

         Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination which management has estimated to occur in the last half of calendar 2006. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the number of employees, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

         The table below details these costs by category as of April 30, 2005 and October 29, 2005 and the expenditures and management adjustments that occurred during the first half of fiscal 2006.

     ------------------------------------------------------------------------------------------------------------
                                                       Six Months Ended    Six Months Ended
     Category                  April 30, 2005          October 29, 2005    October 29, 2005        October 29,
                                  Balance                Expenditures         Adjustments          2005 Balance
     ------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------
     Office expenses,
     Including rent              $ 17,000                $  (4,000)            $     0               $ 13,000

     ------------------------------------------------------------------------------------------------------------
     Insurance expense             26,000                   (3,000)                  0                 23,000

     ------------------------------------------------------------------------------------------------------------
     Professional fees            338,000                 (155,000)             14,000                197,000
     ------------------------------------------------------------------------------------------------------------
     Other                         77,000                  (12,000)                  0                 65,000
     ------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------
     Totals                      $458,000                $(174,000)            $14,000               $298,000
     ------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------

         The $14,000 first quarter adjustment for professional fees included in the table above is a result of the settlement of a tax issue related to the Corporation's previously wholly-owned subsidiary Ontario Foods, Incorporated.

         Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. The accrued self-insured workers compensation liability of $2,500,000 at April 30, 2005 represented the amount paid, $2,360,000, to a New York State approved workers compensation insurance carrier on July 21, 2005 for a New York workers compensation insurance policy which is effective June 1, 2005, $50,000 for New York State assessments paid to the New York State Workers Compensation Board on July 21, 2005, $50,000 of claim payments and NYS assessments paid prior to July 21, 2005, plus $40,000 for anticipated net adjustments due to the insurance carrier. With the purchase of this policy, the Corporation was relieved of its New York self-insured workers compensation status, the related financial obligations to claimants, and the statutorily required financial assurance for those obligations, as well as any future assessments. The purchase of the policy was funded by release to the Corporation of the $2,416,000 in restricted cash that had secured the Corporation's letter of credit posted to satisfy the workers compensation financial assurance requirement. Accordingly, the balance of this liability at October 29, 2005 is $0.

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

NOTE (C) Financial Statement Presentation

         Liquidation Basis Financial Statements

         The Corporation's Statement of Net Assets in Liquidation as of October 29, 2005 and Statement of Changes in Net Assets in Liquidation for the twenty-six week period ended October 29, 2005 and October 30, 2004 presented herein are unaudited. The April 30, 2005 Statement of Net Assets has been audited. In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

         Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

         The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission (the "SEC") guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended April 30, 2005. It is the Corporation's policy to reclassify certain amounts in the prior year consolidated financial statements and interim financial information to conform to the current year presentation.

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

         LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 29, 2005

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
                                             ===========            ======

         Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay a final liquidating distribution in the course of winding up its affairs. Management has estimated that the Corporation expects to wind up its affairs during the second half of calendar 2006 and has estimated the costs required to total $298,000 and this amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 29, 2005 (continued)


         The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 3.3% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. This reserve was at $1.6 million, or approximately $1.00 per share, at April 30, 2005 and after the extinguishment of its workers compensation obligation on July 21, 2005, the Corporation's Board of Directors reduced this reserve to $837,000, or approximately $0.50 per share. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. See further explanation of the July 21, 2005 transaction below and in Note B to the accompanying consolidated financial statements.

         Restricted cash represents cash that the Corporation was temporarily unable to access. At April 30, 2005, restricted cash in the amount of $2.4 million was being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect until the extinguishment of its workers compensation obligation on July 21, 2005. See further explanation of this July 21, 2005 transaction in Note B to the accompanying consolidated financial statements. Accordingly, the restricted cash balance at October 29, 2005 is $0.

         During the first quarter of fiscal 2006, the Corporation received $403,000 in income tax refunds from the Internal Revenue Service. As a result, the estimated net income tax receivable in the amount of $173,000 at April 30, 2005 became an estimated net income tax payable in the amount of $230,000. This balance was decreased by $28,000 during the second quarter of fiscal 2006 to reflect an updated estimate of the amount available for a federal income tax carryback claim.

         The accrued expenses and other liabilities line item decreased during the first half of fiscal 2006 due to cash expenditures of approximately $174,000 and an adjustment in the amount of $14,000 (See Note B to the accompanying consolidated financial statements).

         The Corporation's accrued self-insured workers compensation liability has been completely satisfied as of October 29, 2005. See Note B to the accompanying consolidated financial statements.

         See also Note D to the accompanying consolidated financial statements, which is incorporated herein by reference thereto.

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


Item 4. Controls and Procedures

         The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of October 29, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of October 29, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

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


                                             GENESEE CORPORATION


Date:   December 12, 2005                    /s/ Steven M. Morse
        ------------------                   --------------------------
                                             Steven M. Morse
                                             President, Treasurer, and Secretary

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number                        Exhibit                                   Page No.
-------   -------------------------------------------------------       --------

31.1      Officer Certification as required by Section 302 of the
          Sarbanes-Oxley Act of 2002.                                      14

31.2      Officer Certification as required by Section 302 of the
          Sarbanes-Oxley Act of 2002.                                      15

32        Officers' Certifications as required by Section 906 of the
          Sarbanes-Oxley Act of 2002.                                      16