Form 10-Q
period 2006-01-28
GENESEE CORP
filed 2006-03-14
CIK 40934

                                                    Index to Exhibits at page 13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)

            STATE OF NEW YORK                                     16-0445920
        (State of Incorporation)                               (I.R.S. Employer
                                                             Identification No.)

            600 Powers Bldg.,                                       14614
           16 W. Main Street,                                     (Zip Code)
           Rochester, New York
(Address of principal executive offices)

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                       Janaury 28, 2006 and April 30, 2005
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  Janaury 28, 2006   April 30, 2005
                                                  ----------------   --------------
ASSETS
      Cash and cash equivalents                      $    3,291        $    3,043
      Restricted cash                                         0             2,416
      Estimated net income tax receivable                     0               173
      Other assets                                          111               265
                                                     ----------        ----------
         Total assets                                $    3,402        $    5,897
                                                     ==========        ==========

LIABILITIES AND NET ASSETS
      Accrued expenses and other liabilities         $      290        $      458
      Estimated net income tax payable                      210                 0
      Accrued self-insured workers compensation               0             2,500
                                                     ----------        ----------
         Total liabilities                                  500             2,958
                                                     ----------        ----------
   Net assets in liquidation                         $    2,902        $    2,939
                                                     ==========        ==========
   Number of common shares outstanding
      (Class A - 209,885; Class B - 1,464,201)        1,674,086         1,674,086

   Net assets in liquidation per outstanding
      share                                          $     1.73        $     1.76
                                                     ==========        ==========

See accompanying notes to consolidated financial statements.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
      For the Thirty-Nine Weeks Ended Janaury 28, 2006 and Janaury 29, 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    2006      2005
                                                                                   ------   -------
Net assets in liquidation at April 30, 2005 and May 1, 2004, respectively          $2,939   $ 6,842
Liquidating distribution paid to shareholders                                           0    (2,511)
Interest income, net                                                                   46        16
Changes in estimated liquidation values of assets and liabilities                     (36)     (100)
                                                                                   ------   -------
Net assets in liquidation at July 30, 2005 and July 31, 2004, respectively          2,949     4,247
Interest income, net                                                                   30        24
Changes in estimated liquidation values of assets and liabilities                       8        (2)
                                                                                   ------   -------
Net assets in liquidation at October 29, 2005 and October 30, 2004, respectively    2,987     4,269
Interest income, net                                                                   32        23
Changes in estimated liquidation values of assets and liabilities                    (117)     (650)
                                                                                   ------   -------
Net assets in liquidation at January 28, 2006 and January 29, 2005, respectively   $2,902   $ 3,642
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

     On May 24, 2004, the Corporation sold the remaining High Falls debt for $1.0 million.

     On July 21, 2005, the Corporation purchased a New York workers compensation insurance policy from a New York State approved insurance carrier for $2.36 million. With the purchase of this policy, the Corporation was relieved of its self-insured workers compensation status and related obligations. See Note B.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

     The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In particular, the estimates of the Corporation's costs will vary with the length of time it operates and the results of audits being conducted by various taxing authorities. In addition, the estimate of net assets in liquidation per share presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") in the accompanying Statement of Net Assets in Liquidation generally does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those assets is distributed to shareholders. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the estimate of net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Corporation's common stock has traded or is expected to trade in the future.

     General assumptions used and asset and liability values under the Liquidation Basis of Accounting

     Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of January 28, 2006.

     Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 28, 2006, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $837,000, or approximately $0.50 per outstanding share at January 28, 2006; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

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

     Certain amounts included in the estimated income tax payable are subject to audit by both state and federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. The Corporation has settled audits from both state and federal taxing authorities through the fiscal tax year ended April 27, 2002.

     As tax returns are filed utilizing management's interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed and reviewed by the taxing authorities. As mentioned above, the Corporation has been audited by the New York State and federal taxing authorities through the fiscal year ended April 27, 2002. To the extent that the Corporation is audited for other years by federal and/or state taxing authorities, such an audit or audits could result in an increase or decrease in the Corporation's income tax payable or create a net income tax receivable.

     During the third quarter of fiscal 2006 the New York State Department of Taxation and Finance audited the New York State income tax returns of the Corporation for the fiscal years ended May 3, 2003 and May 1, 2004. The results of this audit have not yet been finalized. The Corporation believes no change to the estimated income tax payable is warranted at this time. Any change to that payable, if required, will be made in the quarter in which the New York State audit is finalized.

     During the third quarter of fiscal 2006 the Corporation received an expected $14,000 state tax refund and paid a $6,000 Texas tax liability. As a result, the Corporation's estimated net income tax payable was increased by $8,000 to $210,000 at January 28, 2006. This had no impact on Net Assets in Liquidation.

     The estimated income tax payable recorded on the accompanying Statement of Net Assets in Liquidation as of January 28, 2006 is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available. In addition, the Corporation filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been offset against the estimated net income tax payable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

     The Corporation may incur additional professional fees as a result of any additional income tax audits.

     Other assets - Valued based on management estimates. At January 28, 2006 the $111,000 balance is comprised of prepaid insurance and a note receivable.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

     Accrued compensation, accrued expenses, and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represents the estimated cash costs of operating the Corporation through its expected termination which management has estimated to occur by the end of calendar 2006. These costs, which include personnel, facilities, professional fees, and other related costs, are estimated based on various assumptions regarding staffing expenses, the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

     The table below details these costs by category as of April 30, 2005 and January 28, 2006 and the expenditures and management adjustments that occurred during the first three quarters of fiscal 2006.

                                     Nine Months Ended   Nine Months Ended
                    April 30, 2005    January 28, 2006    January 28, 2006    January 28,
Category                Balance         Expenditures        Adjustments      2006 Balance
--------            --------------   -----------------   -----------------   ------------
Office expenses,
   Including rent      $ 17,000          $  (6,000)           $      0         $ 11,000
Insurance expense        26,000             (3,000)                  0           23,000
Professional fees       338,000           (260,000)            114,000          192,000
Other                    77,000            (13,000)                  0           64,000
                       --------          ---------            --------         --------
Totals                 $458,000          $(282,000)           $114,000         $290,000
                       ========          =========            ========         ========

     The $114,000 adjustment for professional fees included in the table above is a result of additional legal and tax advisory fees that will be necessary to successfully wind-up the Corporation's business affairs by the end of calendar 2006 and the settlement of a tax claim related to the Corporation's sale of its Ontario Foods, Incorporated subsidiary.

     Accrued self-insured workers compensation - The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. The accrued self-insured workers compensation liability of $2,500,000 at April 30, 2005 represented the amount paid, $2,360,000, to a New York State approved workers compensation insurance carrier on July 21, 2005 for a New York workers compensation insurance policy which is effective June 1, 2005, $50,000 for New York State assessments paid to the New York State Workers Compensation Board on July 21, 2005, $50,000 of claim payments and NYS assessments paid prior to July 21, 2005, plus $40,000 for anticipated net adjustments due to the insurance carrier. With the purchase of this policy, the Corporation was relieved of its New York self-insured workers compensation status, the related financial obligations to claimants, and the statutorily required financial assurance for those obligations, as well as any future assessments. The purchase of the policy was funded by release to the Corporation of the $2,416,000 in restricted cash that had secured the Corporation's letter of credit posted to satisfy the workers compensation financial assurance requirement. Accordingly, the balance of this liability at January 28, 2006 is $0.

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

NOTE (C) Financial Statement Presentation

     Liquidation Basis Financial Statements

     The Corporation's Statement of Net Assets in Liquidation as of January 28, 2006 and Statement of Changes in Net Assets in Liquidation for the thirty-nine week period ended January 28, 2006 and January 29, 2005 presented herein are unaudited. The April 30, 2005 Statement of Net Assets has been audited. In the opinion of management, these interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. The Corporation operates under the liquidation basis of accounting which is described in detail in Notes B and C to the accompanying consolidated financial statements. In all periods presented, the Corporation had no operations; therefore, there is no discussion of operations. See also Note D to the accompanying consolidated financial statements presented in this report that are incorporated herein by reference thereto.

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     LIQUIDITY AND CAPITAL RESOURCES - JANUARY 28, 2006

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
                   ===========     ======

     Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay a final liquidating distribution in the course of winding up its affairs. Management has estimated that the Corporation expects to wind up its affairs by the end of calendar 2006 and has estimated the costs required to total $290,000. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

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

                               GENESEE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     LIQUIDITY AND CAPITAL RESOURCES - JANUARY 28, 2006 (continued)

     The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 4.2% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. This reserve was at $1.6 million, or approximately $1.00 per share, at April 30, 2005 and after the extinguishment of its workers compensation obligation on July 21, 2005, the Corporation's Board of Directors reduced this reserve to $837,000, or approximately $0.50 per share. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation. See further explanation of the July 21, 2005 transaction below and in Note B to the accompanying consolidated financial statements.

     Restricted cash represents cash that the Corporation was temporarily unable to access. At April 30, 2005, restricted cash in the amount of $2.4 million was being held in a money-market account with a commercial bank as collateral required for a standby letter of credit issued by the bank to provide statutorily required financial assurance for the Corporation's self-insured workers compensation liability. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect until the extinguishment of its workers compensation obligation on July 21, 2005. See further explanation of this July 21, 2005 transaction in Note B to the accompanying consolidated financial statements. Accordingly, the restricted cash balance at January 28, 2006 is $0.

     During the first quarter of fiscal 2006, the Corporation received $403,000 in income tax refunds from the Internal Revenue Service. As a result, the estimated net income tax receivable in the amount of $173,000 at April 30, 2005 became an estimated net income tax payable in the amount of $230,000. This balance was decreased by $28,000 during the second quarter of fiscal 2006 to reflect an updated estimate of the amount available for a federal income tax carryback claim. During the third quarter the Corporation received an expected $14,000 state tax refund and paid a $6,000 Texas tax liability. As a result, the Corporation's estimated net income tax liability is $210,000 at January 28, 2006.

     The accrued expenses and other liabilities line item decreased during the first three quarters of fiscal 2006 due to cash expenditures of approximately $282,000 and an adjustment in the amount of $114,000. The $114,000 adjustment is primarily related to additional legal and tax advisory fees that will be necessary to successfully wind-up the Corporation's business affairs by the end of calendar 2006. (See Note B to the accompanying consolidated financial statements).

     The Corporation's accrued self-insured workers compensation liability has been completely satisfied. See Note B to the accompanying consolidated financial statements.

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

Item 4. Controls and Procedures

     The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of January 28, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of January 28, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

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

                                        GENESEE CORPORATION


Date: March 13, 2006                    /s/ Steven M. Morse
                                        ----------------------------------------
                                        Steven M. Morse
                                        President, Treasurer, and Secretary

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