Form 10-K
period 2006-04-29
GENESEE CORP
filed 2006-07-26
CIK 40934

                                                               Index to Exhibits
                                                                      at Page 24

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: April 29, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number: 0-1653

                               GENESEE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                      16-0445920
     -------------------------------                      ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York            14614
--------------------------------------------------------          ----------
(Address of principal executive offices)                          (Zip code)

Registrant's Telephone Number, including area code: (585) 454-1250

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g)         Class B Common Stock,
of the Act:                                             par value $.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.              YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)             YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)                        YES [ ] NO [X]

The aggregate market value of voting and non-voting common stock (Class A and Class B, respectively) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on October 28, 2005, the last business day of the fiscal 2006 second quarter, was $2,276,045.

The number of shares outstanding of each of the registrant's classes of common stock as of July 10, 2006 was:

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

In October 2000, Corporation shareholders approved a plan to divest all of the Corporation's operations and then liquidate and dissolve the Corporation (the "Plan of Liquidation and Dissolution.") Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions. The following are the significant transactions that have occurred since the Corporation's shareholders approved the Plan of Liquidation and
Dissolution:

      - In December 2000 the Corporation sold its brewing business to High Falls Brewing Company, LLC ("High Falls") for $27.2 million of which it eventually received $24.2 million.

      - In December 2000 the Corporation sold a significant portion of its equipment lease portfolio and received $12.8 million in proceeds.

      - In October 2001 the Corporation sold its Foods Division to Associated Brands, Inc. for $24.4 million.

      - On May 31, 2002, the Corporation sold its ten-percent interest in an office building located in Rochester, New York and a related note receivable from the building owner for $2.4 million in cash.

      - On September 16, 2002, the Corporation sold its 50% interests in a 408-unit apartment complex located in Syracuse, New York and a 150-unit apartment complex located in Rochester, New York for a combined sales price of $4.5 million.

      - On May 24, 2004, the Corporation sold the remaining High Falls debt for $1.0 million.

      - On July 21, 2005, the Corporation purchased a New York workers compensation insurance policy from a New York State approved insurance carrier for $2.36 million. With the purchase of this policy, the Corporation was relieved of its self-insured workers compensation status and related obligation. See Note 1 to the accompanying financial statements.

With the sale of the Foods Division, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

Under the Plan of Liquidation and Dissolution, the Corporation has paid to Class A and Class B shareholders eight liquidating distributions totaling $65.3 million, or $39.00 per share as of April 29, 2006.

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

Employees. As of April 29, 2006, the Corporation had no employees.

Item 1A. Risk Factors

The Corporation has only one director and one officer and the loss of either of their services could have a material adverse effect on the Corporation. There are risks associated with the estimates of the net assets of the Corporation in liquidation, the amount and timing of the payment of additional liquidating distributions and the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in the Notes to the accompanying consolidated financial statements that accompany this report are incorporated herein by reference. The Corporation is subject to a number of other significant risks. These include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the income, sales, use and/or other tax returns filed by the Corporation resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses and contingent liabilities associated with the winding up and dissolution of the Corporation.

Item 1B. Unresolved Staff Comments

      None

Item 2. Properties

      None

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended April 29, 2006.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's Class B Common Stock traded on the NASDAQ National Market tier of the NASDAQ National Stock Market (the "Nasdaq NMS") under the symbol GENBB through December 31, 2003 at which time it was delisted from the Nasdaq NMS. There is no established public trading market for the Corporation's Class A or Class B stock; however, shares of both classes trade occasionally on the OTC Bulletin Board. As of July 10, 2006, the numbers of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 82 and 789, respectively. Effective December 31, 2003, the Corporation's Class B Common Stock ceased trading on the NASDAQ NMS. On June 18, 2004 the Corporation paid a liquidating distribution of $1.50 per share to both Class A and Class B Common Stock shareholders. No dividend or liquidating distribution was paid during fiscal 2006.

Item 6. Selected Financial Data

The selected historical financial data included in the table below as of April 29, 2006, April 30, 2005, May 1, 2004, May 3, 2003, April 27, 2002, and the
twenty two weeks ended September 29, 2001 is derived from the financial statements of the Corporation and should be read in conjunction herewith. As further described in Note 1 to the accompanying financial statements, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Therefore, information in the April 29, 2006, April 30, 2005, May 1, 2004, May 3, 2003, and April 27, 2002 columns below follow this basis of accounting.

                                                    April 29,    April 30,      May 1,       May 3,     April 27,    Sept. 29,
                                                      2006         2005          2004         2003        2002         2001
                                                    ---------    ---------     -------      -------     ---------    ---------
Net Revenues From Continuing Operations                 N/A          N/A          N/A           N/A          N/A      $     0
Net Earnings From Continuing Operations                 N/A          N/A          N/A           N/A          N/A          142
Net Loss From Discontinued Operations                   N/A          N/A          N/A           N/A          N/A      (22,473)
Total Assets                                         $3,518      $ 5,897       $8,839       $15,935      $41,860          N/A
Total Long Term Debt                                    N/A          N/A          N/A           N/A          N/A          N/A
Net Assets in Liquidation                             3,088        2,939        6,842         8,377       29,622       59,086
Basic Earnings Per Share From
Continuing Operations                                   N/A          N/A          N/A           N/A          N/A          .08
Basic Loss Per Share From
  Discontinued Operations                               N/A          N/A          N/A           N/A          N/A       (13.43)
Diluted Earnings Per Share From
  Continuing Operations                                 N/A          N/A          N/A           N/A          N/A          .08
Diluted Loss Per Share From
  Discontinued Operations                               N/A          N/A          N/A           N/A          N/A       (13.43)
Liquidating Distributions Per Share                    0.00         1.50         0.00         17.00        13.00         0.00

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review should be read in conjunction with the accompanying financial statements. Effective September 29, 2001 the Corporation adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES  - APRIL 29, 2006

Liquidating distributions have been paid to Class A and Class B shareholders under the Corporation's Plan of Liquidation and Dissolution as follows:

                     AMOUNT        AMOUNT
  DATE PAID        DISTRIBUTED   PER SHARE
  ---------        -----------   ---------
March 1, 2001      $12,557,000   $    7.50
November 1, 2001    21,763,000       13.00
May 17, 2002         8,370,000        5.00
August 26, 2002      8,370,000        5.00
October 11, 2002     5,023,000        3.00
March 17, 2003       4,185,000        2.50
April 28, 2003       2,511,000        1.50
June 18, 2004        2,511,000        1.50
                   -----------   ---------
  TOTAL            $65,290,000   $   39.00
                   ===========   =========

Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay a final liquidating distribution in the course of winding up its affairs. Management has projected that the Corporation will wind up its affairs by the end of calendar 2006 and has estimated the costs required to complete the Plan of Liquidation and Dissolution will total $235,000. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

The value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 4.7% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. This reserve is equal to $837,000, or approximately $0.50 per share as of April 29, 2006. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

Restricted cash represented cash that the Corporation was temporarily unable to access. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect until the extinguishment of its workers compensation obligation on July 21, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other assets decreased by $171,000 when comparing April 29, 2006 and April 30, 2005 balances primarily as a result of a $100,000 deposit with the Corporation's third party administrator for its self-insured workers compensation claims being returned to the Corporation upon completion of the July 21, 2005 workers compensation transaction, amortization of prepaid insurance and collection of amounts due under a note receivable with a previous customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls.

Accrued expenses and other liabilities as presented in the Statement of Net Assets in Liquidation decreased from its April 30, 2005 balance by $223,000. This decrease is a result of the payment of operating costs of approximately $337,000 and an increase in the run-out and additional winding-up phase accruals in the first and third quarters by $14,000 and $100,000, respectively.

During the first quarter of fiscal 2006, the Corporation received $403,000 in income tax refunds from the Internal Revenue Service. As a result, the estimated net income tax receivable in the amount of $173,000 at April 30, 2005 became an estimated net income tax payable in the amount of $230,000. This balance was decreased by $28,000 during the second quarter of fiscal 2006 to reflect an updated estimate of the amount available for a federal income tax carryback claim. During the third quarter the Corporation received an expected $14,000 state tax refund and paid a $6,000 state tax liability.

During the fourth quarter of fiscal 2006 the Corporation received a $149,000 federal income tax refund from the Internal Revenue Service related to a carryback claim from fiscal 2005. In addition, the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. Although New York State has the ability to re-audit a tax year if the three-year statute of limitations has not yet expired, state representatives have indicated that this is not likely. As a result of the tax activity in the fourth quarter, the Corporation's estimated net income tax liability is $195,000 at April 29, 2006.

The Corporation's accrued self-insured workers compensation liability has been completely satisfied. See Note 1 to the accompanying financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supercedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. The adoption of this standard will not impact the Corporation's financial statements.

In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of this standard will not impact the Corporation's financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS
155). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of this standard will not impact the Corporation's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" (SFAS 156). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of this standard will not impact the Corporation's financial statements.

In July 2006, the FASB released its final interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 will be effective for the Corporation April 26, 2007. The Corporation does not expect the adoption of this Interpretation will have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in the Notes to the accompanying financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the income, sales, use and/or other tax returns filed by the Corporation resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, reliance on sole director and sole officer and the risk of losing either, and the winding up and dissolution of the Corporation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data

(a)   Selected Quarterly Financial Data - Not Applicable

(b)   Index to Financial Statements

                                                                                               Page
                                                                                               ----
Report of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP              9

Statement of Net Assets in Liquidation (Liquidation Basis) at April 29, 2006
  and April 30, 2005                                                                            10

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
  For the years ended April 29, 2006, April 30, 2005, and May 1, 2004                           11

Note to Financial Statements                                                                    12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Genesee Corporation

We have audited the statements of net assets in liquidation of Genesee Corporation as of April 29, 2006 and April 30, 2005, and the related statements of changes in net assets in liquidation for each of the three years in the period ended April 29, 2006. These financial statements are the responsibility of the Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Genesee Corporation as of April 29, 2006 and April 30, 2005, and the changes in its net assets in liquidation for each of the three years in the period ended April 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York
July 26, 2006

                               GENESEE CORPORATION

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        April 29, 2006 and April 30, 2005
                  (Dollars in thousands, except per share data)

                                                                                      2006         2005
ASSETS

           Cash and cash equivalents                                               $    3,424   $    3,043
           Restricted cash                                                                  0        2,416
           Estimated net income tax receivable                                              0          173
           Other assets                                                                    94          265
                                                                                   ----------   ----------
                       Total assets                                                $    3,518   $    5,897
                                                                                   ==========   ==========

LIABILITIES AND NET ASSETS

           Accrued expenses and other liabilities                                  $      235   $      458
           Estimated net income tax payable                                               195            0
           Accrued self-insured workers compensation                                        0        2,500
                                                                                   ----------   ----------
                       Total liabilities                                                  430        2,958
                                                                                   ----------   ----------

    Net assets in liquidation                                                      $    3,088   $    2,939
                                                                                   ==========   ==========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)    1,674,086    1,674,086

    Net assets in liquidation per outstanding share                                $     1.84   $     1.76
                                                                                   ==========   ==========

See accompanying note to financial statements.

                               GENESEE CORPORATION

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
       For the Years ended April 29, 2006, April 30, 2005, and May 1, 2004
                             (Dollars in thousands)

                                                                                               2006      2005      2004
                                                                                             ----------------------------
Net assets in liquidation at May 1, 2005, May 2, 2004, and May 4, 2003, respectively         $ 2,939   $ 6,842    $ 8,377

Liquidating distributions paid to shareholders                                                     0    (2,511)         0

High Falls subordinated note receivable:

              Interest income                                                                      0         0        268

              Change in fair value                                                                 0         0     (1,800)

Interest income (expense), net                                                                   143        91        (89)

Changes in estimated liquidation values of assets and liabilities                                  6    (1,483)        86
                                                                                             ----------------------------

Net assets in liquidation at April 29, 2006, April 30, 2005, and May 1, 2004, respectively   $ 3,088   $ 2,939    $ 6,842
                                                                                             ============================

See accompanying note to financial statements.

                              GENESEE CORPORATION
                          Note to Financial Statements
                April 29, 2006, April 30, 2005, and May 1, 2004

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

      General assumptions used, asset and liability values, and changes to asset and liability values under the Liquidation Basis of Accounting from April 30, 2005 to April 29, 2006 and May 1, 2004 to April 30, 2005.

      Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of April 29, 2006 and April 30, 2005.

      Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At April 29, 2006 and April 30, 2005, substantially all cash balances were in excess of federally insured limits and were yielding approximately 4.7% and 2.6% per annum, respectively. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $837,000, or approximately $0.50 per outstanding share at April 29, 2006; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                          Note to Financial Statements

(1)   Liquidation Basis Note (continued)

      Restricted cash represented cash that the Corporation was temporarily unable to access. The Corporation was required by the New York Workers Compensation Board to maintain the standby letter of credit, which was in effect through the extinguishment of its workers compensation obligation on July 21, 2005. See further explanation of this July 21, 2005 transaction below in this Note.

      Notes receivable - Stated at fair value, which was discounted from face value. With the sale of the High Falls Note for $1,000,000 on May 25, 2004, High Falls agreed to pay the Corporation $100,000 for previously missed interest payments if, prior to April 30, 2006, certain conditions were satisfied and High Falls' senior creditors consented to the payment. Conditions did not warrant the payment of this additional $100,000.

      Estimated income tax receivable/payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It includes adjustments for estimates of future expenditures, the utilization of tax credits, and carryforwards and carrybacks.

      Certain amounts included in the estimated income tax payable are subject to audit by the state and / or federal taxing authorities, most notably as it relates to the fiscal years ended May 3, 2003, May 1, 2004, April 30, 2005, and April 29, 2006. The Corporation has settled audits from the federal taxing authority through the fiscal tax year ended April 27, 2002 and audits from the New York State taxing authority through the fiscal tax year ended April 30, 2005.

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

      During the third quarter of fiscal 2006 the New York State Department of Taxation and Finance audited the New York State income tax returns of the Corporation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. Also during the third quarter, the Corporation received an expected $14,000 state tax refund and paid a $6,000 state tax liability. As a result, the Corporation's estimated net income tax payable was increased by $8,000 to $210,000 at January 28, 2006.

                               GENESEE CORPORATION
                          Note to Financial Statements

(1)   Liquidation Basis Note (continued)

      During the fourth quarter of fiscal 2006 the Corporation received a $149,000 federal income tax refund from the Internal Revenue Service. In addition, the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005. As a result of the tax activity in the fourth quarter, the Corporation's estimated income tax liability as of April 29, 2006 is $195,000.

      This $195,000 estimated income tax payable is recorded on the accompanying Statement of Net Assets in Liquidation and is management's estimate of the most probable point within the range. Such estimates are often updated as additional information becomes available. In addition, the Corporation filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been offset against the estimated net income tax payable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

      The Corporation may incur additional professional fees as a result of any additional income tax audits.

      The following table depicts the estimated net income tax payable/receivable as of April 29, 2006 and April 30, 2005, respectively, reported on the accompanying Statement of Net Assets in Liquidation.

                                                    2006        2005
                                                    ----        ----
Estimated net income tax receivable                 $  0        $173
                                                    ----------------
Estimated net income tax payable                    $195        $  0
                                                    ----------------

      (Dollars in thousands)

      Other assets - Valued based on management estimates. At April 29, 2006 and April 30, 2005 the $94,000 and $265,000 balances, respectively, are comprised of prepaid insurance and a note receivable from a former customer of the Genesee Brewing Company, Inc., that the Corporation retained after the sale of its brewing business to High Falls. The April 30, 2005 balance also includes a deposit with the Corporation's third party administrator for its self-insured workers compensation claims that was returned to the Corporation during fiscal 2006.

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

                               GENESEE CORPORATION
                          Note to Financial Statements

(1)   Liquidation Basis Note (continued)

      The tables below detail these costs by category as of April 29, 2006 and April 30, 2005 and the expenditures and management adjustments that occurred during the fiscal years then ended.

      Fiscal Year Ended April 29, 2006

                                   April 30, 2005   Fiscal 2006      Fiscal 2006     April 29, 2006
Category                               Balance      Expenditures     Adjustments         Balance
--------                           --------------   ------------     -----------     --------------
Office expenses, including rent      $   17,000      $   (6,000)      $        0       $   11,000
Insurance expense                        26,000          (5,000)               0           21,000
Professional fees                       338,000        (310,000)         146,000          174,000
Other                                    77,000         (16,000)         (32,000)          29,000
                                     ----------      ----------       ----------       ----------

Totals                               $  458,000      $ (337,000)      $  114,000       $  235,000
                                     ==========      ==========       ==========       ==========

      The Corporation's estimate of remaining operating costs through final dissolution and other accrued expenses, was increased by $14,000 and $100,000 in the first and third quarters of fiscal 2006, respectively. As of April 29, 2006, the Corporation has $235,000 recorded for these run-out costs covering all general and administrative costs, such as professional fees, office related costs, insurance expense, and other miscellaneous costs expected to be incurred during the winding up of the Corporation's business.

      Fiscal Year Ended April 30, 2005

                                     May 1, 2004    Fiscal 2005      Fiscal 2005    April 30, 2005
Category                               Balance      Expenditures     Adjustments       Balance
--------                             -----------    -----------      -----------    --------------
Office expenses, Including rent      $    8,000      $  (16,000)      $   25,000      $   17,000
Insurance expense                        24,000         (63,000)          65,000          26,000
Professional fees                       275,000        (387,000)         450,000         338,000
Other                                    82,000         (10,000)           5,000          77,000
                                     ----------      ----------       ----------      ----------

Totals                               $  389,000      $ (476,000)      $  545,000      $  458,000
                                     ==========      ==========       ==========      ==========

      Net adjustments of $100,000, $150,000, and $295,000 were recorded during the first, third, and fourth quarter, respectively, primarily related to anticipated general legal costs, legal costs related to resolution of the Corporation's workers compensation obligations, and accounting and tax costs associated with winding up of the Corporation.

                               GENESEE CORPORATION
                          Note to Financial Statements

(1)   Liquidation Basis Note (continued)

      Accrued self-insured workers compensation - Based on management's estimate. The Corporation's brewing and foods businesses were self-insured for workers compensation claims and the Corporation retained this liability after those businesses were sold. On July 21, 2005, the Corporation purchased a New York workers compensation policy from a New York state approved workers compensation insurance carrier that effectively relieved the Corporation of its New York self-insured workers compensation status, the related financial obligations to claimants, and the statutorily required financial assurance for those obligations as well as any future assessments. The policy, along with certain other costs, totaled approximately $2.5 million.

      Contingent liabilities - As with any business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying financial statements.

      Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the combined total of Class A and Class B shares outstanding at April 29, 2006 and April 30, 2005.

      Partial Liquidating Distributions

      Under its Plan of Liquidation and Dissolution the Corporation has paid the following partial liquidating distributions to its Class A and Class B shareholders.

                        AMOUNT           AMOUNT
DATE PAID             DISTRIBUTED      PER SHARE
---------             -----------      ----------
March 1, 2001         $12,557,000      $    7.50
November 1, 2001       21,763,000          13.00
May 17, 2002            8,370,000           5.00
August 26, 2002         8,370,000           5.00
October 11, 2002        5,023,000           3.00
March 17, 2003          4,185,000           2.50
April 28, 2003          2,511,000           1.50
June 18, 2004           2,511,000           1.50
                      -----------      ---------
  TOTAL               $65,290,000      $   39.00
                      ===========      =========

      Fiscal Year

      The Corporation's fiscal year ends on the Saturday closest to April 30. The fiscal year for the financial statements included herein is for the 52-week period ending April 29, 2006, April 30, 2005, and May 1, 2004.

                               GENESEE CORPORATION

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of April 29, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of April 29, 2006 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

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

                                                                                     Expiration
                             Director       Position and Principal Occupation          of Term
  Name and Age                Since              for the Last Five Years              in Office
-------------------------    --------      -----------------------------------       ----------
Stephen B. Ashley     (66)    1987         Former President of the Corporation (1)      2006

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

            (b) Executive Officers: The table below lists the executive officer of the Corporation and its subsidiaries and sets forth his age, the dates he became an officer and the offices held. Officers of the Corporation serve for a term of one year beginning with the first meeting of the Board of Directors occurring after the annual meeting of the holders of Class A Common Stock of the Corporation.

                                 Officer of the
     Name             Age        Company Since                    Office
---------------       ---        --------------     --------------------------------------
Steven M. Morse        42            2000           President, Treasurer, and Secretary (1)

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

                               GENESEE CORPORATION

            (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended April 29, 2006.

            (d) Financial Code of Ethics: See Exhibit 14 for the Corporation's Financial Code of Ethics which is incorporated herein by reference thereto. The Corporation will provide a copy to any person without charge upon request of the Corporation's Secretary at the Corporation's place of business.

            (e) Audit Committee Financial Expert: The Corporation has only one director, and accordingly has no committees of the board and no audit committee financial expert.

Item 11. Executive Compensation - Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 10, 2006, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

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

                               GENESEE CORPORATION

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 10, 2006, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

            (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 10, 2006 by each director and by all directors and executive officers as a group are set forth in the following table:

                                     Shares of       Percentage Of         Shares of       Percentage of
Name of Director                      Class A          Class A              Class B           Class B
Or Executive Officer               Common Stock      Common Stock         Common Stock      Common Stock
--------------------               ------------      -------------        ------------     -------------
Steven M. Morse                        NONE              0%                     250              (1)

Stephen B. Ashley                      NONE              0%                     896              (1)

All Directors and Executive
  Officers as a group (2 persons)      NONE              0%                   1,146               0%

(1)   Amount of shares owned does not exceed one-percent of shares outstanding.

            (c) Change of Control Arrangements. A Shareholder Agreement and Irrevocable Proxy among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle dated June 22, 1988 may at a subsequent date result in a change in control of the Corporation, which agreement is more fully described in Note
(2) to Item 12(a) above.

                               GENESEE CORPORATION

Item 13. Certain Relationships and Related Transactions.

Effective May 1, 2004 the Corporation executed a short-term lease with S.B. Ashley Management Corporation for office space and records storage space totaling approximately 100 square feet and 200 square feet, respectively. The total monthly cost to the Corporation commencing May 3, 2004 is approximately $200. Stephen B. Ashley, the sole director of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending April 29, 2006, the Corporation paid $2,430 to S.B. Ashley Management Corporation for rent.

                               GENESEE CORPORATION

                                     PART IV

Item 14. Principal Accounting Fees and Services

                        Fiscal 2006     Fiscal 2005
                        -----------     -----------
Audit Fees              $   24,500      $   24,000
Audit-Related Fees               0               0
Tax Fees                   104,590          72,325
All Other Fees                   0               0
                        ----------      ----------
   Total                $  129,090      $   96,325
                        ==========      ==========

Item 15. Exhibits and Financial Statement Schedules.

      (a)   The following documents are filed as part of this report:

            1.    Financial Statement Schedules:

                  All schedules have been omitted because they are either not applicable or not required, or the required information is given in the financial statements or the notes thereto.

            2.    Exhibits:

                  See Exhibit Index at Page 24 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      GENESEE CORPORATION

      July 26, 2006                   By: /s/ Steven M. Morse
      -------------                       -------------------
          (Date)                          Steven M. Morse, President, Treasurer,
                                          and Secretary

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Stephen B. Ashley         July 26, 2006         Director
--------------------         -------------
 Stephen B. Ashley               (Date)

/s/Steven M. Morse           July 26, 2006         President, Treasurer,
--------------------         -------------         and Secretary (Principal Executive
  Steven M. Morse                (Date)            Officer and Principal Financial
                                                   and Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                              DOCUMENT                                          PAGE
------                              --------                                          ----
3-1       Certificate of Incorporation (incorporated by reference to Exhibit 3-1 to the Corporation's report on Form 10-K for the fiscal year ended
          April 29, 2000).                                                             --

3-2       Certificate of Amendment of the Certificate of Incorporation
          (incorporated by reference to the Corporation's report on Form 10-Q
          for the fiscal quarter ended January 27, 2001).                              --

3-3       By-Laws (incorporated by reference to Exhibit 3-2 to the Corporation's
          report on Form 10-K for the fiscal year ended April 29, 2000).               --

10-1      Employment and Stock Appreciation Agreement with S.M. Morse dated as of December 15, 2000 (incorporated by reference to Exhibit 10-16 to the Corporation's report on Form 10-K for the fiscal year ended April
          28, 2001).                                                                   --

10-2      Letter agreement with S.B. Ashley dated January 8, 2001 (incorporated by reference to Exhibit 10-17 to the Corporation's report on Form 10-K
          for the fiscal year ended April 28, 2001).                                   --

10-3      Indemnification Agreement with Steven M. Morse dated June 27, 2001
          (incorporated by reference to Exhibit 10-18 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).
          Substantially identical agreements were executed with all other
          directors and officers of the Corporation.                                   --

10-4      Agreement of Sublease by and between S.B. Ashley Management
          Corporation and the Corporation dated May 18, 2001 (incorporated by reference to Exhibit 10-27 to the Corporation's report on Form 10-K
          for the fiscal year ended April 28, 2001).                                   --

10-5      Plan of Liquidation and Dissolution adopted by the Corporation's shareholders on October 29, 2000 (incorporated by reference to Exhibit
          10-28 to the Corporation's report on Form 10-K for the fiscal year
          ending April 28, 2001).                                                      --

10-6      Amendment to Employment Agreement with S.M. Morse (see Exhibit 10-10 above) dated as of May 4, 2003. (Incorporated by reference to Exhibit
          10-26 to the Corporation's report on Form 10-K for the fiscal year
          ended May 3, 2003)                                                           --

NUMBER                              DOCUMENT                                          PAGE
------                              --------                                          ----
10-7      Agreement dated May 25, 2004 between High Falls Brewing Company, LLC and GBC Liquidating Corp. (incorporated by reference to Exhibit 10-1
          to the Corporation's report on Form 8-K filed on June 4, 2004)               --

10-8      Bill of Sale dated May 25, 2004 between GBC Liquidating Corp. and St.
          Paul Associates, LLC (incorporated by reference to Exhibit 10-2 to the
          Corporation's report on Form 8-K filed on June 4, 2004)                      --

10-9      General Release dated May 25, 2004 from GBC Liquidating Corp. to High
          Falls Brewing Company, LLC (incorporated by reference to Exhibit 10-3
          to the Corporation's report on Form 8-K filed on June 4, 2004)               --

10-10     Letter agreement dated May 25, 2004 between St. Paul Associates, LLC and High Falls Brewing Company, LLC (incorporated by reference to
          Exhibit 10-4 to the Corporation's report on Form 8-K filed on June 4,
          2004)                                                                        --

10-11     General Release dated May 25, 2004 from High Falls Brewing Company,
          LLC to GBC Liquidating Corp. (incorporated by reference to Exhibit
          10-5 to the Corporation's report on Form 8-K filed on June 4, 2004)          --

10-12     Note Purchase Agreement dated May 25, 2004 between GBC Liquidating corp. and St. Paul Associates, LLC (incorporated by reference to
          Exhibit 10-6 to the Corporation's report on Form 8-K filed on June 4,
          2004)                                                                        --

10-13     Amended and Restated Subordinated Promissory Note dated May 25, 2004 from High Falls Brewing company, LLC to GBC Liquidating Corp.
          (incorporated by reference to Exhibit 10-7 to the Corporation's report
          on Form 8-K filed on June 4, 2004)                                           --

10-14     Buyer's Certificate dated May 25, 2004 from St. Paul Associates, LLC
          (incorporated by reference to Exhibit 10-8 to the Corporation's report
          on Form 8-K filed on June 4, 2004)                                           --

10-15     Assumption of Intercreditor Agreement dated May 25, 2004 among High
          Falls Brewing company, LLC, Manufacturers & Traders Trust Company,
          Cephas Capital Partners, LP and GBC Liquidating Corp. (incorporated by reference to Exhibit 10-9 to the Corporation's report on Form 8-K
          filed on June 4, 2004)                                                       --

10-16     General release dated May 21, 2004 from Manufacturers and Traders
          Trust Company to GBC Liquidating Corp. (incorporated by reference to
          Exhibit 10-10 to the Corporation's report on Form 8-K filed on June 4,
          2004)                                                                        --

10-17     General Release dated May 21, 2004 from Cephas Capital Partners, LP to
          GBC Liquidating Corp. (incorporated by reference to Exhibit 10-11 to
          the Corporation's report on Form 8-K filed on June 4, 2004)                  --

10-18     Letter dated May 11, 2004 from Manufacturers and Traders Trust Company to High Falls Brewing Company, LLC (incorporated by reference to
          Exhibit 10-12 to the Corporation's report on Form 8-K filed on June 4,
          2004)                                                                        --

NUMBER                                             DOCUMENT                                         PAGE
------                                             --------                                         ----
10-19     Closing Certificate dated May 24, 2004 from GBC Liquidating Corp.
          (incorporated by reference to Exhibit 10-13 to the Corporation's report on
          Form 8-K filed on June 4, 2004)                                                             --

10-20     Independent Contractor Agreement dated May 3, 2004 between Genesee Corporation and
          Steven M. Morse, CPA d/b/a Concorde Accounting and Tax Services (incorporated by            --
          reference to Exhibit 10-34 to the Corporation's annual report on Form 10-K for the fiscal year ended May 1, 2004)

10-21     NYS Workers Compensation Policy effective June 1, 2005 (incorporated by reference to
          Exhibit 10-1 to the Corporation's report on Form 8-K filed on July 26, 2005)                --

14        Genesee Corporation Financial Code of Ethics (incorporated by reference to Exhibit 14 to    --
          the Corporation's report on Form 10-K for the fiscal year ended May 3, 2003)

31.1      Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002          27

31.2      Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002          28

32        Officer Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002         29