Form 10-Q
period 2006-07-29
GENESEE CORP
filed 2006-09-08
CIK 40934

                                                    Index to Exhibits at page 12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of September 6, 2006:

Class                  Shares Outstanding
-----                  ------------------
Class A Common Stock          209,885
Class B Common Stock        1,464,201

                               GENESEE CORPORATION

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        July 29, 2006 and April 29, 2006
                  (Dollars in thousands, except per share data)

                                                      JULY 29,     APRIL 29,
                                                        2006         2006
                                                     ----------   ----------
ASSETS
      Cash and cash equivalents                      $    3,334   $    3,424
      Other assets                                           77           94
                                                     ----------   ----------
         Total assets                                $    3,411   $    3,518
                                                     ==========   ==========
LIABILITIES AND NET ASSETS
      Accrued expenses and other liabilities         $      143   $      235
      Estimated net income tax payable                      132          195
                                                     ----------   ----------
         Total liabilities                                  275          430
                                                     ----------   ----------
   Net assets in liquidation                         $    3,136   $    3,088
                                                     ==========   ==========
   Number of common shares outstanding (Class A -
      209,885; Class B - 1,464,201)                   1,674,086    1,674,086
   Net assets in liquidation per outstanding share   $     1.87   $     1.84
                                                     ==========   ==========

See accompanying notes to financial statements.

                               GENESEE CORPORATION

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
          For the Thirteen Weeks Ended July 29, 2006 and July 30, 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                   2006     2005
                                                  ------   ------
Net assets in liquidation at April 29, 2006 and
   April 30, 2005, respectively                   $3,088   $2,939
Interest income, net                                  33       46
Changes in estimated liquidation values of
   assets and liabilities                             15      (22)
                                                  ------   ------
Net assets in liquidation at July 29, 2006 and
   July 30, 2005, respectively                    $3,136   $2,963
                                                  ======   ======

See accompanying notes to financial statements.

                               GENESEE CORPORATION

Notes to Financial Statements

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

     On August 16, 2006 the Corporation was dissolved upon the filing of its Certificate of Dissolution with the New York Secretary of State.

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

Notes to Financial Statements

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

     General assumptions used and asset and liability values under the Liquidation Basis of Accounting

     Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of July 29, 2006.

     Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At July 29, 2006, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. The balance of this reserve is $837,000, or approximately $0.50 per outstanding share at July 29, 2006; however, it is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION

Notes to Financial Statements

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

     During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also during the first quarter of fiscal 2007, the Corporation finalized and filed a federal carryback claim for the fiscal year ended April 29, 2006. As a result of the tax payments made to New York State and finalization of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $132,000 as of July 29, 2006.

     This $132,000 estimated income tax payable is recorded on the accompanying Statement of Net Assets in Liquidation and is management's estimate of the most probable point within a range. Such estimates are often updated as additional information becomes available. In addition, the Corporation filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been offset against the estimated net income tax payable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

     The Corporation may incur additional professional fees as a result of any additional income tax audits.

     Other assets - Valued based on management estimates. At July 29, 2006 the $77,000 balance is comprised of prepaid insurance and a note receivable.

                               GENESEE CORPORATION

Notes to Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

     Accrued expenses and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represent the estimated cash costs of operating the Corporation through its expected termination which management has estimated to occur by the end of calendar 2006. These costs, which include facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

     The table below details these costs by category as of April 29, 2006 and July 29, 2006 and the expenditures and management adjustments that occurred during the first quarter of fiscal 2007.

                                     Three Months Ended   Three Months Ended
                    April 29, 2006      July 29, 2006        July 29, 2006     July 29, 2006
Category                Balance         Expenditures          Adjustments         Balance
--------            --------------   ------------------   ------------------   -------------
Office expenses,
   Including rent      $ 11,000           $ (1,000)            $      0           $ 10,000
Insurance expense        21,000             (1,000)             (10,000)            10,000
Professional fees       174,000            (88,000)              25,000            111,000
Other                    29,000             (2,000)             (15,000)            12,000
                       --------           --------             --------           --------
Totals                 $235,000           $(92,000)            $      0           $143,000
                       ========           ========             ========           ========

     Contingent liabilities - As with any business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying consolidated financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying financial statements.

                               GENESEE CORPORATION

Notes to Financial Statements

NOTE (C) Financial Statement Presentation

     Liquidation Basis Financial Statements

     The Corporation's Statement of Net Assets in Liquidation as of July 29, 2006 and Statement of Changes in Net Assets in Liquidation for the thirteen-week period ended July 29, 2006 and July 30, 2005 presented herein are unaudited. The April 29, 2006 Statement of Net Assets has been audited. In the opinion of management, these interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

     Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.

     The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation's annual report on Form 10-K for the fiscal year ended April 29, 2006. It is the Corporation's policy to reclassify certain amounts in the prior year financial statements and interim financial information to conform to the current year presentation.

NOTE (D) Class B Common Stock De-listing and Closing of Stock Books

     At the close of business on December 31, 2003 the Corporation's Class B Common Stock was de-listed from the NASDAQ National Market and the Corporation's stock books for its Class A and Class B Common Stock were closed.

NOTE (E) Subsequent Event - Corporate Dissolution

     The Corporation was dissolved on August 16, 2006 by the filing of its certificate of dissolution with the New York Secretary of State.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This financial review should be read in conjunction with the accompanying financial statements and notes. The Corporation operates under the liquidation basis of accounting which is described in detail in Notes B and C to the accompanying financial statements. In all periods presented, the Corporation had no operations; therefore, there is no discussion of operations. See also Note D to the accompanying financial statements presented in this report that are incorporated herein by reference thereto.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     LIQUIDITY AND CAPITAL RESOURCES - JULY 29, 2006

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
                   ===========     ======

     Subject to amounts that the Corporation may hold to discharge obligations and potential contingent liabilities (see Contingent Liability Reserve Policy described below), the Corporation expects to pay a final liquidating distribution in the course of winding up its affairs. Management has estimated that the Corporation expects to wind up its affairs by the end of calendar 2006 and has estimated the remaining costs required to total $143,000. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation. The Corporation currently anticipates making a final liquidating distribution prior to December 31, 2006.

     The value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

     The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 5.2% per annum. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. The amount of the reserve may be modified in the future as deemed necessary. This reserve was at $837,000 million, or approximately $0.50 per share, at April 29, 2006 and remains at this amount as of July 29, 2006. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

     During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also during the first quarter of fiscal 2007, the Corporation finalized and filed a federal carryback claim for the fiscal year ended April 29, 2006. As a result of the tax payments made to New York State and finalization of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $132,000 as of July 29, 2006.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     LIQUIDITY AND CAPITAL RESOURCES - JULY 29, 2006

     The accrued expenses and other liabilities line item decreased during the first quarter of fiscal 2007 due to cash expenditures of approximately $92,000. (See Note B to the accompanying consolidated financial statements).

     See also Note D to the accompanying financial statements that are incorporated herein by reference thereto.

     Forward Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional and final liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it operates. The cautionary statements regarding estimates of net assets in liquidation set forth in the Notes to the accompanying financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the income, sales, use and/or other tax returns filed by the Corporation resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, reliance on sole director and sole officer and the risk of losing either, and the winding up and dissolution of the Corporation.

Item 4. Controls and Procedures

     The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of July 29, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of July 29, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

     There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

                               GENESEE CORPORATION

PART II. OTHER INFORMATION

Item 6. Exhibits - See Exhibit Index at Page 12 of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENESEE CORPORATION


Date: September 8, 2006                 /s/ Steven M. Morse
                                        ----------------------------------------
                                        Steven M. Morse
                                        President, Treasurer, and Secretary

                               GENESEE CORPORATION

                                  EXHIBIT INDEX

Exhibit
 Number                             Exhibit                             Page No.
-------                             -------                             --------
31.1      Officer Certification as required by Section 302 of the
          Sarbanes-Oxley Act of 2002.                                      13

31.2      Officer Certification as required by Section 302 of the
          Sarbanes-Oxley Act of 2002.                                      14

32        Officers' Certifications as required by Section 906 of the
          Sarbanes-Oxley Act of 2002.                                      15