Form 10-Q
period 2006-10-28
GENESEE CORP
filed 2006-12-11
CIK 40934

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 28, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        STATE OF NEW YORK                                  16-0445920
------------------------------------         -----------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

 600 Powers Bldg., 16 W. Main Street, Rochester, New York          14614
----------------------------------------------------------       ----------
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

      Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of December 4, 2006:

Class                    Shares Outstanding
--------------------     ------------------
Class A Common Stock         209,885
Class B Common Stock       1,464,201

================================================================================

                               GENESEE CORPORATION

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                       October 28, 2006 and April 29, 2006
                  (Dollars in thousands, except per share data)

                                                                                   OCTOBER 28,   APRIL 29,
                                                                                     2006          2006
                                                                                   -----------   ----------
ASSETS

        Cash and cash equivalents                                                  $    3,370    $    3,424
        Other assets                                                                       60            94
                                                                                   ----------    ----------
                 Total assets                                                      $    3,430    $    3,518
                                                                                   ==========    ==========
LIABILITIES AND NET ASSETS

        Accrued expenses and other liabilities                                     $       87    $      235
        Estimated net income tax payable                                                  179           195
                                                                                   ----------    ----------
                 Total liabilities                                                        266           430
                                                                                   ----------    ----------

    Net assets in liquidation                                                      $    3,164    $    3,088
                                                                                   ==========    ==========

    Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)    1,674,086     1,674,086

    Net assets in liquidation per outstanding share                                $     1.89    $     1.84
                                                                                   ==========    ==========

See accompanying notes to financial statements.

                               GENESEE CORPORATION

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
      For the Twenty-Six Weeks Ended October 28, 2006 and October 29, 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    2006       2005
                                                                                   -------    -------
Net assets in liquidation at April 29, 2006 and April 30, 2005, respectively       $ 3,088    $ 2,939

Interest income, net                                                                    33         46

Changes in estimated liquidation values of assets and liabilities                       15        (36)
                                                                                   -------    -------

Net assets in liquidation at July 29, 2006 and July 30, 2005, respectively           3,136      2,949

Interest income, net                                                                    43         30

Changes in estimated liquidation values of assets and liabilities                      (15)         8
                                                                                   -------    -------

Net assets in liquidation at October 28, 2006 and October 29, 2005, respectively   $ 3,164    $ 2,987
                                                                                   =======    =======

See accompanying notes to financial statements.

                               GENESEE CORPORATION

Notes to Financial Statements

NOTE  (A)   Divestiture of the Corporation's Operating Businesses and Other
            Assets

            In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to divest all of the Corporation's operations and then liquidate and dissolve the Corporation (the "Plan of Liquidation and Dissolution.") Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions with the final distribution anticipated to be paid during the first quarter of calendar 2007.

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

            General assumptions used and asset and liability values under the Liquidation Basis of Accounting

            Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of October 28, 2006.

            Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At October 28, 2006, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified as deemed necessary. The balance of this reserve remains at $837,000, or approximately $0.50 per outstanding share at October 28, 2006. This reserve was not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

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

            During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2007, the Corporation finalized and filed a federal carryback claim for the fiscal year ended April 29, 2006; the Corporation received a federal tax refund in connection with this carryback claim during the second quarter of fiscal 2007. As a result of the tax payments made to New York State and the receipt of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $179,000 as of October 28, 2006.

            This $179,000 estimated income tax payable is recorded on the accompanying Statement of Net Assets in Liquidation and is management's estimate of the most probable point within a range. Such estimates are often updated as additional information becomes available. In addition, the Corporation filed an additional federal refund claim of $460,000 for the 2001 fiscal year. Due to the uncertainty of ultimately collecting on the claim, this amount has not been offset against the estimated net income tax payable on the Corporation's Statement of Net Assets in Liquidation and will be included only at such time that the Corporation believes its collection is probable.

            The Corporation may incur additional professional fees as a result of any additional income tax audits.

            Other assets - Valued based on management estimates. At October 28, 2006 the $60,000 balance is comprised of prepaid insurance and a note receivable.

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

            The table below details these costs by category as of April 29, 2006 and October 28, 2006 and the expenditures and management adjustments that occurred during the first half of fiscal 2007.

                                                      Six Months Ended   Six Months Ended
                                    April 29, 2006    October 28, 2006   October 28, 2006   October 28, 2006
            Category                   Balance          Expenditures       Adjustments         Balance
-------------------------------     ---------------   ----------------   ----------------   ----------------
Office expenses, Including rent        $  11,000         $  (2,000)         $  (6,000)         $   3,000

Insurance expense                         21,000            (3,000)           (12,000)             6,000

Professional fees                        174,000          (140,000)            42,000             76,000

Other                                     29,000            (3,000)           (24,000)             2,000

Totals                                 $ 235,000         $(148,000)         $       0          $  87,000

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

                               GENESEE CORPORATION
Notes to Financial Statements

NOTE (C)    Financial Statement Presentation

            Liquidation Basis Financial Statements

            The Corporation's Statement of Net Assets in Liquidation as of October 28, 2006 and Statement of Changes in Net Assets in Liquidation for the twenty-six week period ended October 28, 2006 and October 29, 2005 presented herein are unaudited. The April 29, 2006 Statement of Net Assets has been audited. In the opinion of management, these interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This financial review should be read in conjunction with the accompanying financial statements and notes. The Corporation operates under the liquidation basis of accounting that is described in detail in Notes B and C to the accompanying financial statements. In all periods presented, the Corporation had no operations; therefore, there is no discussion of operations. See also Note D to the accompanying financial statements presented in this report that are incorporated herein by reference thereto.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 28, 2006

            Liquidating distributions have been paid to shareholders under the Corporation's plan of liquidation and dissolution as follows:

                      AMOUNT        AMOUNT
    DATE PAID       DISTRIBUTED    PER SHARE
----------------    -----------    ---------
March 1, 2001       $12,557,000     $  7.50
November 1, 2001     21,763,000       13.00
May 17, 2002          8,370,000        5.00
August 26, 2002       8,370,000        5.00
October 11, 2002      5,023,000        3.00
March 17, 2003        4,185,000        2.50
April 28, 2003        2,511,000        1.50
June 18, 2004         2,511,000        1.50
                    -----------     -------
   TOTAL            $65,290,000     $ 39.00
                    ===========     =======

            The Corporation anticipates paying a final liquidating distribution to Class A and Class B common shareholders in the first quarter of calendar 2007. Management expects that the Corporation will wind up its affairs with the payment of this final liquidating distribution and has estimated that the remaining costs required to wind up its business affairs to total $87,000 as of October 28, 2006. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

            The value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

            The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 5.2% per annum. Previously, the Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintained a cash contingency for unexpected expenses of the Corporation. The amount of the reserve could be modified as deemed necessary. This reserve remains at $837,000 million, or approximately $0.50 per share, at October 28, 2006. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

            During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2007, the Corporation finalized and filed a federal carryback claim for the fiscal year ended April 29, 2006; the Corporation received a federal tax refund in connection with this carryback claim during the second quarter of fiscal 2007. As a result of the tax payments made to New York State and the receipt of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $179,000 as of October 28, 2006.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 28, 2006

            The accrued expenses and other liabilities line item decreased during the first half of fiscal 2007 due to cash expenditures of approximately $148,000. (See Note B to the accompanying financial statements).

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

Item 4. Controls and Procedures

            The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of October 28, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of October 28, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

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

                                        GENESEE CORPORATION

Date:  December 11, 2006                /s/ Steven M. Morse
                                        --------------------------
                                        Steven M. Morse
                                        President, Treasurer, and Secretary

                               GENESEE CORPORATION

                                  EXHIBIT INDEX

Exhibit
Number                                          Exhibit                                            Page No.
-------   --------------------------------------------------------------------------------------   --------
31.1      Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.         13

31.2      Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.         14

32        Officers' Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.      15