Form 10-Q
period 2007-01-27
GENESEE CORP
filed 2007-03-13
CIK 40934

                                                    Index to Exhibits at page 12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 0 - 1653

                               GENESEE CORPORATION
             (Exact name of registrant as specified in its charter)


            STATE OF NEW YORK                            16-0445920
        (State of Incorporation)            (I.R.S. Employer Identification No.)


  600 Powers Bldg., 16 W. Main Street,                      14614
           Rochester, New York                           (Zip Code)
(Address of principal executive offices)

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

Yes [x] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of 'accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date. As of March 7, 2007:

Class                  Shares Outstanding
-----                  ------------------
Class A Common Stock          209,885
Class B Common Stock        1,464,201

                               GENESEE CORPORATION

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                       January 27, 2007 and April 29, 2006
                  (Dollars in thousands, except per share data)

                                                                                  JANUARY 27,    APRIL 29,
                                                                                      2007         2006
                                                                                  -----------   ----------
ASSETS
   Cash and cash equivalents                                                       $    3,371   $    3,424
   Marketable Securities                                                                  295            0
   Other assets                                                                            43           94
                                                                                   ----------   ----------
      Total assets                                                                 $    3,709   $    3,518
                                                                                   ==========   ==========
LIABILITIES AND NET ASSETS
   Accrued expenses and other liabilities                                          $      147   $      235
   Estimated net income tax payable                                                       179          195
                                                                                   ----------   ----------
      Total liabilities                                                                   326          430
                                                                                   ----------   ----------
   Net assets in liquidation                                                       $    3,383   $    3,088
                                                                                   ==========   ==========
   Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)     1,674,086    1,674,086
   Net assets in liquidation per outstanding share                                 $     2.02   $     1.84
                                                                                   ==========   ==========

See accompanying notes to financial statements.

                               GENESEE CORPORATION

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
      For the Thirty-Nine Weeks Ended January 27, 2007 and January 28, 2006
                             (Dollars in thousands)
                                   (Unaudited)

                                           2007     2006
                                          ------   ------
Net assets in liquidation at April 29,
   2006 and April 30, 2005,
   respectively                           $3,088   $2,939
Interest income, net                          33       46
Changes in estimated liquidation values
   of assets and liabilities                  15      (36)
                                          ------   ------
Net assets in liquidation at July 29,
   2006 and July 30, 2005, respectively    3,136    2,949
Interest income, net                          43       30
Changes in estimated liquidation values
   of assets and liabilities                 (15)       8
                                          ------   ------
Net assets in liquidation at October
   28, 2006 and October 29, 2005,
   respectively                            3,164    2,987
Interest income, net                          45       32
Changes in estimated liquidation values
   of assets and liabilities                 174     (117)
                                          ------   ------
Net assets in liquidation at January
   27, 2007 and January 28, 2006,
   respectively                           $3,383   $2,902
                                          ======   ======

See accompanying notes to financial statements.

                               GENESEE CORPORATION

Notes to Financial Statements

NOTE (A) Divestiture of the Corporation's Operating Businesses and Other Assets

         In October 2000, Genesee Corporation (the "Corporation") shareholders approved a plan to divest all of the Corporation's operations and then liquidate and dissolve the Corporation (the "Plan of Liquidation and Dissolution.") Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation's obligations and liabilities, are being distributed to the Corporation's shareholders in a series of liquidating distributions, with the final distribution anticipated to be paid during the second quarter of calendar 2007.

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

         On August 16, 2006 the Corporation was dissolved upon the filing of its Certificate of Dissolution with the New York Secretary of State. The liquidation of the Corporation will be considered complete upon payment of a final liquidating distribution.

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

         General assumptions used and asset and liability values under the Liquidation Basis of Accounting

         Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of January 27, 2007.

         Cash and cash equivalents - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 27, 2007, substantially all cash balances were in excess of federally insured limits. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified as deemed necessary. The balance of this reserve remains at $837,000, or approximately $0.50 per outstanding share at January 27, 2007. This reserve was not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

         Marketable Securities - Presented at fair value based on quoted market prices in accordance with the liquidation basis of accounting.

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

         During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2007, the Corporation finalized and filed a federal carryback claim for the fiscal year ended April 29, 2006; the Corporation received a federal tax refund in connection with this carryback claim during the second quarter of fiscal 2007. As a result of the tax payments made to New York State and the receipt of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $179,000 as of October 28, 2006 and remains at $179,000 as of January 27, 2007.

         This $179,000 estimated income tax payable is recorded on the accompanying Statement of Net Assets in Liquidation and is management's estimate of the most probable point within a range. Such estimates are often updated as additional information becomes available. In addition, the Corporation filed an additional federal refund claim of $460,000 for the 2001 fiscal year. See Note F.

         The Corporation may incur additional professional fees as a result of any additional income tax audits.

         Other assets - Valued based on management estimates. At January 27, 2007 the $43,000 balance is comprised of prepaid insurance and a note receivable.

                               GENESEE CORPORATION

Notes to Financial Statements

NOTE (B) Liquidation Basis of Accounting (continued)

         Accrued expenses and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represent the estimated cash costs of operating the Corporation through its expected termination which management has estimated to occur by the middle of calendar 2007. These costs, which include facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

         The table below details these costs by category as of April 29, 2006 and January 27, 2007 and the expenditures and management adjustments that occurred during the first three quarters of fiscal 2007.

                                     Nine Months Ended   Nine Months Ended
                    April 29, 2006    January 27, 2007    January 27, 2007   January 27, 2007
     Category           Balance         Expenditures        Adjustments           Balance
     --------       --------------   -----------------   -----------------   ----------------
Office expenses,
   Including rent      $ 11,000          $  (3,000)          $ (5,000)           $  3,000
Insurance expense        21,000             (4,000)            13,000              30,000
Professional fees       174,000           (184,000)           111,000             101,000
Other                    29,000             (4,000)           (12,000)             13,000
                       --------          ---------           --------            --------
Totals                 $235,000          $(195,000)          $107,000            $147,000
                       ========          =========           ========            ========

         During the third quarter of fiscal 2007 the Corporation increased its run-out accrual by $107,000. These additional costs, which are comprised primarily of professional fees as shown in the table above, are directly related to the length of time the Corporation anticipates will be required to wind-up the business affairs of the Corporation. As stated above, management has now estimated the Corporation's expected termination to occur by the middle of calendar 2007.

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

                               GENESEE CORPORATION

Notes to Financial Statements

NOTE (C) Financial Statement Presentation

         Liquidation Basis Financial Statements

         The Corporation's Statement of Net Assets in Liquidation as of January 27, 2007 and Statement of Changes in Net Assets in Liquidation for the thirty-nine week periods ended January 27, 2007 and January 28, 2006 presented herein are unaudited. The April 29, 2006 Statement of Net Assets has been audited. In the opinion of management, these interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.

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

NOTE (E) Marketable Securities

         On January 19, 2007, the Corporation determined that it owned marketable securities that had not been included in the Corporation's previous statements of net assets in liquidation. These marketable securities are recorded in the accompanying January 27, 2007 Statement of Net Assets in Liquidation at their fair value as of that date, $295,000. This $295,000 amount is also recorded in the accompanying Statement of Changes in Net Assets in Liquidation as part of the $174,000 "changes in estimated liquidation values of assets and liabilities" line item.

NOTE (F) Subsequent Event

         On March 8, 2007, the Corporation received notification from the Internal Revenue Service that it has accepted the Corporation's fiscal 2001 refund claim in the amount of $460,000. The Corporation will record the $460,000 refund plus interest, as calculated by the Internal Revenue Service, in the fourth quarter.

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

         LIQUIDITY AND CAPITAL RESOURCES - JANUARY 27, 2007

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
                   ===========     ======

         The Corporation anticipates paying a final liquidating distribution to Class A and Class B common shareholders in the second quarter of calendar 2007. Management expects that the Corporation will wind up its affairs with the payment of this final liquidating distribution and has estimated that the remaining costs required to wind up its business affairs to total $147,000 as of January 27, 2007. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

         The value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

         The Corporation's unrestricted and restricted cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 5.2% per annum. Previously, the Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintained a cash contingency for unexpected expenses of the Corporation. The amount of the reserve could be modified as deemed necessary. This reserve remains at $837,000 million, or approximately $0.50 per share, at January 27, 2007. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

         On January 19, 2007, the Corporation determined that it owned marketable securities that had not been included in the Corporation's previous statements of net assets in liquidation. These marketable securities are recorded in the accompanying January 27, 2007 Statement of Net Assets in Liquidation at their fair value as of that date, $295,000. This $295,000 amount is also recorded in the accompanying Statement of Changes in Net Assets in Liquidation as part of the $174,000 "changes in estimated liquidation values of assets and liabilities" line item. During February 2007, the Corporation liquidated a portion of these marketable securities and received approximately $17,000 in proceeds. The Corporation is in the process of liquidating the remainder of the marketable securities and anticipates receiving the proceeds in March 2007.

                               GENESEE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         LIQUIDITY AND CAPITAL RESOURCES - JANUARY 27, 2007

         During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2007, the Corporation finalized and filed a federal carryback claim for the fiscal year ended April 29, 2006; the Corporation received a federal tax refund in connection with this carryback claim during the second quarter of fiscal 2007. As a result of the tax payments made to New York State and the receipt of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $179,000 as of October 28, 2006 and remained at $179,000 as of January 27, 2007.

         The accrued expenses and other liabilities line item decreased during the first three quarters of fiscal 2007 by $88,000 due to cash expenditures of approximately $195,000 and due to a third quarter increase in the run-out accrual of $107,000. (See Note B to the accompanying financial statements).

         Forward Looking Statements

         This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation, statements about the amount and timing of the payment of additional and final liquidating distributions and statements about the Corporation's operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it continues to operate. The cautionary statements regarding estimates of net assets in liquidation set forth in the Notes to the accompanying financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation's operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the income, sales, use and/or other tax returns filed by the Corporation resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation's liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, reliance on sole director and sole officer and the risk of losing either, and the winding up and dissolution of the Corporation.

                               GENESEE CORPORATION

Item 4. Controls and Procedures

         The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of January 27, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of October 28, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

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

                                        GENESEE CORPORATION


Date: March 12, 2007                    /s/ Steven M. Morse
                                        ----------------------------------------
                                        Steven M. Morse
                                        President, Treasurer, and Secretary

                               GENESEE CORPORATION

                                 EXHIBIT INDEX

Exhibit                                                                     Page
 Number                               Exhibit                                No.
-------   ---------------------------------------------------------------   ----
  31.1    Officer Certification as required by Section 302 of the
          Sarbanes-Oxley Act of 2002.                                        13

  31.2    Officer Certification as required by Section 302 of the
          Sarbanes-Oxley Act of 2002.                                        14

  32      Officers' Certifications as required by Section 906 of the
          Sarbanes-Oxley Act of 2002.                                        15