Form 10-K
period 2007-04-28
GENESEE CORP
filed 2007-07-26
CIK 40934

                                                               Index to Exhibits
                                                                      at Page 25


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: April 28, 2007

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
                                                            $.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. YES     NO  X
                                               ---    ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES     NO  X
                                                        ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES     NO  X
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                                 ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) YES     NO  X
                                                ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) YES     NO  X
                                     ---    ---

The aggregate market value of voting and non-voting common stock (Class A and Class B, respectively) held by non-affiliates, based on the price for Class B Common Stock at the close of trading on October 27, 2006, the last business day of the fiscal 2007 second quarter, was $2,789,990.

The number of shares outstanding of each of the registrant's classes of common stock as of July 9, 2007 was:

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

     - On August 16, 2006 the Corporation was dissolved upon the filing of its Certificate of Dissolution with the New York Secretary of State. The liquidation of the Corporation will be complete upon payment of a final liquidating distribution.

With the sale of the Foods Division, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

Under the Plan of Liquidation and Dissolution, the Corporation has paid to Class A and Class B shareholders eight liquidating distributions totaling $65.3 million, or $39.00 per share as of April 28, 2007.

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

Employees. As of April 28, 2007, the Corporation had no employees.

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

     Not applicable

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation's Class B Common Stock traded on the NASDAQ National Market tier of the NASDAQ National Stock Market (the "Nasdaq NMS") under the symbol GENBB until December 31, 2003 at which time it was delisted from the Nasdaq NMS. There is no established public trading market for the Corporation's Class A or Class B stock; however, shares of both classes trade occasionally on the OTC Bulletin Board. As of July 9, 2007, the numbers of holders of record of Class A (voting) Common Stock and Class B (non-voting) Common Stock were 82 and 789, respectively. Effective December 31, 2003, the Corporation's Class B Common Stock ceased trading on the NASDAQ NMS. On June 18, 2004 the Corporation paid a liquidating distribution of $1.50 per share to both Class A and Class B Common Stock shareholders. No dividend or liquidating distribution was paid in fiscal 2006 or fiscal 2007.

Item 6. Selected Financial Data

The selected historical financial data included in the table below as of April 28, 2007, April 29, 2006, April 30, 2005, May 1, 2004, and May 3, 2003 is
derived from the financial statements of the Corporation and should be read in conjunction herewith. As further described in Note 1 to the accompanying financial statements, the Corporation adopted the liquidation basis of accounting effective September 29, 2001. Therefore, information in the table below follows this basis of accounting.

                                      April 28,   April 29,   April 30,   May 1,    May 3,
                                         2007        2006        2005      2004      2003
                                      ---------   ---------   ---------   ------   -------
Total Assets                            $4,291      $3,518      $5,897    $8,839   $15,935
Net Assets in Liquidation                4,205       3,088       2,939     6,842     8,377
Liquidating Distributions Per Share       0.00        0.00        1.50      0.00     17.00

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

LIQUIDITY AND CAPITAL RESOURCES - APRIL 28, 2007

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
                   ===========     ======

The Corporation anticipates paying a final liquidating distribution to Class A and Class B common shareholders in the third quarter of calendar 2007. Management estimates that the remaining costs required to wind up the Corporation's business affairs totals $86,000 as of April 28, 2007. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.

The value of the net assets in liquidation per outstanding share could be less or more than is reported in the accompanying Statement of Net Assets in Liquidation and the ultimate distributions to shareholders may differ materially from the Corporation's current estimate.

The Corporation's cash and cash equivalents are invested in commercial bank money market funds to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds are currently yielding approximately 5.2% per annum. Previously, the Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation maintains a cash contingency for unexpected expenses of the Corporation. This reserve was equal to $837,000, or approximately $0.50 per share as of April 28, 2007, but was reduced to $0 during July 2007 in anticipation of the Corporation declaring a final liquidating distribution and since management does not believe that such a contingency is required. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

On January 19, 2007, the Corporation determined that it owned marketable securities that had not been included in the Corporation's previous statements of net assets in liquidation. These marketable securities were sold during the fourth quarter of fiscal 2007 and the Corporation received $289,000 in proceeds from those sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2007, the Corporation finalized and filed a federal income tax carryback claim for the fiscal year ended April 29, 2006; the Corporation received a refund in connection with this carryback claim during the second quarter of fiscal 2007. As a result of the tax payments made to New York State and the receipt of the federal carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $179,000 as of October 28, 2006 (end of second quarter) and remained at $179,000 as of January 27, 2007 (end of third quarter.) During the fourth quarter of fiscal 2007, the Corporation released tax reserves in the amount of $231,000 resulting in the current $52,000 estimated net income tax receivable balance that represents previous overpayments of federal and New York State taxes.

In addition, during the fourth quarter of fiscal 2007, the Corporation received $467,000 (including interest) in response to an additional federal income tax refund claim of $460,000 for the 2001 fiscal year that had been previously filed with the Internal Revenue Service. Due to the uncertainty of collection on this claim, this amount had not been previously recorded in the Corporation's financial statements. During July 2007, the Corporation received $73,000 in additional interest income from the Internal Revenue Service as a final payment related to the refund claim described in this paragraph. This $73,000 amount represents interest receivable as of April 28, 2007 and is accordingly recorded in the Other Assets line item of the accompanying financial statements as of April 28, 2007. See also Note 2 to the accompanying financial statements.

Other assets increased by $14,000 when comparing April 28, 2007 and April 29, 2006 balances, primarily as a result of a) amortization of prepaid insurance and collection of amounts due under a note receivable with a previous customer of the Genesee Brewing Company, Inc. which the Corporation retained after the sale of its brewing business to High Falls (combined decrease in other assets of $59,000) and b) the recording of the $73,000 interest receivable from the Internal Revenue Service described in the preceding paragraph.

Accrued expenses and other liabilities as presented in the Statement of Net Assets in Liquidation decreased from its April 29, 2006 balance by $149,000. This decrease is a result of the payment of operating costs of approximately $276,000 and an increase in the run-out accrual in the third and fourth quarters by $107,000 and $20,000, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The adoption of this standard will not impact the Corporation's financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer's fiscal year-end statement of financial position, which is consistent with the measurement date for the Company's defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 will be effective as of the fiscal year ending April 28, 2007. The adoption of this standard will not impact the Corporation's financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this standard will not impact the Corporation's financial statements.

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

Item 8. Financial Statements and Supplementary Data

     (a)  Selected Quarterly Financial Data - Not Applicable

     (b)  Index to Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm-
   PricewaterhouseCoopers LLP                                                10

Statement of Net Assets in Liquidation (Liquidation Basis) at
   April 28, 2007 and April 29, 2006                                         11

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
   For the years ended April 28, 2007, April 29, 2006, and April 30, 2005    12

Notes to Financial Statements                                                13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Genesee Corporation

We have audited the statements of net assets in liquidation of Genesee Corporation as of April 28, 2007 and April 29, 2006, and the related statements of changes in net assets in liquidation for each of the three years in the period ended April 28, 2007. These financial statements are the responsibility of the Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Genesee Corporation as of April 28, 2007 and April 29, 2006, and the changes in its net assets in liquidation for each of the three years in the period ended April 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ PricewaterhouseCoopers LLP

Rochester, New York
July 25, 2007

                               GENESEE CORPORATION

           Statement Of Net Assets In Liquidation (Liquidation Basis)
                        April 28, 2007 and April 29, 2006
                  (Dollars in thousands, except per share data)

                                                     2007         2006
                                                  ----------   ----------
ASSETS

   Cash and cash equivalents                      $    4,131   $    3,424
   Estimated net income tax receivable                    52            0
   Other assets                                          108           94
                                                  ----------   ----------
      Total assets                                $    4,291   $    3,518
                                                  ==========   ==========

LIABILITIES AND NET ASSETS

   Accrued expenses and other liabilities         $       86   $      235
   Estimated net income tax payable                        0          195
                                                  ----------   ----------
      Total liabilities                                   86          430
                                                  ----------   ----------
Net assets in liquidation                         $    4,205   $    3,088
                                                  ==========   ==========
Number of common shares outstanding
   (Class A - 209,885; Class B - 1,464,201)        1,674,086    1,674,086

Net assets in liquidation per outstanding share   $     2.51   $     1.84
                                                  ==========   ==========

See accompanying notes to financial statements.

                               GENESEE CORPORATION

      Statement Of Changes In Net Assets In Liquidation (Liquidation Basis) For the Years ended April 28, 2007, April 29, 2006, and April 30, 2005
                             (Dollars in thousands)

                                                  2007     2006      2005
                                                 ------   ------   -------
Net assets in liquidation at April 30, 2006,
   May 1, 2005, and May 2, 2004, respectively    $3,088   $2,939   $ 6,842

Liquidating distributions paid to shareholders        0        0    (2,511)

Interest income (expense), net                      244      143        91

Changes in estimated liquidation values of
    assets and liabilities                          873        6    (1,483)
                                                 ------   ------   -------
Net assets in liquidation at April 28, 2007,
   April 29, 2006, and April 30, 2005,
   respectively                                  $4,205   $3,088   $ 2,939
                                                 ======   ======   =======

See accompanying notes to financial statements.

                               GENESEE CORPORATION
                          Notes to Financial Statements
               April 28, 2007, April 29, 2006, and April 30, 2005

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

     General assumptions used, asset and liability values, and changes to asset and liability values under the Liquidation Basis of Accounting from April 29, 2006 to April 28, 2007.

     Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of April 28, 2007 and April 29, 2006.

     Cash and cash equivalents and restricted cash - Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Corporation maintains balances in various operating and money market accounts in excess of federally insured limits. At April 28, 2007 and April 29, 2006, substantially all cash balances were in excess of federally insured limits and were yielding approximately 5.2% and 4.7% per annum, respectively. The Corporation adopted a Contingent Liability Reserve Policy whereby the Corporation will maintain a cash contingency reserve for unexpected expenses of the Corporation. The amount of the reserve may be modified as deemed necessary. The balance of this reserve was $837,000, or approximately $0.50 per outstanding share at April 28, 2007, but was reduced to $0 during July 2007 in anticipation of the Corporation declaring a final liquidating distribution and since management does not believe that such a contingency is required. This reserve is not classified as restricted or as a liability in the accompanying Statement of Net Assets in Liquidation.

                               GENESEE CORPORATION
                          Notes to Financial Statements

(1)  Liquidation Basis Note (continued)

     Estimated income tax receivable/payable - Based on management's estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It includes adjustments for estimates of future expenditures, the utilization of tax credits, and carryforwards and carrybacks.

     Certain amounts included in the estimated income tax receivable are subject to audit by the state and / or federal taxing authorities, most notably as it relates to the fiscal years ended May 1, 2004, April 30, 2005, April 29, 2006, and April 28, 2007. The Corporation has settled audits from the federal taxing authority through the fiscal tax year ended April 27, 2002 and audits from the New York State taxing authority through the fiscal tax year ended April 30, 2005.

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

     During the fourth quarter of fiscal 2006 the Corporation finalized income tax audits from the New York State Department of Taxation for the fiscal years ended May 3, 2003, May 1, 2004, and April 30, 2005 and remitted payment to New York State during the first quarter of fiscal 2007. Also, during the first quarter of fiscal 2007, the Corporation finalized and filed a federal income tax carryback claim for the fiscal year ended April 29, 2006; the Corporation received a refund in connection with this carryback claim during the second quarter of fiscal 2007. As a result of the tax payments made to New York State and the receipt of the federal income tax carryback claim, the estimated income tax liability of $195,000 as of April 29, 2006 was reduced to $179,000 as of October 28, 2006 (end of second quarter) and remained at $179,000 as of January 27, 2007 (end of third quarter.) During the fourth quarter of fiscal 2007, the Corporation released tax reserves in the amount of $231,000 resulting in the current $52,000 estimated net income tax receivable balance that represents previous overpayments of federal and New York State taxes.

     In addition, during the fourth quarter of fiscal 2007, the Corporation received $467,000 (including interest) in response to an additional federal refund claim of $460,000 for the 2001 fiscal year that had been previously filed with the Internal Revenue Service. Due to the uncertainty of collection on this claim, this amount had not been previously recorded in the Corporation's financial statements. During July 2007, the Corporation received $73,000 in additional interest income from the Internal Revenue Service as a final payment related to the refund claim described in this paragraph. This $73,000 amount represents interest receivable as of April 28, 2007 and is accordingly recorded in the Other Assets line item of the accompanying financial statements as of April 28, 2007. See also Note 2.

     The Corporation may incur additional professional fees as a result of any additional income tax audits.

                               GENESEE CORPORATION
                          Notes to Financial Statements

(1)  Liquidation Basis Note (continued)

     The following table depicts the estimated net income tax payable/receivable as of April 28, 2007 and April 29, 2006, respectively, reported on the accompanying Statement of Net Assets in Liquidation.

                                      2007   2006
                                      ----   ----
Estimated net income tax receivable    $52   $  0
                                       ---   ----
Estimated net income tax payable       $ 0   $195
                                       ---   ----

     (Dollars in thousands)

     Other assets - Valued based on management estimates. At April 28, 2007 and April 29, 2006 the $108,000 and $94,000 balances, respectively, are comprised of prepaid insurance (2006), a note receivable (2006 and 2007), and a $73,000 interest receivable from the Internal Revenue Service described in Note 2 (2007.)

     Accrued expenses and other liabilities - Based on management's estimate. These are the estimated costs to complete the Corporation's Plan of Liquidation and Dissolution, and represent the estimated cash costs of operating the Corporation through its expected termination which management has estimated to occur during the third quarter of calendar 2007. These costs, which include facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

                               GENESEE CORPORATION
                          Notes to Financial Statements

(1)  Liquidation Basis Note (continued)

     The tables below detail these costs by category as of April 28, 2007 and April 29, 2006 and the expenditures and management adjustments that occurred during the fiscal years then ended.

     Fiscal Year Ended April 28, 2007

                    April 29, 2006    Fiscal 2007   Fiscal 2007   April 28, 2007
Category                Balance      Expenditures   Adjustments       Balance
--------            --------------   ------------   -----------   --------------
Office expenses,
   Including rent      $ 11,000       $  (4,000)     $ (5,000)        $ 2,000
Insurance expense        21,000         (42,000)       22,000           1,000
Professional fees       174,000        (224,000)      124,000          74,000
Other                    29,000          (6,000)      (14,000)          9,000
                       --------       ---------      --------         -------
Totals                 $235,000       $(276,000)     $127,000         $86,000
                       ========       =========      ========         =======

During the third and fourth quarters of fiscal 2007 the Corporation increased its run-out accrual by $107,000 and $20,000, respectively. These additional costs, which are comprised primarily of professional fees as shown in the table above, are directly related to the length of time the Corporation anticipates will be required to wind-up the business affairs of the Corporation. As stated above, management has now estimated the Corporation's expected termination to occur during the third quarter of calendar 2007.

     Fiscal Year Ended April 29, 2006

                    April 30, 2005    Fiscal 2006   Fiscal 2006   April 29, 2006
Category                Balance      Expenditures   Adjustments       Balance
--------            --------------   ------------   -----------   --------------
Office expenses,       $ 17,000       $  (6,000)     $      0        $ 11,000
   Including rent
Insurance expense        26,000          (5,000)            0          21,000
Professional fees       338,000        (310,000)      146,000         174,000
Other                    77,000         (16,000)      (32,000)         29,000
                       --------       ---------      --------        --------
Totals                 $458,000       $(337,000)     $114,000        $235,000
                       ========       =========      ========        ========

The Corporation's estimate of remaining operating costs through final dissolution and other accrued expenses was increased by $14,000 and $100,000 in the first and third quarters of fiscal 2006, respectively. As of April 29, 2006, the Corporation has $235,000 recorded for these run-out costs covering all general and administrative costs, such as professional fees, office-related costs, insurance expense, and other miscellaneous costs expected to be incurred during the winding up of the Corporation's business.

                               GENESEE CORPORATION
                          Notes to Financial Statements

(1)  Liquidation Basis Note (continued)

     Contingent liabilities - As with any business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying financial statements.

     Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the combined total of Class A and Class B shares outstanding at April 28, 2007 and April 29, 2006.

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
                   ===========     ======

     Fiscal Year

     The Corporation's fiscal year ends on the Saturday closest to April 30. The fiscal year for the financial statements included herein is for the 52-week period ending April 28, 2007, April 29, 2006, and April 30, 2005.

(2)  Subsequent Event

     During July 2007, the Corporation received $73,000 in additional interest income from the Internal Revenue Service related to the fiscal 2001 $460,000 federal refund claim described in Note 1. The Corporation has recorded this amount as an interest receivable in the Other Assets line item in the accompanying financial statements.

                               GENESEE CORPORATION

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of April 28, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of April 28, 2007 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

There has been no change in the Corporation's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation's internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

                               GENESEE CORPORATION

                                    PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

     (a) Directors: The table below lists the sole director of the Corporation and sets forth his age, his other positions with the Corporation and its subsidiaries, his principal occupation, and the expiration of his term in office. The term in office expires at the annual meeting of shareholders of the Class A Common Stock held in the year specified.

                                                                              Expiration
                         Director      Position and Principal Occupation        of Term
     Name and Age          Since            for the Last Five Years            in Office
     ------------        --------   ---------------------------------------   ----------
Stephen B. Ashley (67)     1987     Former President of the Corporation (1)      2007

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

                        Officer of the
      Name        Age    Company Since                    Office
      ----        ---   --------------   ---------------------------------------
Steven M. Morse    43        2000        President, Treasurer, and Secretary (1)

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

                               GENESEE CORPORATION

     (c) Compliance with Section 16(a) of Securities Exchange Act of 1934: To the Corporation's knowledge, based solely on review of copies of reports of initial ownership and changes of ownership furnished to the Corporation by its directors, executive officers and persons who own more than ten percent of the Corporation's Class B Common Stock, and written representations to the Corporation by such persons that no other reports were required, there were no failures by such persons to comply with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 during the Corporation's fiscal year ended April 28, 2007.

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

Item 11. Executive Compensation

     The only compensation paid by the Corporation is paid to its sole director, Stephen B. Ashley, and its sole officer, Chief Executive Officer and Chief Financial Officer, Steven M. Morse. Mr. Ashley is paid $500 per month and was paid a total of $6,000 in fiscal 2007. Mr. Morse, an independent contractor who is paid $150 per hour, was paid $44,513 in fiscal 2007. The Corporation's compensation philosophy is to minimize its compensation expense while efficiently winding up of its affairs, so as to maximize the liquidation proceeds available for distribution to shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a) Security Ownership of Certain Beneficial Owners. The Corporation's only class of voting securities is its Class A Common Stock. As of July 9, 2007, persons who owned of record or were known by the Corporation to own beneficially more than 5% of the outstanding Class A Common Stock were:

                                                       Percent of
          Name and Address            Amount Owned   Class A Stock
          ----------------            ------------   -------------
Charles S. Wehle as Trustee             73,845(1)        35.2%
   Under the Will of Louis A. Wehle
   700 Powers Building
   16 West Main Street
   Rochester, New York 14614

Charles S. Wehle and Henry S. Wehle     41,957(2)        20.0%
   700 Powers Building
   16 West Main Street
   Rochester, New York 14614

Charles S. Wehle as Trustee under       12,145(3)         5.8%
   Elizabeth R. Wehle Trust
   700 Powers Building
   16 West Main Street
   Rochester, New York 14614

                               GENESEE CORPORATION

(1) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

(2) Excludes shares owned by trusts described elsewhere in this table and notes. Includes 31,443 shares held by Trust under Will of John L. Wehle, 8,595 shares owned individually by the Estate of John L. Wehle, Jr., 1,890 shares owned individually by Charles S. Wehle and 29 shares owned individually by Henry S. Wehle. Pursuant to a Shareholder Agreement and Irrevocable Proxy dated June 22, 1988 (the "Shareholder Agreement") among John L. Wehle, John L. Wehle, Jr., Charles S. Wehle and Henry S. Wehle (the "Shareholders"), Charles S. Wehle is appointed proxy to vote all voting securities of the Corporation then owned or thereafter acquired by the Shareholders. Under the Shareholder Agreement, Henry S. Wehle would succeed Charles S. Wehle as proxy in the event of the death, incapacity or resignation of Charles S. Wehle. The Shareholder Agreement will continue in effect until terminated in writing signed by all of the surviving Shareholders. As of July 9, 2007, 41,957 Class A shares, constituting 20% of the Class A shares outstanding, are subject to the Shareholder Agreement.

(3) The power to vote and otherwise act with respect to these shares is vested in Charles S. Wehle while a trustee. In the event of his death, resignation or incapacity, such power would pass to Henry S. Wehle.

Except as otherwise described above, to the Corporation's knowledge the persons listed above have sole voting and sole investment power with respect to all Class A shares listed.

     (b) Security Ownership of Management. The number of and percentage of outstanding shares of Class A and Class B Common Stock of the Corporation beneficially owned (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of July 9, 2007 by each director and by all directors and executive officers as a group are set forth in the following table:

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

                               GENESEE CORPORATION

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Effective May 1, 2004 the Corporation executed a short-term lease with S.B. Ashley Management Corporation for office space and records storage space totaling approximately 100 square feet and 200 square feet, respectively. The total monthly cost to the Corporation commencing May 3, 2004 is approximately $200. Stephen B. Ashley, the sole director of the Corporation, is an officer, director and majority owner of S.B. Ashley Management Corporation. During the fiscal year ending April 28, 2007, the Corporation paid $2,667 to S.B. Ashley Management Corporation for rent.

As indicated above, the Corporation has only one director and no committees of the Board of Directors. Because of the run-out status of the Corporation and the fact that it has only one director, Board committees, a director nominating policy, a shareholder communication policy, and other corporate governance is unnecessary. Further, Mr. Ashley is "independent" as defined under the rules of NASDAQ, where its Class B stock formerly traded.

                               GENESEE CORPORATION

                                     PART IV

Item 14. Principal Accounting Fees and Services

                     Fiscal 2007   Fiscal 2006
                     -----------   -----------
Audit Fees             $26,000       $ 24,500
Audit-Related Fees       8,500              0
Tax Fees                43,145        104,590
All Other Fees               0              0
                       -------       --------
   Total               $77,645       $129,090
                       =======       ========

Item 15. Exhibits and Financial Statement Schedules.

     (a)  The following documents are filed as part of this report:

          1.   Financial Statement Schedules:

               All schedules have been omitted because they are either not applicable or not required, or the required information is given in the financial statements or the notes thereto.

          2.   Exhibits:

               See Exhibit Index at Page 25 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        GENESEE CORPORATION


            July 25, 2007               By: /s/ Steven M. Morse
                (Date)                      ------------------------------------
                                            Steven M. Morse, President,
                                            Treasurer, and Secretary

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Stephen B. Ashley                   July 25, 2007   Director
-------------------------------------       (Date)
Stephen B. Ashley


/s/ Steven M. Morse                     July 25, 2007   President, Treasurer,
-------------------------------------        (Date)     and Secretary (Principal
Steven M. Morse                                         Executive Officer and
                                                        Principal Financial and
                                                        Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                                   DOCUMENT                                  PAGE
------                                   --------                                  ----
3-1      Certificate of Incorporation (incorporated by reference to Exhibit 3-1     --
         to the Corporation's report on Form 10-K for the fiscal year ended
         April 29, 2000).

3-2      Certificate of Amendment of the Certificate of Incorporation               --
         (incorporated by reference to the Corporation's report on Form 10-Q for the fiscal quarter ended January 27, 2001).

3-3      By-Laws (incorporated by reference to Exhibit 3-2 to the Corporation's     --
         report on Form 10-K for the fiscal year ended April 29, 2000).

10-1     Employment and Stock Appreciation Agreement with S.M. Morse dated as of    --
         December 15, 2000 (incorporated by reference to Exhibit 10-16 to the
         Corporation's report on Form 10-K for the fiscal year ended April 28,
         2001).

10-2     Letter agreement with S.B. Ashley dated January 8, 2001 (incorporated      --
         by reference to Exhibit 10-17 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-3     Indemnification Agreement with Steven M. Morse dated June 27, 2001         --
         (incorporated by reference to Exhibit 10-18 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001). Substantially identical agreements were executed with all other directors and officers of the Corporation.

10-4     Agreement of Sublease by and between S.B. Ashley Management Corporation    --
         and the Corporation dated May 18, 2001 (incorporated by reference to
         Exhibit 10-27 to the Corporation's report on Form 10-K for the fiscal year ended April 28, 2001).

10-5     Plan of Liquidation and Dissolution adopted by the Corporation's           --
         shareholders on October 29, 2000 (incorporated by reference to Exhibit
         10-28 to the Corporation's report on Form 10-K for the fiscal year ending April 28, 2001).

10-6     Amendment to Employment Agreement with S.M. Morse (see Exhibit 10-10       --
         above) dated as of May 4, 2003. (Incorporated by reference to Exhibit
         10-26 to the Corporation's report on Form 10-K for the fiscal year ended May 3, 2003)

10-7     Independent Contractor Agreement dated May 3, 2004 between Genesee         --
         Corporation and Steven M. Morse, CPA d/b/a Concorde Accounting and Tax
         Services (incorporated by reference to Exhibit 10-34 to the
         Corporation's annual report on Form 10-K for the fiscal year ended May
         1, 2004)

10-8     NYS Workers Compensation Policy effective June 1, 2005 (incorporated by    --
         reference to Exhibit 10-1 to the Corporation's report on Form 8-K filed on July 26, 2005)

14       Genesee Corporation Financial Code of Ethics (incorporated by reference    --
         to Exhibit 14 to the Corporation's report on Form 10-K for the fiscal year ended May 3, 2003)

31.1     Officer Certification as required by Section 302 of the Sarbanes-Oxley     26
         Act of 2002

31.2     Officer Certification as required by Section 302 of the Sarbanes-Oxley     27
         Act of 2002

32       Officer Certifications as required by Section 906 of the Sarbanes-Oxley    28
         Act of 2002