Form 10-Q
period 2007-07-28
GENESEE CORP
filed 2007-09-06
CIK 40934

Index to Exhibits at page 11
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0 - 1653
GENESEE CORPORATION
(Exact name of registrant as specified in its charter)

STATE OF NEW YORK	16-0445920

(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Powers Bldg., 16 W. Main Street, Rochester, New York	14614

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (585) 454-1250
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 4, 2007:

Class	Shares Outstanding

Class A Common Stock	209,885
Class B Common Stock	1,464,201

GENESEE CORPORATION
Statement Of Net Assets In Liquidation (Liquidation Basis)
July 28, 2007 and April 28, 2007
(Dollars in thousands, except per share data)

	July 28,	April 28,
	2007	2007
Assets

Cash and cash equivalents	$4,247	$4,131
Estimated net income tax receivable	0	52
Other assets	32	108

Total assets	$4,279	$4,291

Liabilities and Net Assets

Accrued expenses and other liabilities	$92	$86
Liquidating distribution payable	4,151	0

Total liabilities	4,243	86

Net assets in liquidation	$36	$4,205

Number of common shares outstanding (Class A - 209,885; Class B - 1,464,201)	1,674,086	1,674,086

Net assets in liquidation per outstanding share	$0.02	$2.51

See accompanying notes to financial statements.

GENESEE CORPORATION
Statement Of Changes In Net Assets In Liquidation (Liquidation Basis)
For the Thirteen Weeks Ended July 28, 2007 and July 29, 2006
(Dollars in thousands)
(Unaudited)

	2007	2006

Net assets in liquidation at April 28, 2007 and April 29, 2006, respectively	$4,205	$3,088
Interest income, net	52	33
Changes in estimated liquidation values of assets and liabilities	(70)	15
Liquidating distribution payable	(4,151)	0

Net assets in liquidation at July 28, 2007 and July 29, 2006, respectively	$36	$3,136

See accompanying notes to financial statements.

GENESEE CORPORATION
Notes to Financial Statements

NOTE (A)	Divestiture of the Corporation’s Operating Businesses and Other Assets
In October 2000, Genesee Corporation (the “Corporation”) shareholders approved a plan to divest all of the Corporation’s operations and then liquidate and dissolve the Corporation (the “Plan of Liquidation and Dissolution.”) Since then, as discussed below, the Corporation has divested all of its operations and substantially all of its other assets. The proceeds from these divestitures, net of amounts paid or reserved to discharge all of the Corporation’s obligations and liabilities, have been distributed to the Corporation’s shareholders in a series of liquidating distributions with the final distribution paid on August 28, 2007.
In December 2000 the Corporation sold its brewing business to High Falls Brewing Company, LLC (“High Falls”) for $27.2 million, of which it eventually received $24.2 million.
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
On August 16, 2006 the Corporation was dissolved upon the filing of its Certificate of Dissolution with the New York Secretary of State.
The liquidation of the Corporation was completed with payment of the final liquidating distribution on August 28, 2007.

NOTE (B)	Liquidation Basis of Accounting
The Corporation’s financial statements are prepared using the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. A Statement of Net Assets and a Statement of Changes in Net Assets are the two financial statements presented under the Liquidation Basis of Accounting.

GENESEE CORPORATION
Notes to Financial Statements

NOTE (B)	Liquidation Basis of Accounting (continued)
The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. In addition, the estimate of net assets in liquidation per share presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in the accompanying Statement of Net Assets in Liquidation generally does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those assets is distributed to shareholders.
General assumptions used and asset and liability values under the Liquidation Basis of Accounting
Following are assumptions utilized by management in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of July 28, 2007.
Cash and cash equivalents – Presented at face value. The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At July 28, 2007, substantially all cash balances were in excess of federally insured limits.
Estimated income tax receivable/payable – Based on management’s estimate. Amount reflects the impact on cash flow under an orderly liquidation scenario. It includes adjustments for estimates of future expenditures, the utilization of tax credits, and carryforwards and carrybacks.
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
As tax returns are filed utilizing management’s interpretation of applicable rules, the actual tax liability or refund determined after a tax audit can be different from amounts initially claimed when filing tax returns. Based upon all known facts, management has made an estimation of the range of probable outcomes after all tax returns have been filed and reviewed by the taxing authorities. To the extent that the Corporation is audited for other years by federal and/or state taxing authorities, such an audit or audits could result in an increase or decrease in the Corporation’s income tax receivable or create a net income tax payable.

GENESEE CORPORATION
Notes to Financial Statements

NOTE (B)	Liquidation Basis of Accounting (continued)
During the first quarter of fiscal 2008, the Corporation received previous overpayments of federal and New York State income taxes totaling $52,000. Also during the first quarter, the Corporation received $73,000 in additional interest income from the Internal Revenue Service related to a previously filed and received federal refund claim.
Other assets – Valued based on management estimates. At July 28, 2007 the $32,000 balance is comprised of a note receivable.
Accrued expenses and other liabilities – Based on management’s estimate. These are the estimated costs to complete the Corporation’s Plan of Liquidation and Dissolution, and represent the estimated cash costs required until the Corporation’s affairs are wound up, which management estimates will occur during the fourth quarter of calendar 2007. These costs, which include facilities, professional fees, and other related costs, are estimated based on various assumptions regarding the use of outside professionals (including attorneys and accountants) and other costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.
The table below details these costs by category as of April 28, 2007 and July 28, 2007 and the expenditures and management adjustments that occurred during the first quarter of fiscal 2008.

		Three Months	Three Months
		Ended	Ended
	April 28, 2007	July 28, 2007	July 28, 2007	July 28, 2007
Category	Balance	Expenditures	Adjustments	Balance
Office expenses, Including rent	$2,000	$(1,000)	$1,000	$2,000
Insurance expense	1,000	(1,000)	0	0
Professional fees	74,000	(61,000)	75,000	88,000
Other	9,000	(1,000)	(6,000)	2,000

Totals	$86,000	$(64,000)	$70,000	$92,000
During the first quarter of fiscal 2008 the Corporation increased its run-out accrual by $70,000. These additional costs, which are comprised primarily of professional fees as shown in the table above, are directly related to the length of time the Corporation anticipates will be required to wind-up the business affairs of the Corporation. As stated above, management now estimates that the Corporation’s affairs will be wound up during the fourth quarter of calendar 2007.
Contingent liabilities – As with any business, the Corporation may have potential contingent liabilities in addition to the liabilities recorded in the accompanying consolidated financial statements. Because no claims for contingent liabilities have been made or threatened, no amount has been recorded for such liabilities in the accompanying financial statements.

GENESEE CORPORATION
Notes to Financial Statements

NOTE (C)	Financial Statement Presentation
Liquidation Basis Financial Statements
The Corporation’s Statement of Net Assets in Liquidation as of July 28, 2007 and Statement of Changes in Net Assets in Liquidation for the thirteen-week periods ended July 28, 2007 and July 29, 2006 presented herein are unaudited. The April 28, 2007 Statement of Net Assets has been audited. In the opinion of management, these interim financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented.
Net assets in liquidation per outstanding share, which is reported in the Statement of Net Assets in Liquidation, is calculated by dividing net assets in liquidation by the number of common shares outstanding as of the statement date.
The accompanying financial statements have been prepared in accordance with GAAP and Securities and Exchange Commission guidelines applicable to interim financial information. These statements should be reviewed in conjunction with the Corporation’s annual report on Form 10-K for the fiscal year ended April 28, 2007. It is the Corporation’s policy to reclassify certain amounts in the prior year financial statements and interim financial information to conform to the current year presentation.

NOTE (D)	Class B Common Stock De-listing and Closing of Stock Books
At the close of business on December 31, 2003 the Corporation’s Class B Common Stock was de-listed from the NASDAQ National Market and the Corporation’s stock books for its Class A and Class B Common Stock were closed.

NOTE (E)	Subsequent Event
On August 3, 2007, the Corporation’s Board of Directors declared a final liquidating distribution of $2.48 per share payable on August 28, 2007 to Class A and Class B common stock shareholders of record on August 20, 2007. This final liquidating distribution was paid on August 28, 2007.
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

GENESEE CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY AND CAPITAL RESOURCES — JULY 28, 2007
Liquidating distributions have been paid to shareholders under the Corporation’s plan of liquidation and dissolution as follows:

	Amount	Amount
Date Paid	Distributed	Per Share
March 1, 2001	$12,557,000	$7.50
November 1, 2001	21,763,000	13.00
May 17, 2002	8,370,000	5.00
August 26, 2002	8,370,000	5.00
October 11, 2002	5,023,000	3.00
March 17, 2003	4,185,000	2.50
April 28, 2003	2,511,000	1.50
June 18, 2004	2,511,000	1.50
August 28, 2007	4,151,000	2.48

Total	$69,441,000	$41.48

As mentioned in Note E to the accompanying financial statements, the Corporation paid a final liquidating distribution to shareholders on August 28, 2007. This final liquidating distribution is included in the table above. Management expects that the Corporation will wind up its affairs in the fourth quarter of calendar 2007 and has estimated that the remaining costs required to do so will total $92,000 as of July 28, 2007. This amount has been recorded on the accrued expenses and other liabilities line in the accompanying Statement of Net Assets in Liquidation.
The Corporation’s cash and cash equivalents were invested in commercial bank money market funds until the payment of the final liquidating distribution to earn a market rate of return on those funds and give the Corporation the security and flexibility required as it completes the liquidation and dissolution process. These funds were yielding approximately 5.2% per annum at the time of the payment of the final liquidating distribution.
During the first quarter of fiscal 2008, the Corporation received previous overpayments of federal and New York State income taxes totaling $52,000. Also during the first quarter, the Corporation received $73,000 in additional interest income from the Internal Revenue Service related to a previously filed and received federal refund claim. The receipt of this $73,000 is reflected in the accompanying Statement of Net Assets in Liquidation by a decrease in the other assets line item since this amount was recorded as an interest receivable at April 28, 2007.
The accrued expenses and other liabilities line item increased during the first quarter of fiscal 2008 by $6,000 due to cash expenditures of approximately $64,000 and due to a first quarter increase in the run-out accrual of $70,000. (See Note B to the accompanying financial statements).

GENESEE CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Forward Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include estimates of the net assets of the Corporation in liquidation and statements about the Corporation’s operating costs through final dissolution, including the additional wind-up costs, which will vary with the length of time it continues to operate. The cautionary statements regarding estimates of net assets in liquidation set forth in the Notes to the accompanying financial statements that accompany this report are incorporated herein by reference. The forward-looking statements in this report are subject to a number of other significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Corporation’s operating businesses and other assets; the risk that federal, state or local taxing authorities will audit the income, sales, use and/or other tax returns filed by the Corporation resulting in additional taxes being assessed against the Corporation; the risk that the Corporation may not be able to realize its current estimate of the net value of its assets; the risk that the Corporation may have underestimated the settlement expense of its obligations and liabilities, including without limitation, accrued compensation and tax liabilities; risks associated with the liquidation and dissolution of the Corporation, including without limitation, settlement of the Corporation’s liabilities and obligations, costs, including professional fees, incurred in connection with carrying out the Plan of Liquidation and Dissolution and additional run-out expenses, discharge of contingent liabilities, reliance on sole director and sole officer and the risk of losing either, and the winding up and dissolution of the Corporation.

GENESEE CORPORATION

Item 4.	Controls and Procedures
The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of July 28, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of July 28, 2007 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 6.	Exhibits — See Exhibit Index at Page 11 of this report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESEE CORPORATION
Date: September 6, 2007	/s/ Steven M. Morse
Steven M. Morse
President, Treasurer, and Secretary

GENESEE CORPORATION
EXHIBIT INDEX

Exhibit
Number	Exhibit	Page No.

31.1	Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.	12

31.2	Officer Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002.	13

32	Officers’ Certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.	14